Form 10-Q
period 1995-03-31
PHOTO CONTROL CORP
filed 1995-05-09
CIK 78311

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended March 31, 1995    Commission File Number 0-7475

                           PHOTO CONTROL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


         Minnesota                                        41-0831186
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


4800 Quebec Avenue North, Minneapolis, Minnesota             55428
    (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number  (612)  537-3601

     ______________________________________________________________________
            (Former name, former address, and former fiscal year if
                          changes since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                            Outstanding at April 19, 1995
Common Stock, par value $.08                      1,510,647 Shares


                           PHOTO CONTROL CORPORATION
                                     INDEX


PART I    Financial Information                            Page Number

     Item 1:      Financial Statements

                  Consolidated Balance Sheet -
                    March 31, 1995 and December 31, 1994         3

                  Consolidated Statement of Operations
                    Three Months Ended March 31, 1995 and 1994   4

                  Consolidated Statement of Cash Flows -
                    Three Months Ended March 31, 1995 and 1994   5

                  Notes to Consolidated Financial
                    Statements                                   6

     Item 2:      Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                   7


PART II   Other Information

     Item 2:      Changes in Securities                          9

     Item 6:      Exhibits and Reports on Form 8-K               9



                           PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                March 31      December 31
                                                                  1995            1994
                                     ASSETS

Current Assets
  Cash                                                       $      4,220     $   307,227
  Accounts Receivable                                           1,399,079       1,506,202
  Other Receivables                                                 3,100          21,100
  Inventories                                                   6,252,943       5,727,360
  Prepaid Expenses                                                403,885         180,524
         Total Current Assets                                   8,063,227       7,742,413

Investments and other Assets
  Cash Value of Life Insurance                                    199,342         194,035
  Goodwill                                                         12,893          19,352
  Deferred Income Taxes                                           295,000         295,000
         Total Investments and other Assets                       507,235         508,387

Plant and Equipment
  Land and Building                                             4,185,355       4,185,355
  Machinery and Equipment                                       3,397,552       3,393,608
  Accumulated Depreciation                                     (3,856,931)     (3,765,624)
         Total Plant and Equipment                              3,725,976       3,813,339
                                                             $ 12,296,438     $12,064,139

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note Payable to Bank                                       $    725,000
  Current Maturities of Long-Term Debt                             98,054         117,612
  Accounts Payable                                                735,704         782,450
  Accrued Payroll and Employee Benefits                           399,893         382,760
  Accrued Expenses                                                121,237          81,061
         Total Current Liabilities                              2,079,888       1,363,883

Long-Term Debt                                                    670,000         670,000

Deferred Compensation                                             521,174         520,661

Stockholders' Equity
  Common Stock                                                    120,852         121,185
  Additional Paid-In Capital                                      962,863         927,645
  Retained Earnings                                             7,941,661       8,460,765
         Total Stockholders' Equity                             9,025,376       9,509,595
                                                             $ 12,296,438     $12,064,139


See accompanying notes to consolidated financial statements.


                           PHOTO CONTROL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)



                                       THREE MONTHS ENDED MARCH 31
                                         1995                1994

Sales                                 $3,044,080          $3,714,502

Cost and Expenses
 Cost of Goods Sold                    2,273,403           2,432,303
 Marketing and Administrative            971,777             868,413
 Research, Development & Eng.            399,189             366,101
 Interest                                 18,948              45,553
                                       3,663,317           3,712,370

Income (Loss) Before Income Tax         (619,237)              2,132

Income Tax Provision (Benefit)          (223,000)              1,000

Net Income (Loss)                       (396,237)              1,132


Net Income (Loss) Per Common Share    $     (.25)         $        -


See accompanying notes to consolidated financial statements.


                           PHOTO CONTROL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                         March 31
                                                    1995        1994
Cash flows from operating activities:
  Net income (Loss) from operations               $(396,237)   $   1,132
  Items not affecting cash-
    Depreciation                                    100,143      104,103
    Amortization                                      6,459        6,459
    Deferred compensation                             6,669        6,849
    (Gain) Loss on sale of equipment                 (3,635)
    Change in:
      Receivables                                   125,123      186,088
      Inventories                                  (525,583)    (506,875)
      Prepaid Expenses                             (223,361)      49,079
      Accounts payable                              (46,747)     231,362
      Accrued expenses                               57,309       21,936
  Proceeds from Life Insurance                                   202,127
  Payment of Deferred Compensation                   (6,156)

        Net cash provided by (used in)
         operating expenses                        (906,016)     302,260

Cash flows from investing activities:
  Additions to plant and equipment                  (23,652)    (249,410)
  Additions to cash value of life insurance          (5,307)      (5,307)
  Proceeds from sale of equipment                    14,507

        Net cash (used in) investing activities     (14,452)    (254,717)

Cash flow from financing activities:
 (Repayment) Borrowing on line of credit            725,000
  Repayment of long-term debt                       (19,558)    (862,560)
  Purchase of common stock                         (142,816)     (26,298)
  Proceeds from stock options exercised              54,835

        Net cash provided by (used in) by
         financing activities                       617,461     (888,858)

Change in cash                                     (303,007)    (841,315)
Cash at beginning of period                         307,227      842,815

Cash at end of period                             $   4,220    $   1,500


                           PHOTO CONTROL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (Unaudited)


NOTE 1

         Notes to financial statements presented herein do not include all the footnotes normally presented in the Company's annual report to stockholders.

         The accompanying financial statements reflect, in the opinion of management, all normal and recurring adjustments necessary to a fair presentation of financial position, results of operations, and cash flows for the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2

         Inventories are analyzed as follows:

                                          March 31      December 31
                                            1995           1994

               Raw Materials            $4,074,815        $3,606,564

               Work in Progress            772,889           942,939

               Finished Goods            1,405,239         1,177,857

                                        $6,252,943        $5,727,360

NOTE 3

Net Income per common share is computed based on the weighted average number of common shares outstanding and the potentially dilutive effective of stock options during the respective periods. Stock option dilution is computed under the Treasury Stock method using the average market price of the Company's common stock.


                           PHOTO CONTROL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

OPERATIONS

Sales for the first quarter ended March 31, 1995, were $3,044,000, a decrease of 18.0% and $670,000 from the first quarter in 1994. The decrease in sales was primarily due to a decrease in the camera product line of $608,000. The camera sales decrease is mostly due to reduction of sales of dual ported lens cameras to one customer which constituted 24% of 1994 consolidated sales. Sales to this customer in 1994 were primarily under a multi-year contract. A portion of this contract was completed in January 1995 and the balance of the contract has been rescheduled over a longer period of time. The impact of the decreased sales of dual ported lens cameras, as compared to fiscal year 1994, is expected to continue throughout 1995. As a result of slower order flow, consolidated sales are expected to decline during 1995 as compared to 1994.

The gross profit margin for the first quarter of 1995 decreased to 25.3% from 34.5% in the first quarter of 1994 due to the decrease in sales volume and the related under-absorption of overhead. The first quarter margin in 1994 was abnormally high due to the product mix in that quarter. The expected decline in sales is expected to result in decreases in the gross margin in 1995 as compared to 1994.

Research, development and engineering expenses increased by $33,000 for the first quarter of 1995 compared to the first quarter of 1994 as the result of employing additional engineering personnel.

Marketing and administrative expenses increased $103,000 in the first quarter of 1995 as compared to the first quarter of 1994. Of this increase, $69,000 was due to additional sales and management personnel and compensation paid upon exercise of non-qualified stock options as allowed for under the plan. An increase in trade shows and advertisement accounted for $34,000 of additional expenses.

Interest expense decreased by $27,000 compared to the first quarter of 1994 due to lower outstanding debt.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $303,000 to $4,220 since December 31, 1994. Operations for the quarter resulted in $906,000 of negative cash flow. $725,000 was borrowed under the $1,500,000 line of credit to fund the operating loss.

The Company repurchased 23,750 shares of common stock at a total cost of $145,000. $1,500,000 has been authorized for the stock repurchase program and $44,000 remains available at March 31, 1995 for additional repurchases.

The Company believes that its cash flow from operations and available borrowing capacity will be sufficient to finance operations, the stock repurchase program and capital requirements.


ITEM 2.  Changes in Securities

                                 Common Stock
                                                     Additional
                            Number of                 Paid In       Retained
                             Shares       Amount      Capital       Earnings

Balance at
    December 31, 1994      1,514,813    $ 121,185    $ 927,645    $ 8,460,765

Repurchase of Stock          (23,750)      (1,900)     (18,050)      (122,867)

Stock Options Exercised       19,584        1,567       53,268

Net Loss                                                             (396,237)

Balance at
    March 31, 1995         1,510,647    $ 120,852    $ 962,863      7,941,661


ITEM 6.  Exhibit and Reports on Form 8-K

A.  Exhibits - None
B. Reports on Form 8-K - There was no Form 8-K filed during the quarter.


                                PHOTO CONTROL CORPORATION
                                       (Registrant)


__________________              ______________________________________
       Date                     L.A. Willig, Chairman of the Board


__________________              ______________________________________
       Date                     C.R. Jackels, Vice President-Treasurer