Form 10-Q
period 1995-06-30
PHOTO CONTROL CORP
filed 1995-08-09
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995                    Commission File Number 0-7475


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


Yes _X_  No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                                     Outstanding at July 20, 1995
Common Stock, par value $.08                             1,510,647 Shares



                           PHOTO CONTROL CORPORATION
                                     INDEX




PART I                                                               Page Number

   ITEM 1:         Financial Information

                   Consolidated Balance Sheet -
                     June 30, 1995 and December 31, 1994                  3

                   Consolidated Statement of Operations -
                     Six Months and Three Months Ended
                     June 30, 1995 and 1994                               4

                   Consolidated Statement of Cash Flows -
                     Six Months Ended June 30, 1995 and 1994              5

                   Notes to Consolidated Financial Statements             6

   ITEM 2:         Management's Discussion and Analysis
                     of Financial Condition and Results of Operations     7


PART II

   ITEM 2:         Changes in Securities                                  9

   ITEM 4:         Results of Vote of Security Holders                    9

   ITEM 6:         Exhibits and Reports on Form 8-K                       9



                           PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                  JUNE 30      DECEMBER 31
                                                   1995            1994
       ASSETS

Current Assets
   Cash                                       $     71,215    $    307,227
   Accounts Receivable                           1,869,198       1,506,202
   Other Receivables                                 3,100          21,100
   Inventories                                   6,377,553       5,727,360
   Prepaid Expenses                                323,709         180,524
         Total Current Assets                    8,644,775       7,742,413

Investments and other Assets
   Cash Value of Life Insurance                    200,316         194,035
   Goodwill                                          6,434          19,352
   Deferred Income Taxes                           295,000         295,000
         Total Investments and other Assets        501,750         508,387

Plant and Equipment
   Land and Building                             4,185,355       4,185,355
   Machinery and Equipment                       3,493,768       3,393,608
   Accumulated Depreciation                     (3,933,817)     (3,765,624)
         Total Plant and Equipment               3,745,306       3,813,339
                                              $ 12,891,831    $ 12,064,139

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note Payable to Bank                       $  1,000,000    $
   Current Maturities of Long-Term Debt            140,776         117,612
   Accounts Payable                              1,107,827         782,450
   Accrued Payroll and Employee Benefits           421,843         382,760
   Accrued Expenses                                 86,734          81,061
         Total Current Liabilities               2,757,180       1,363,883

Long-Term Debt                                     635,000         670,000

Deferred Compensation                              519,630         520,661

Stockholders' Equity
   Common Stock                                    120,852         121,185
   Additional Paid-In Capital                      962,863         927,645
   Retained Earnings                             7,896,306       8,460,765
         Total Stockholders' Equity              8,980,021       9,509,595
                                              $ 12,891,831    $ 12,064,139

          See accompanying notes to consolidated financial statements.



                           PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (unaudited)



                                               THREE MONTHS                 SIX MONTHS
                                               ENDED JUNE 30               ENDED JUNE 30

                                             1995          1994          1995          1994

Sales                                    $ 3,496,583    $4,491,738   $ 6,540,663    $8,206,240

Cost and Expenses
   Cost of Goods Sold                      2,482,528     2,895,935     4,755,931     5,328,238
   Marketing & Administrative                740,400       737,688     1,712,177     1,606,101
   Research, Development & Engineering       309,933       362,456       709,122       728,557
   Interest                                   33,077         5,177        52,025        50,730
                                           3,565,938     4,001,256     7,229,255     7,713,626

Income (Loss) Before Income Taxes            (69,355)      490,482      (688,592)      492,614

Income Tax Provision (Benefit)               (24,000)      187,000      (247,000)      188,000

Net Income (Loss)                        $   (45,355)   $  303,482   $  (441,592)   $  304,614

Net Income (Loss) Per Common Share       $      (.03)   $      .18   $      (.28)   $      .18


          See accompanying notes to consolidated financial statements.



                           PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)




                                                                         JUNE 30
                                                                   1995           1994
Cash flows from operating activities:
     Net income from operations                                  (441,592)       304,614
     Items not affecting cash-
         Depreciation                                             200,286        208,206
         Amortization                                              12,918         12,918
         Deferred compensation                                     11,281         13,698
         Loss on sale of equipment                                  8,774
         Change in:
              Receivables                                        (344,996)        68,781
              Inventories                                        (650,193)    (1,118,437)
              Prepaid Expenses                                   (143,185)       159,754
              Income Taxes                                                       128,978
              Accounts Payable                                    325,377        312,293
              Accrued Expenses                                     44,756         35,075

                  Net cash provided by operating activities      (976,574)       125,880

Cash flows from investing activities:
     Additions to plant and equipment                            (161,861)      (359,435)
     Additions to cash value of life insurance                     (6,281)       (10,614)
     Proceeds from sale of equipment                               20,833
                  Net cash used in investing activities          (147,309)      (370,049)

Cash flow from financing activities:
     Repayment of long-term debt                                  (11,836)      (902,869)
     Purchase of common stock                                    (142,816)       (81,810)
     (Repayment) borrowing on line of credit                    1,000,000        350,000
     Proceeds from stock option exercised                          54,835
     Proceeds from life insurance                                                202,127
     Payment of deferred compensation                             (12,312)
                  Net cash used in financing activities           887,871       (432,552)

Change in cash                                                   (236,012)      (676,721)
Cash at beginning of period                                       307,227        842,815

Cash at end of period                                         $    71,215    $   166,094


          See Accompanying notes to consolidated financial statements



                           PHOTO CONTROL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995

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

NOTE 2

         Inventories are analyzed as follows:

                                                 JUNE 30          DECEMBER 31
                                                  1995               1994


              Raw Materials                     $3,757,711         $3,606,564

              Work in Progress                   1,226,813            942,939

              Finished Goods                     1,393,029          1,177,857

                                                $6,377,553         $5,727,360


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



                           PHOTO CONTROL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATION



RESULTS OF OPERATIONS

Sales for the second quarter ended June 30, 1995 were $3,496,000 a decrease of 22.1% from the same quarter in the prior year. Sales for the six months ended June 30, 1995 were $6,540,000, a decrease of 20.3% over the same period in the prior year. The decrease in sales were primarily due to a decrease in camera sales of $800,000 for the second quarter, and $1,408,000 decrease for the year to date period, as compared to the same periods in the prior year. The camera sales decrease is substantially due to reduction of sales of dual ported lens cameras to one customer which constituted 24% of 1994 consolidated sales. Sales to this customer in 1994 were primarily under a multi-year contract. A portion of this contract was completed in January 1995 and the balance of the contract has been rescheduled over a longer period of time. The impact of the decreased sales of dual ported lens cameras, as compared to fiscal year 1994, is expected to continue throughout 1995. Printer sales declined by $541,000 for the second quarter of 1995 from the same quarter in the prior year and was off-set by flash equipment sales increase of $346,000. Printer sales for the six months ended June 30, 1995 declined by $705,000 and was off-set by flash equipment sales increase of $448,000. A decrease of printer sales to the foreign market and sales of custom printer optics account for the decline in the printer product line. As a result of slower order flow, consolidated sales are expected to decline during 1995 as compared to 1994

The gross profit margin for the second quarter of 1995 decreased to 29.0% from 35.5% in the second quarter of 1994. The gross profit margin for the six months ended June 30, 1995 decreased to 27.3% from 35.2% in the prior year period. The gross profit margin decreases are due to lower levels of production in 1995 as compared to 1994 resulting in under absorption of overhead. Marketing and administrative expenses increased as a percentage of sales to 21.1% for the second quarter of 1995 from 16.4% for the second quarter of 1994 and increased to 26.2% for the six months of 1995 from 19.6% for the same period in 1994. These increases resulted from increased marketing expense while sales were decreasing.

Research, development and engineering expense decreased by $52,000 for the second quarter of 1995 compared to the second quarter of 1994 and decreased by $19,000 for the first six months of 1995 compared to the same period of 1994. As a result of increased outstanding debt, interest expense increased by $28,000 in the second quarter of 1995 compared to the second quarter of 1994 and increased $1,000 dollars for the first six months of 1995 compared to the same period in 1994.

LIQUIDITY & CAPITAL RESOURCES

Cash decreased $236,000 to $71,000 since December 31, 1994. Operations for the six months ended June 30, 1995 resulted in $976,000 of negative cash flow. As a result of this negative cash flow, the Company borrowed $1,000,000 under its $1,500,000 line of credit. The Company believes it has sufficient additional borrowing capacity to meet its foreseeable financing needs.

The Company repurchased 23,750 shares of common stock at a total cost of $143,000 during six months ended June 30, 1995 The Company's Board has authorized an aggregate of $1,500,000 for the stock repurchase program of which $44,000 remains available at June 30, 1995 for additional repurchases.

The Company believes that its cash flow from operations and available borrowing capacity will be sufficient to finance operations, the stock repurchase program and capital requirements for the remainder of 1995.



ITEM 2.  CHANGES IN SECURITIES

                                    COMMON STOCK
                                                          ADDITIONAL
                                NUMBER OF                  PAID IN      RETAINED
                                 SHARES        AMOUNT      CAPITAL      EARNINGS

Balance at December 31, 1994    1,514,813    $ 121,185    $ 927,645    $ 8,460,765

Repurchase of Stock               (23,750)      (1,900)     (18,050)      (122,867)

Stock Options Exercised            19,584        1,567       53,268

Net Loss                                                                  (441,592)

Balance at June 30, 1995        1,510,647    $ 120,852    $ 962,863    $ 7,896,306


ITEM 4.  RESULTS OF VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 11, 1995 the following matters were approved by the Company's stockholders:

         1.   Set the number of directors at six (6). The voting results were:
              1,394,288 For, 6,583 Against and 5,643 Abstained.

         2. Elected Messrs. Leslie A. Willig and George A. Kiproff to the Board of Directors for a three year term or until the election and qualification of a respective successor.

              The voting results were as follows:
                                            FOR           TO WITHHOLD AUTHORITY
              Leslie A. Willig            1,399,214              7,300
              George A. Kiproff           1,400,608              5,906

              Messrs. Thomas J. Cassady, Joe M. Kilgore, James R. Loomis, and William L. Norman are directors of the Company whose terms of office continued after the annual meeting of stockholders.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

A.  Exhibits - None
B.  Reports on Form 8-K - None

                                PHOTO CONTROL CORPORATION
                                     (Registrant)

__________________              ______________________________________
     Date                       L.  A. Willig, Chairman of the Board

__________________              ______________________________________
     Date                       C.  R. Jackels, Vice President-Treasurer