Form 10-Q
period 1995-09-30
PHOTO CONTROL CORP
filed 1995-11-03
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934




For Quarter Ended September 30, 1995               Commission File Number 0-7475


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

         ______________________________________________________________
            (Former name, former address, and former fiscal year if
                          changes since last report.)


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

          Class                              Outstanding at October 20, 1995
Common Stock, par value $.08                        1,618,995 Shares




                           PHOTO CONTROL CORPORATION
                                     INDEX




PART I                                                             Page Number

    ITEM 1:        Financial Information

                   Consolidated Balance Sheet -
                     September 30, 1995 and December 31, 1994             3

                   Consolidated Statement of Operations -
                     Nine Months and Three Months Ended
                     September 30, 1995 and 1994                          4

                   Consolidated Statement of Cash Flows -
                     Nine Months Ended September 30, 1995 and 1994        5

                   Notes to Consolidated Financial
                     Statements                                           6

    ITEM 2:        Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                           7


PART II

    ITEM 2:        Changes in Securities                                  8

    ITEM 6:        Exhibits and Reports on Form 8-K                       8




                           PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                               SEPTEMBER 30     DECEMBER 31
                                                   1995            1994
                     ASSETS
Current Assets
    Cash                                      $    326,829    $    307,227
    Accounts Receivable                          1,851,085       1,506,202
    Other Receivables                                3,100          21,100
    Inventories                                  6,309,496       5,727,360
    Prepaid Expenses                               267,571         180,524
         Total Current Assets                    8,758,081       7,742,413

Investments and other Assets
   Cash Value of Life Insurance                    209,956         194,035
   Goodwill                                                         19,352
   Deferred Income Taxes                           295,000         295,000
         Total Investments and other Assets        504,956         508,387

Plant and Equipment
   Land and Building                             4,185,355       4,185,355
   Machinery and Equipment                       3,547,327       3,393,608
   Accumulated Depreciation                     (4,033,960)     (3,765,624)
         Total Plant and Equipment               3,698,722       3,813,339
                                              $ 12,961,759    $ 12,064,139

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note Payable to Bank                       $    700,000    $
   Current Maturities of Long-Term Debt            135,946         117,612
   Accounts Payable                              1,178,190         782,450
   Accrued Payroll and Employee Benefits           283,847         382,760
   Accrued Expenses                                 73,293          81,061
         Total Current Liabilities               2,371,276       1,363,883

Long-Term Debt                                     635,000         670,000

Deferred Compensation                              520,143         520,661

Stockholders' Equity
   Common Stock                                    127,020         121,185
   Additional Paid-In Capital                    1,244,587         927,645
   Retained Earnings                             8,063,733       8,460,765
         Total Stockholders' Equity              9,435,340       9,509,595
                                              $ 12,961,759    $ 12,064,139

          See accompanying notes to consolidated financial statements.




                           PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)






                                                             THREE MONTHS                          NINE MONTHS
                                                          ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30

                                                        1995              1994                   1995          1994

Sales                                                $4,858,565       $ 5,993,414          $ 11,399,228     $14,199,654

Cost and Expenses
   Cost of Goods Sold                                 3,441,190         3,926,075             8,197,121       9,254,313
   Marketing & Administrative                           811,210         1,058,585             2,523,387       2,664,686
   Research, Development & Engineering                  312,445           384,011             1,021,567       1,112,568
   Interest                                              33,293            25,157                85,318          75,887
                                                      4,598,138         5,393,828            11,827,393      13,107,454

Income (Loss) Before Income Taxes                       260,427           599,586              (428,165)      1,092,200

Income Tax Provision (Benefit)                           93,000           227,000              (154,000)        415,000

Net Income (Loss)                                      $167,427          $372,586             $(274,165)       $677,200

Net Income (Loss) Per Common Share                    $     .11       $       .23           $      (.17)    $       .41


          See accompanying notes to consolidated financial statements.




                           PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)



                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30
                                                                   1995        1994
Cash flows from operating activities:
Net income from operations                                      $(274,165)   $ 677,200
Items not affecting cash-
   Depreciation                                                   300,429      312,309
   Amortization                                                    19,352       19,377
   Deferred compensation                                           17,950       22,339
   Loss on Sale of Equipment                                        8,774
   Change in:
        Receivables                                              (326,883)    (732,307)
        Inventories                                              (582,136)    (218,810)
        Prepaid Expenses                                          (87,047)     136,378
        Income Taxes                                               50,930
        Accounts Payable                                          395,740       10,618
        Accrued Expenses                                         (106,681)      57,137

          Net cash provided by operating activities              (634,667)     335,171

Cash flows from investing activities:
Common Stock contributed to profit sharing plan                    33,391
Additions to plant and equipment                                 (215,419)    (488,222)
Additions to cash value of life insurance                         (15,921)     (15,921)
Proceeds from sale of equipment                                    20,833
          Net cash used in investing activities                  (177,116)    (504,143)

Cash flow from financing activities:
Proceeds from life insurance                                      202,127
Proceeds from stock options exercised                             309,335       13,332
Repayment of long-term debt                                       (16,666)    (908,179)
Purchase of common stock                                         (142,816)    (165,119)
Borrowing (repayment) on line of credit                           700,000      500,000
Payment of deferred compensation                                  (18,468)
          Net cash provided by (used in) financing activities     831,385     (357,839)

Change in cash                                                     19,602     (526,811)
Cash at beginning of period                                       307,227      842,815

Cash at end of period                                           $ 326,829    $ 316,004



          See Accompanying notes to consolidated financial statements




                           PHOTO CONTROL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

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

NOTE 2

     Inventories are analyzed as follows:

                                              SEPTEMBER 30          DECEMBER 31
                                                  1995                 1994

          Raw Materials                        $3,726,406           $3,606,564
          Work in Progress                      1,182,705              942,939
          Finished Goods                        1,400,385            1,177,857

                                               $6,309,496           $5,727,360


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



                           PHOTO CONTROL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Sales for the third quarter ended September 30, 1995 were $4,858,000, a decrease of 18.9% from the same quarter in the prior year. Sales for the nine months ended September 30, 1995 were $11,399,000, a decrease of 19.7% over the same period in the prior year. The decrease in sales were primarily due to a decrease in camera sales of $1,046,000 for the third quarter, and $2,455,000 decrease for the year to date period, as compared to the same periods in the prior year. The decrease in camera sales is substantially due to the reduction in sales of dual ported lens cameras to one customer. This customer constituted 24% of the 1994 consolidated sales. Sales to this customer have been made primarily under a multi-year contract. A portion of this contract was completed in January 1995 and sales under this contract will continue at reduced amounts through April 1996. The number of dual ported lens cameras to be sold under this contract is uncertain. Printer sales declined for the three months and for the nine months ended September 30, 1995 as compared to the same periods in 1994, but was offset by increased flash equipment sales. A decrease of printer sales to the foreign market and sales of custom printer optics account for the decline in the printer product line.

The gross profit margin for the third quarter of 1995 decreased to 29.8% from 34.5% in the third quarter of 1994. The gross profit margin for the nine months ended September 30, 1995 decreased to 28.1% from 34.8% in the prior year period. The gross profit margin decreases are due to lower levels of production in 1995 as compared to 1994 resulting in under absorption of overhead. Marketing and administrative expenses decreased as a percentage of sales to 16.7% for the third quarter of 1995 from 17.7% for the third quarter of 1994 and increased to 22.1% for the nine months of 1995 from 18.8% for the same period in 1994. In the third quarter of 1994, a profit sharing contribution was recorded which caused the higher percentage that quarter compared to the third quarter of 1995. The increase for the nine months of 1995 over the nine months of 1994 resulted from increased marketing expense while sales were decreasing.

Research, development and engineering expense decreased by $72,000 for the third quarter of 1995 compared to the third quarter of 1994 and decreased by $91,000 for the first nine months of 1995 compared to the same period of 1994. As a result of increased outstanding debt, interest expense increased by $8,000 in the third quarter of 1995 compared to the third quarter of 1994 and increased $9,000 dollars for the first nine months of 1995 compared to the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $20,000 to $327,000 since December 31, 1994. Operations for the nine months ended September 30, 1995 resulted in $635,000 of negative cash flow. As a result of this negative cash flow, the Company borrowed $700,000 under its $1,500,000 line of credit. The Company believes that, if necessary, it has additional borrowing capacity to meet its foreseeable financing needs.

The Company repurchased 23,750 shares of common stock at a total cost of $143,000 during nine months ended September 30, 1995. The Company's Board has authorized an aggregate of $1,500,000 for the stock repurchase program of which $44,000 remains available at September 30, 1995 for additional repurchases.

The Company believes that its cash flow from operations and available borrowing capacity will be sufficient to finance operations, the stock repurchase program and capital requirements for the foreseeable future.



ITEM 2.  CHANGES IN SECURITIES

                                      COMMON STOCK
                                                              ADDITIONAL
                                 NUMBER OF                     PAID IN       RETAINED
                                  SHARES         AMOUNT        CAPITAL       EARNINGS

Balance at December 31, 1993     1,514,813    $   121,185    $   927,645    $ 8,460,765

Repurchase of Stock                (23,750)        (1,900)       (18,050)      (122,867)

Stock Options Exercised             88,334          7,067        302,268

Shares Contributed to Profit         8,348            668         32,724
  Sharing Plan

Net Loss                                                                       (274,165)

Balance at September 30,1995     1,587,745    $   127,020    $ 1,244,587    $ 8,063,733




ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

A.  Exhibits -

    Exhibit 27 (For SEC use only)

B.  Reports on Form 8-K - None




PHOTO CONTROL CORPORATION
(Registrant)


_______________________________________     _________________
L.A. Willig, Chairman of the Board                   Date


_______________________________________     _________________
C.R. Jackels, Vice President-Treasurer               Date