Form 10-K405
period 1995-12-31
PHOTO CONTROL CORP
filed 1996-03-21
CIK 78311

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                           Commission File No: 0-7475

     -----------------------------------------------------------------------

                            PHOTO CONTROL CORPORATION
             (Exact name of Registrant as specified in its charter)

Minnesota
(State or other jurisdiction of                                 41-0831186
incorporation or organization)                               (I.R.S. Employer
                                                            Identification No.)

                            4800 Quebec Avenue North
                          Minneapolis, Minnesota 55428
                    (Address of principal executive offices)
               Registrant's telephone number, including area code:
                                 (612) 537-3601
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.08

     ----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_. No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 4, 1996 was approximately $4,245,000 (based on the closing sale price of the Registrant's Common Stock on such date).

-------------------------------------------------------------------------------

Number of shares of $0.08 par value Common Stock outstanding at March 4, 1996:
                                    1,608,163


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement to be dated April 1, 1996 for its Annual Meeting of Shareholders are incorporated by reference into
Part III.




                                     PART I

ITEM 1.  BUSINESS

         (a) General Development of Business.

         Photo Control Corporation (the "Registrant" or the "Company") was organized as a Minnesota corporation in 1959. The Registrant acquired all of the outstanding stock of Norman Enterprises, Inc. ("Norman"), a California corporation, in 1973. In June, 1983 the Registrant acquired all of the outstanding stock of Nord Photo Engineering, Inc. ("Nord"), a Minnesota corporation. In October, 1986 the Registrant acquired all of the outstanding stock of Bardwell & McAlister, Inc. ("Bardwell"), a California corporation. As of December 31, 1987, Bardwell was liquidated and its assets and liabilities were transferred to Norman. Norman discontinued the manufacture and sale of the Bardwell product line during 1994.

         The Registrant designs, manufactures, and markets professional cameras, long-roll film magazines, photographic accessories, Norman electronic flash equipment, and Nord photographic package printers. All references to the "Registrant" or the "Company" also include "Norman" and "Nord" unless indicated otherwise.

         (b) Financial Information About Industry Segments.

         During the years ended December 31, 1995, 1994, and 1993, the Registrant was engaged in one industry which consisted of designing, manufacturing, and marketing professional photographic equipment.

         (c) Narrative Description of Business.

         (c) (l)(i) Principal Products, Services and Markets. The Registrant designs, manufactures and markets professional cameras, long-roll film magazines, photographic accessories, Norman electronic flash, cine and video lighting equipment, and Nord photographic package printers.

         The principal market for the Registrant's long-roll camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers. The market with respect to the Norman electronic flash equipment is broader, extending to all professional photographers and to experienced amateur photographers. The market for Nord photographic package printers is photographic processing labs which specialize in producing photographic color print packages such as those often produced for weddings and school photography. The geographic market in which the Registrant competes with respect to long-roll camera equipment, flash equipment, printers, and cine and video lights consists of the entire United States and, to a lesser extent, some foreign countries.

         The Registrant markets most of its cameras, film magazines, and photographic accessories through its two employee salesmen and one independent sales representative and part-time use of a service employee. Such equipment is marketed primarily under the tradename, "Camerz". Norman markets its electronic flash and lighting equipment through three full-time employee salesmen, and ten independent sales representatives. Nord markets its printers through five employee salesmen, one independent sales representative, and by part-time use of three service employees. The Camerz division and Nord utilize the same independent sales representative to sell both product lines. It is expected that the sales force will remain at the current level during 1996.

         (c)(1)(ii) New Products and Services. The Camerz division introduced two tripods, the Auto-Mate which features a gas charged, counter-balanced center column cylinder for holding cameras from twelve to thirty-five pounds and the Adjusto-Mate which has a gear driven column with precision rack and pinion movement to hold up to fifty pounds. Also the Camerz ZII Digital Preview System was placed in four beta sites. The system main components are a ZII Camera with EIS (electronic identification system) an Electronic Camera mounted on the ZII with synchronized zooming, a customized PC with a camera synchronizing board, and a Camerz frame-grabber board, a camera monitor and an optional point-of-sale computer system and monitor. The Camerz software allows up to sixteen frames to be viewed on the screen at one time, and selection can be made by process of elimination with each frame identified on the screen by a Camerz EIS sequential frame number which matches a number exposed on the film. Delivery of the system started in January 1996.

Nord acquired the Bespro product line which features a low cost multi-lens printer. The daylight printer handles all professional color and black and white film sizes, and prints on either eleven, ten or eight inch paper. Nord enhanced its additive lamphouse by making it compatible with Accudata(TM), a printer controller used on a wide variety of photographic printers.

Norman improved its line of battery-portable flash units by introducing the new "Super Battery" and "Delta V Charger." This nickel-cadmium battery provides 25% more flashes per charge with no memory effect and the charger utilizes a micro processor control circuit that substantially increases battery life. These improvements have dramatically revitalized sales of Norman's portables. Also, Norman introduced the new high-power 40/40 power supply. Sales in 1995 were to a single high-volume user, with introduction to the dealers in January 1996.

         (c)(1)(iii) Sources and Availability of Raw Materials. Materials required for the Registrant's photographic equipment consist primarily of fabricated parts, lenses, electronic components, and lights, most of which are readily available from numerous sources.

         (c)(1)(iv) Patents, Trademarks, Licenses, Franchises and Concessions. The Registrant, on February 16, 1982, obtained United States patent number 4,319,819 for a reflex shutter, which is used in conjunction with a zoom lens. The Registrant has incorporated the shutter into a zoom lens camera which was first introduced in fiscal 1980.

         The Registrant on June 7, 1988, obtained a United States Patent number 4,750,012 for a reflex shutter for SLR cameras. The shutter is incorporated into the "Z35" camera which was first introduced in 1987.

         In 1991, the Registrant was granted United States Patent number 5,055,863 for a multiple image transfer camera system for the simultaneous transfer of light rays from an object to a pair of separate, discrete mediums to provide for substantially exact image reproduction and capture thereof at either or both of two media.

         The Registrant received U.S. Patent No. 5,294,950 on March 15, 1994 for an identification system for automated film and order processing including machine and human readable code.

         On July 12, 1994, the U.S. Patent and Trademark Office granted the Registrant patent number 5,329,325 for the Registrant's synchronized zoom electronic camera system.

         Nord holds two patents. Patent number 4,213,689 granted July 22, 1980 relates to a camera shutter which is electromagnetically activated and is not currently in production. The Additive Color Lamphouse patent, granted in 1991, United States Patent number 5,032,866, covers a closed loop light intensity feedback control system for regulating the light sources within the lamphouse.

         The Registrant believes that it is the owner of two unregistered trademarks, "Camerz" and the logo-type used in connection with the sale of photographic equipment under the name Camerz. Also, the Registrant owns one registered trademark called "Smart System".

         Nord is the owner of four registered trademarks; "Portrait Express," "Nord", "ESP", and a logo-type design referred to as the "Micrometer."

         Although the Registrant's patents and trademarks are valuable, they are not considered to be essential to the Company's success. Innovative application of existing technology along with providing efficient and quality products are of primary importance.

         The Registrant has entered into agreements with employees which agreements grant the Registrant a exclusive right to use, make and sell inventions conceived by employees during their employment with the Registrant. The Registrant believes that the right to use, make and sell such inventions adequately protects the Registrant against any employee who might claim an exclusive proprietary right in an invention developed while the employee was employed by the Registrant.

         (c)(1)(v) Seasonal Fluctuations. The photographic equipment business, including that of Norman and Nord, is somewhat seasonal. There is a larger volume of sales from March through October.

         (c)(1)(vi) Working Capital Practices. The Registrant believes that its working capital needs are typical to the industry. The nature of the Registrant's business does not require that it maintain a high volume of finished goods inventory or provide extended payment terms to customers. The Registrant maintains an inventory of raw material and finished products and permits customers to return only defective merchandise.

         (c)(1)(vii) Single Customer. During the years ended December 31, 1995, 1994 and 1993, the company derived 20.2%, 24.2% and 17.4%, respectively, of its sales from one unaffiliated customer, Lifetouch Inc. and its affiliates.

         (c)(1)(viii) Backlog. The dollar amount of backlog believed by the Registrant to be firm as of December 31, is as follows:

                                   1995              1994             1993

             Company            $1,397,000        $4,994,000       $7,967,000
             Nord                  426,000         1,109,000          486,000
             Norman              1,035,000            83,000            6,000
                                ----------        ----------       ----------
             Total              $2,858,000        $6,186,000       $8,459,000
                                ==========        ==========       ==========

The Registrant anticipates that it and its subsidiaries will be able to fill all current backlog orders during the fiscal year ending December 31, 1996.

         (c)(1)(ix) Government Contracts. No material portion of the Registrant's or its subsidiaries' business is subject to renegotiation of profits or termination of any contract or subcontract at the election of the Government.

         (c)(1)(x) Competition. Primary methods of competition for the Company's products are product performance, reliability, service, and delivery. The Registrant's two primary competitors with respect to such equipment are Lucht Engineering, Inc., which sells photographic printers, and Beattie Systems, Inc., which sells long-roll cameras. Because of varying product lines, the Registrant is unable to state accurately its competitive position in relation to such competitors. In the somewhat broader market in which Norman competes in the sale of professional studio electronic flash equipment, there are approximately fourteen significant competitors, several of which are well established. The Registrant is unable to state accurately Norman's overall competitive position in relation to such competitors. Norman's dominant competitors are Broncolor, Dynalite, White Lighting, Photogenic, and Speed-O-Tron.

         (c)(1)(xi) Research and Development. The Registrant spent the following amounts on research activities relating to the development of new products, services, and production engineering:

                                                YEAR ENDED
                                                DECEMBER 31
                                  ----------------------------------------
                                  1995              1994              1993
                                  ----              ----              ----

          Camerz Division      $  408,000           407,000           396,000
          Nord                    520,000           730,000           561,000
          Norman                  382,000           403,000           329,000
                               ----------        ----------        ----------
          Total                $1,310,000        $1,540,000        $1,286,000
                               ==========        ==========        ==========

         The Company intends to maintain its level of spending on research and development.


         (c)(1)(xii) Environmental Regulation. Federal, state and local laws and regulations with respect to the environment have had no material effect on the Registrant's or its subsidiaries' capital expenditures, earnings, or respective competitive positions.

         (c)(1)(xiii) Employees. As of December 31, 1995, the Registrant had the following employees:

                                            FULL-TIME       PART TIME
                                            ---------       ---------
          Camerz Division                      44                1
          Nord                                 33                1
          Norman                               62                3
                                              ---              ---
          Total                               139                5
                                              ===              ===

The Registrant utilizes subcontract personnel on a temporary basis to supplement its regular work force which totaled 46 people as of December 31, 1995.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Registrant has no operations based outside of the United States. During each of the last three years ended December 31, 1995, slightly more than 5% of the Registrant's consolidated sales were derived from export sales.

ITEM 2.  PROPERTIES

         The Registrant's principal property is located at 4800 Quebec Avenue North, Minneapolis, Minnesota. The building at that location consists of 60,000 square feet and is located on 3 1/2 acres of land. The building was constructed in 1971 and was purchased in 1980. Extensive remodeling has been done to meet the specific needs of the Company. The Registrant first occupied the building during the fall of 1980, and uses the building for camera production, Nord printer manufacturing, and as corporate offices.

         Nord owns a 5,000 square foot building in Hinckley, Minnesota, on one acre of land, which houses optical production and was built in 1981. In February 1996, the production was moved to Minneapolis and the building listed for sale.

         Norman occupies a 32,000 square foot building in Burbank, California which was constructed in 1977 and expanded in 1984. The facility is located on 50,000 square feet of land and houses all of Norman's operations. The land and building are financed through the issuance of an industrial development bond by the Industrial Development Authority of the County of Los Angeles and are owned by Norman subject to a mortgage in favor of the note holder.

         The Registrant believes its present facilities are adequate for its current level of operation and provide for a reasonable increase in production activities.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Registrant nor any of its subsidiaries is a party to, and none of their property is the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the Registrant's quarter ending December 31, 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and
Present Position of Officer                   Business Experience
---------------------------                   -------------------
Leslie A. Willig, 70                          Mr. Willig, who received a Ph.D in Industrial Management from the School of
                                              Business of the University of Iowa in 1956, has been a member and Chairman of
Chairman of the Board of Directors,           the Board of Directors of Registrant since June, 1974, has been its Chief
Chief Executive Officer, and                  Executive Officer since August, 1974, and has been its President since May,
President of the Registrant                   1975.  Mr. Willig has been a director and Secretary of North Snow Bay Inc.,
                                              Freemont, Indiana, a real estate development company, since1965.  Mr. Willig has acted as a self-employed business and real estate broker in Indiana, since
                                              March, 1970

William L. Norman, 55                         Since it was acquired in 1973, Mr. Norman has served as President of the
                                              Registrant's wholly-owned subsidiary Norman Enterprises, Inc., located
Director of the Registrant and                in Burbank, California.  He was Secretary of the Registrant from May, 1987
President of Norman                           to May, 1993.

Curtis R. Jackels, 49                         Mr. Jackels has been Vice President-Treasurer of the Registrant since
                                              August, 1985 and Treasurer since November, 1980. Mr. Jackels was controller
Vice President -                              from June, 1978 to November, 1980.  Prior to June, 1978, Mr. Jackels
Treasurer of the                              was employed by two public accounting firms.  Mr. Jackels is a certified
Registrant                                    public accountant and has a Master of Business Administration degree from the
                                              University of Wisconsin.

Mark J. Simonett, 39                          Mr. Simonett has served as the Registrant's General Counsel and Personnel
                                              Director since September, 1992 and as Secretary since May, 1993.  He has served
Secretary of the                              part-time since April 1995.  He was associated with the Mninneapolis law firm of
Registrant                                    Gray, Plant, Mooty, Mooty and Bennet P.A. from 1991 to 1992, and with the consulting firm Delta Environmental Consultants, Inc. From 1990 to 1992.

Roger M. Johnson, 62                          Mr. Johnson has been President, Camerz Photo Products Division since
                                              November, 1989 and was in charge of that Division from December, 1982
Executive Vice President                      to November, 1989.  Since November, 1985 he has been Executive Vice
of the Registrant,                            President of the Registrant and from November, 1985 to November, 1989
President of Camerz                           was President of the Company's subsidiary Nord.  From December, 1956
Photo Products Division                       to November, 1982 he was employed by Pako, Minneapolis, Minnesota, a manufacturer of film processing equipment and film processors. The last position held at Pako was Group Product Manager photo products.


Patrick J. Gilligan, 55                       Mr. Gilligan has been President of the Company's wholly-owned subsidiary,
                                              Nord Photo Engineering, Inc., since November, 1990.  Since May, 1993,
Executive Vice President                      he has been Executive Vice President of the Registrant.  From August 1988
of the Registrant                             to October, 1990, he was employed by Pakor, Inc. of Minneapolis, Minnesota,
President of Nord                             a manufacturer of Pako service parts, and a distributor of photographic processing equipment. The last position held at Pakor was President. From
                                              1986 to 1988 he was employed by PhotoTek, a Division of Pako, the predecessor to Pakor, Inc. and a subsidiary of Pako. His position with PhotoTek was Vice
                                              President and General Manager. From 1968 to 1985 he was employed by Pako with his last position being Director of Photo Engineering.


The term of office for each executive officer is from one annual meeting of directors until the next annual meeting or until a successor is elected. There are no arrangements or understandings between any of the executive officers and any other person (other than arrangements or understandings with directors or officers acting as such) pursuant to which any of the executive officers were selected as an officer of the Registrant.

There are no family relationships between any of the Registrant's directors or executive officers.


                                     PART II

The information required by Items 5, 6, 7 and 8 of Part II is incorporated herein by reference to the sections labeled "Stock Market Information," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and Notes and the Independent Auditor's Report which appear in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995. With respect to Item 9, no change of accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure has occurred.

                                    PART III

Items 10, 11, 12 and 13 of Part III, except for certain information relating to Executive Officers included in Part I, are omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 1995, a definitive proxy statement containing information pursuant to Regulation l4A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents filed as Part of this Report.

         (a)(l) Consolidated Financial Statements.
                                                                      Page

Independent Auditor's Report.........................................   *

Consolidated Statements of Opera-
tions for the years ended
December 31, 1995, 1994 and 1993.....................................   *

Consolidated Statements of Changes
in Stockholders' Equity for the
years ended December 31, 1995, 1994
and 1993, ...........................................................   *

Consolidated Balance Sheets at December
31, 1995 and 1994....................................................   *

Consolidated Statements of Cash Flows
for the years ended December 31,
1995, 1994 and 1993..................................................   *

Notes to Consolidated Financial
Statements ..........................................................   *

-------------------------------

*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 a copy of which is included in this Form 10-K as Exhibit 13


                                                                      Page

         (a)(2) Consolidated Financial Statement Schedules.


Auditor's Consent and Report on Schedules............................  10



Schedule VIII -  Valuation and Qualifying Accounts
                 for the years ended December 31, 1995, 1994
                 and 1993............................................  11


All other schedules have been omitted because they are not applicable or are not required, or because the required information has been given in the Consolidated Financial Statements or notes thereto.

         (a)(3)   Exhibits. See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1995 fiscal year.

         (c)      Exhibits.  Reference made to item 14 (A)(3)

         (d)      Schedules.  Reference made to item 14 (A)(2)


--------------------------------

*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, a copy of which is included in this Form 10-K as Exhibit 13



                    AUDITOR'S CONSENT AND REPORT ON SCHEDULES


Board of Directors and
Stockholders
Photo Control Corporation


We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Photo Control Corporation for the year ended December 31, 1995 of our report, dated January 30, 1996, appearing in the Company's 1995 Annual Report to Shareholders. We also consent to the incorporation by reference of such report in the registration statements on Form S-8 for the Photo Control Stock Option Plan.

In the course of our audit of the financial statements referred to in our report, dated January 30, 1996, included in the Company's 1994 Annual Report to Shareholders, we also audited the supporting schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, the schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            VIRCHOW KRAUSE, & COMPANY, LLP


January 30, 1996
Minneapolis, Minnesota



                            PHOTO CONTROL CORPORATION
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


COLUMN A                                     COLUMN B                 COLUMN C                COLUMN D           COLUMN E
--------                                     --------                 --------                --------           --------

                                                             ADDITIONS
                                                               CHARGED       ADDITIONS
                                             BALANCE         (CREDITED)      CHARGED
                                                AT            TO COSTS       TO OTHER                            BALANCE
                                            BEGINNING            AND         ACCOUNTS       DEDUCTIONS            AT END
DESCRIPTION                                  OF YEAR          EXPENSES       DESCRIBE        DESCRIBE            OF YEAR

YEAR ENDED DECEMBER 31, 1995

    Allowance for Doubtful
    Accounts                                $ 142,000        $  61,325      $  710(a)     $  (51,035)(b)     $ 153,000
                                            =========        =========      ======        ==========         =========

YEAR ENDED DECEMBER 31, 1994

    Allowance for Doubtful
    Accounts                                 $ 97,000        $  39,231     $ 9,367(a)     $   (3,598)(b)     $ 142,000
                                             ========        =========     =======        ==========         =========

YEAR ENDED DECEMBER 31, 1993

    Allowance for Doubtful
    Accounts                                 $ 97,000        $  23,303      $ 2,920(a)    $  (26,223)(b)     $  97,000
                                             ========        =========      =======       ==========         =========


(a)  Recoveries of amounts written off in prior years.

(b)  Uncollectible accounts written off.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PHOTO CONTROL CORPORATION

Date: March 15, 1996                            By /s/ Leslie A. Willig
                                                   Leslie A. Willig, Chairman
                                                   of the Board of Directors,
                                                   Chief Executive Officer and
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 1996                               /s/ Leslie A. Willig
                                                   Leslie A. Willig, Chief
                                                   Executive Officer, President
                                                   and Director (principal
                                                   executive officer)


Date: March 15, 1996                               /s/ Curtis R. Jackels
                                                   Curtis R. Jackels, Vice
                                                   President and Treasurer
                                                   (principal financial and
                                                   principal accounting officer)


Date: March 15, 1996                               /s/ George A. Kiproff
                                                   George A. Kiproff, Director


Date: March 15, 1996                               /s/ James R. Loomis
                                                   James R. Loomis, Director


Date: March 15, 1996                               /s/ William L. Norman
                                                   William L. Norman, Director


Date: March 17, 1996                               /s/ Thomas J. Cassady
                                                   Thomas J. Cassady, Director


Date: March 17, 1996                               /s/ Joe M. Kilgore
                                                   Joe M. Kilgore, director



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
    ------------------------------------------------------------------------

                            PHOTO CONTROL CORPORATION

                           COMMISSION FILE NO.: 0-7475
    ------------------------------------------------------------------------

                                  EXHIBIT INDEX
                                       FOR
                   FORM 10-K FOR YEAR ENDED DECEMBER 31, 1995

                                                                   Page Number
                                                                   in Sequential
                                                                   Numbering
                                                                   of all Form
                                                                   10-K and
                                                                   Exhibit Pages
EXHIBIT

3.1        Registrant's Restated Articles of Incorporation, as
           amended-incorporated by reference to Exhibit 3.1 to
           the Registrant's Annual Report on Form 10-K for the
           fiscal year ended June 30, 1988                                  *

3.2        Registrant's bylaws as amended-incorporated by
           reference to Exhibit 3.2 to the Registrant's
           Annual Report on Form 10-K for the fiscal year
           ended June 30, 1989                                              *

4.1        Loan Agreement between City of New Hope, Minnesota,
           and the Registrant, dated May 16, 1980-incorporated by
           reference to Exhibit 4.1 to the Registrant's
           Annual Report on Form 10-K for the fiscal year
           ended June 30, 1989                                              *

4.2        Mortgage and Security Agreement between the Registrant,
           Mortgagor, and Washington National Insurance Company,
           Mortgagee, dated May 16, 1980-incorporated by
           reference to Exhibit 4.2 to the Registrant's
           Annual Report on Form 10-K for the fiscal year
           ended June 30, 1989                                              *

4.3        Loan Agreement between Industrial Development Authority
           of the County of Los Angeles and Norman Enterprises, Inc.,
           dated as of December 1, 1983-incorporated by
           reference to Exhibit 4.3 to the Registrant's
           Annual Report on Form 10-K for the fiscal year
           ended June 30, 1989                                              *

4.4        Trust Deed among Industrial Development Authority of the
           County of Los Angeles, Norman Enterprises, Inc. and First
           National Bank of Minneapolis, dated as of December 1,
           1983-incorporated by reference to Exhibit 4.4 to the
           Registrant's Annual Report on Form 10-K for the fiscal year
           ended June 30, 1989                                              *


4.5        Guaranty Agreement from Photo Control Corporation
           as Guarantor to First National Bank of Minneapolis,
           dated December 1, 1983-incorporated by
           reference to Exhibit 4.5 to the Registrant's
           Annual Report on Form 10-K for the fiscal year
           ended June 30, 1989                                              *


4.6        Supplemental Agreement between Photo Control
           Corporation and First National Bank of Minneapolis,
           dated as of December 29, 1983-incorporated by
           reference to Exhibit 4.6 to the Registrant's
           Annual Report on Form 10-K for the fiscal year
           ended June 30, 1989                                              *

10.1       Executive Salary Continuation Plan adopted August 9, 1985
           together with Exhibits - incorporated by reference to
           Exhibit 10.4 to the Registrant's Annual Report on Form 10-K      *
           for the year ended June 30, 1986                                **

10.2 The Registrant's 1983 Stock Option Plan - incorporated by reference to Exhibit 10.4 to the Registrant's
           Annual Report on Form 10-K for the fiscal year                   *
           ended June 30, 1989                                             **

10.3       Form of Stock Option Agreement under the Registrant's
           1983 Stock Option Plan - incorporated by reference to
           Exhibit 5 to the Registrant's Registration Statement on          *
           Form S-8, Reg.  No.  2-85849                                    **

10.4       Cash bonus plan for officers - incorporated by reference
           to the description of such plan contained in the Registrant's
           definitive Proxy Statement for its 1995 Annual Meeting of        *
           Shareholders                                                    **

10.5       Amendment to Stock Option Plan August 29, 1994 - incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report
           on Form 10-K for the fiscal year ended December 31, 1994         *

10.6       Amendment to Stock Option Plan, February 23, 1996               **

11         Statement re computation of per share earnings

13         Report to Shareholders for the year
           ended December 31, 1995

21         Subsidiaries of the Registrant

23         Consent of Independent Auditors

25 Power of Attorney from Messrs. Willig, Jackels, Kiproff, Loomis, Norman and Cassady

----------------------------
*Incorporated by reference

** Indicates management contracts or compensation plans or arrangements required to be filed as exhibs.