Form 10-Q
period 1996-03-31
PHOTO CONTROL CORP
filed 1996-05-10
CIK 78311

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996                   Commission File Number 0-7475
- --------------------------------                   -----------------------------

                            PHOTO CONTROL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          Minnesota                                        41-0831186
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


4800 Quebec Avenue North, Minneapolis, Minnesota             55428
   (Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number  (612)  537-3601

     ----------------------------------------------------------------------
             (Former name, former address, and former fiscal year if
                           changes since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


          Class                            Outstanding at April 15, 1996
Common Stock, par value $.08                      1,608,163 Shares


                            PHOTO CONTROL CORPORATION
                                      INDEX


PART I    Financial Information                                      Page Number

    Item 1:   Financial Statements

                 Consolidated Balance Sheet -
                   March 31, 1996 and December 31, 1995                  3

                 Consolidated Statement of Operations
                   Three Months Ended March 31, 1996 and 1995            4

                 Consolidated Statement of Cash Flows -
                   Three Months Ended March 31, 1996 and 1995            5

                 Notes to Consolidated Financial
                   Statements                                            6

    Item 2:   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                              7


PART II   Other Information

    Item 2:   Changes in Securities                                      9

    Item 6:   Exhibits and Reports on Form 8-K                           9




                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                March 31      December 31
                                                  1996            1995
                                              ------------    ------------
                                     ASSETS
Current Assets
  Cash                                        $      1,500    $    145,899
  Accounts Receivable                            1,442,533       1,262,540
  Other Receivables                                  2,700          15,706
  Inventories                                    6,541,090       6,658,336
  Prepaid Expenses                                 394,452         351,263
                                              ------------    ------------
         Total Current Assets                    8,382,275       8,433,744
                                              ------------    ------------

Investments and other Assets
  Cash Value of Life Insurance                     220,570         215,263
  Deferred Income Taxes                            332,000         332,000
                                              ------------    ------------
         Total Investments and other Assets        552,570         547,263
                                              ------------    ------------

Plant and Equipment
  Land and Building                              4,242,519       4,197,081
  Machinery and Equipment                        3,563,258       3,551,997
  Accumulated Depreciation                      (4,234,462)     (4,134,974)
                                              ------------    ------------
         Total Plant and Equipment               3,571,315       3,614,104
                                              ------------    ------------
                                              $ 12,506,160    $ 12,595,111
                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note Payable to Bank                        $    750,000    $    450,000
  Current Maturities of Long-Term Debt             125,785         130,616
  Accounts Payable                               1,144,331       1,384,830
  Accrued Payroll and Employee Benefits            271,531         213,872
  Accrued Expenses                                 114,210         120,991
                                              ------------    ------------
         Total Current Liabilities               2,405,857       2,300,309
                                              ------------    ------------

Long-Term Debt                                     600,000         600,000
                                              ------------    ------------

Deferred Compensation                              524,036         522,494
                                              ------------    ------------

Stockholders' Equity
  Common Stock                                     128,653         128,653
  Additional Paid-In Capital                     1,396,524       1,396,524
  Retained Earnings                              7,451,090       7,647,131
                                              ------------    ------------
         Total Stockholders' Equity              8,976,267       9,172,308
                                              ------------    ------------
                                              $ 12,506,160    $ 12,595,111
                                              ============    ============

See accompanying notes to consolidated financial statements.



                            PHOTO CONTROL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)



                                THREE MONTHS ENDED MARCH 31
                                --------------------------
                                   1996           1995
                                -----------    -----------

Sales                           $ 3,260,981    $ 3,044,080

Cost and Expenses
 Cost of Goods Sold               2,421,589      2,273,403
 Marketing and Administrative       799,281        971,777
 Research, Development & Eng.       311,539        399,189
 Interest                            21,613         18,948
                                -----------    -----------
                                  3,554,022      3,663,317
                                -----------    -----------

Loss Before Income Tax             (293,041)      (619,237)

Income Tax Benefit                  (97,000)      (223,000)
                                -----------    -----------

Net Loss                           (196,041)      (396,237)
                                ===========    ===========


Net Loss Per Common Share       $      (.12)   $      (.25)
                                ===========    ===========



See accompanying notes to consolidated financial statements.



                            PHOTO CONTROL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                          March 31
                                                     1996          1995
                                                   ---------    ---------
Cash flows from operating activities:
     Net Loss from operations                      $(196,041)   $(396,237)
     Items not affecting cash-
         Depreciation                                 99,486      100,143
         Amortization                                               6,459
         Deferred compensation                         7,698        6,669
         (Gain) Loss on sale of equipment                          (3,635)
         Change in:
              Receivables                           (166,987)     125,123
              Inventories                            117,246     (525,583)
              Prepaid Expenses                       (43,189)    (223,361)
              Accounts payable                      (240,499)     (46,747)
              Accrued expenses                        50,878       57,309
     Payment of Deferred Compensation                 (6,156)      (6,156)
                                                   ---------    ---------

                  Net cash used in operating
                  expenses                          (377,564)    (906,016)
                                                   ---------    ---------

Cash flows from investing activities:
     Additions to plant and equipment                (56,697)     (23,652)
     Additions to cash value of life
     insurance                                        (5,307)      (5,307)
     Proceeds from sale of equipment                               14,507
                                                   ---------    ---------

                  Net cash used in investing
                  activities:                        (62,004)     (14,452)
                                                   ---------    ---------

Cash flow from financing activities:
     (Repayment) Borrowing on line of credit         300,000      725,000
     Repayment of long-term debt                      (4,831)     (19,558)
     Purchase of common stock                                    (142,816)
     Proceeds from stock options exercised                         54,835
                                                   ---------    ---------

                  Net cash provided by financing
                  activities                         295,169      617,461
                                                   ---------    ---------

Change in cash                                      (144,399)    (303,007)
Cash at beginning of period                          145,899      307,227
                                                   ---------    ---------

Cash at end of period                              $   1,500    $   4,220
                                                   =========    =========


                            PHOTO CONTROL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


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

NOTE 2

     Inventories are analyzed as follows:

                                         March 31         December 31
                                           1996              1995
                                        ----------        ----------
          Raw Materials                 $4,132,561        $4,272,903
          Work in Progress                 963,539           819,686
          Finished Goods                 1,444,990         1,565,747
                                        ----------        ----------
                                        $6,541,090        $6,658,336
                                        ==========        ==========

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



                            PHOTO CONTROL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

OPERATIONS

Sales for the first quarter ended March 31, 1996, were $3,261,000, an increase of 7.1% and $216,000 from the first quarter in 1995. The increase in sales was primarily due to a price increase in the flash equipment product line.

The gross profit margin for the first quarter of 1996 was 25.7% compared to 25.3% in the first quarter of 1995.

Research, development and engineering expenses decreased by $87,000 for the first quarter of 1996 compared to the first quarter of 1995 as the result of employing fewer engineering personnel.

Marketing and administrative expenses decreased $172,000 in the first quarter of 1996 as compared to the first quarter of 1995. Of this decrease, $69,000 was due to compensation paid in 1995 upon exercise of non-qualified stock options as allowed for under the plan. Advertising declined by $48,000 and commissions accounted for the remainder of the decline in expenses because of a restructuring of the commissions programs.

Interest expense increased by $3,000 compared to the first quarter of 1995 due to higher outstanding debt.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $144,000 to $1,500 since December 31, 1995. Operations for the quarter resulted in $377,000 of negative cash flow. At March 31, 1996 the balance of bank borrowings was $750,000 of which $300,000 was borrowed during the quarter to fund the operating loss. The Company can borrow up to $1,500,000 under the line of credit.

Since July 1989 a total of $2,000,000 has been authorized for the stock repurchase program and $402,000 remains available at March 31, 1996 for additional repurchases.

The Company believes that its cash flow from operations and available borrowing capacity will be sufficient to finance operations, the stock repurchase program and capital requirements.

ITEM 2.  Changes in Securities

                               Common Stock
                               ------------                           Additional
                           Number of                      Paid In      Retained
                            Shares        Amount          Capital      Earnings
                            ------        ------          -------      --------

Balance at
    December 31, 1995      1,608,163     $128,653      $1,396,524    $7,647,131

Net Loss                                                               (196,041)
                           ---------     --------      ----------     ---------

Balance at
    March 31, 1996         1,608,163     $128,653      $1,396,524     7,451,090
                           =========     ========      ==========     =========


ITEM 6.  Exhibit and Reports on Form 8-K

A.  Exhibits - None
B. Reports on Form 8-K - There was no Form 8-K filed during the quarter.




                                PHOTO CONTROL CORPORATION
                                (Registrant)


- ------------------              --------------------------------------
       Date                     L.A. Willig, Chairman of the Board


- ------------------              --------------------------------------
       Date                     C.R. Jackels, Vice President-Treasurer