Form 10-Q
period 1996-06-30
PHOTO CONTROL CORP
filed 1996-08-01
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934




For Quarter Ended June 30, 1996                   Commission File Number 0-7475



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


- -------------------------------------------------------------------------------
Former name, former address, and former fiscal year if changes since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes __X__    No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                               Outstanding at July 15, 1996
- ----------------------------                 ----------------------------
Common Stock, par value $.08                 1,608,163 Shares




                            PHOTO CONTROL CORPORATION
                                      INDEX




PART I                                                              Page Number

          ITEM 1:     Financial Information

                      Consolidated Balance Sheet -
                        June 30, 1996 and December 31, 1995              3

                      Consolidated Statement of Operations -
                        Six Months and Three Months Ended
                        June 30, 1996 and 1995                           4

                      Consolidated Statement of Cash Flows -
                        Six Months Ended June 30, 1996 and 1995          5

                      Notes to Consolidated Financial
                        Statements                                       6

         ITEM 2:      Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                       7


PART II

         ITEM 2:      Changes in Securities                              8

         ITEM 4:      Results of Vote of Security Holders                8

         ITEM 6:      Exhibits and Reports on Form 8-K                   8


                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                           JUNE 30           DECEMBER 31
                                                            1996                1995
                                                           -------           -----------
                                     ASSETS
Current Assets
   Cash                                                     $ 67,700           $145,899
   Accounts Receivable                                     2,005,678          1,262,540
   Other Receivables                                           2,700             15,706
   Inventories                                             6,324,418          6,658,336
   Prepaid Expenses                                           13,513            351,263
                                                         -----------        -----------
         Total Current Assets                              8,414,009          8,433,744
                                                         -----------        -----------

Investments and other Assets
   Cash Value of Life Insurance                              229,261            215,263
   Deferred Income Taxes                                     332,000            332,000
                                                         -----------        -----------
         Total Investments and other Assets                  561,261            547,263
                                                         -----------        -----------

Plant and Equipment
   Land and Building                                       4,244,716          4,197,081
   Machinery and Equipment                                 3,551,173          3,551,997
   Accumulated Depreciation                               (4,322,159)        (4,134,974)
                                                         ------------       ------------
         Total Plant and Equipment                         3,473,730          3,614,104
                                                         -----------        -----------
                                                         $12,449,000        $12,595,111
                                                         ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note Payable to Bank                                     $300,000            $450,000
   Current Maturities of Long-Term Debt                      120,956             130,616
   Accounts Payable                                          957,723           1,384,830
   Accrued Payroll and Employee Benefits                     405,508             213,872
   Accrued Expenses                                          106,111             120,991
   Accrued Income Taxes                                      161,323
                                                         -----------         -----------
         Total Current Liabilities                         2,051,621           2,300,309
                                                         -----------         -----------

Long-Term Debt                                               565,000             600,000
                                                         -----------         -----------

Deferred Compensation                                        525,792             522,494
                                                         -----------         -----------

Stockholders' Equity
   Common Stock   128,653                                    128,653
   Additional Paid-In Capital                              1,396,524           1,396,524
   Retained Earnings                                       7,781,410           7,647,131
                                                         -----------         -----------
         Total Stockholders' Equity                        9,306,587           9,172,308
                                                         -----------         -----------
                                                         $12,449,000         $12,595,111
                                                         ===========         ===========

          See accompanying notes to consolidated financial statements.


                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                        THREE MONTHS                           SIX MONTHS
                                                        ENDED JUNE 30                         ENDED JUNE 30
                                                        -------------                         -------------

                                                   1996              1995                  1996           1995
                                                ----------        ----------            ----------     ----------
Sales                                           $4,466,143        $3,496,583            $7,727,124     $6,540,663
                                                ----------        ----------            ----------     ----------
Cost and Expenses
   Cost of Goods Sold                            2,891,630         2,482,528             5,313,219      4,755,931
   Marketing & Administrative                      811,157           740,400             1,610,438      1,712,177
   Research, Development & Engineering             246,265           309,933               557,804        709,122
   Interest                                         22,771            33,077                44,384         52,025
                                                ----------        ----------            ----------     ----------
                                                 3,971,823         3,565,938             7,525,845      7,229,255
                                                ----------        ----------            ----------     ----------

Income (Loss) Before Income Taxes                  494,320           (69,355)              201,279       (688,592)

Income Tax Provision (Benefit)                     164,000           (24,000)               67,000       (247,000)
                                                ----------        ----------            ----------     ----------

Net Income (Loss)                                 $330,320          $(45,355)             $134,279      $(441,592)
                                                ==========        ===========           ==========      ==========

Net Income (Loss) Per Common Share              $      .20        $     (.03)           $      .08      $    (.28)
                                                ==========        ===========           ==========      ==========

          See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                      SIX MONTHS
                                                                                     ENDED JUNE 30
                                                                               1996                1995
                                                                            ---------         ----------
Cash flows from operating activities:
     Net income (Loss) from operations                                       $134,279          $(441,592)
     Items not affecting cash-
         Depreciation                                                         198,972            200,286
         Amortization                                                                             12,918
         Deferred compensation                                                 15,610             11,281
         (Gain) Loss on sale of equipment                                      (1,000)             8,774
     Payment of deferred compensation                                         (12,312)           (12,312)
     Change in:
              Receivables                                                    (730,132)          (344,996)
              Inventories                                                     333,918           (650,193)
              Prepaid Expenses                                                337,750           (143,185)
              Income Taxes                                                    161,323
              Accounts Payable                                               (427,107)           325,377
              Accrued Expenses                                                176,756             44,756
                                                                            ---------         ----------

                  Net cash provided (used) by operating activities            188,057           (988,886)
                                                                            ---------         -----------

Cash flows from investing activities:
     Additions to plant and equipment                                         (58,598)          (161,861)
     Additions to cash value of life insurance                                (13,998)            (6,281)
     Proceeds from sale of equipment                                            1,000             20,833
                                                                            ---------         ----------
                  Net cash used in investing activities                       (71,596)          (147,309)
                                                                            ---------         -----------

Cash flow from financing activities:
     Repayment of long-term debt                                              (44,660)           (11,836)
     Purchase of common stock                                                                   (142,816)
     (Repayment) borrowing on line of credit                                 (150,000)         1,000,000
     Proceeds from stock option exercised                                                         54,835
                                                                            ---------         ----------
                  Net cash used in financing activities                      (194,660)           900,183
                                                                            ---------         ----------

Change in cash                                                                (78,199)          (236,012)
Cash at beginning of period                                                   145,899            307,227
                                                                            ---------         ----------

Cash at end of period                                                       $  67,700         $   71,215
                                                                            =========         ==========

           See Accompanying notes to consolidated financial statements



                            PHOTO CONTROL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

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

NOTE 2

         Inventories are analyzed as follows:

                                               JUNE 30            DECEMBER 31
                                                1996                 1995
                                             ----------           ----------
                  Raw Materials              $4,094,635           $4,272,903

                  Work in Progress            1,107,686              819,686

                  Finished Goods              1,122,097            1,565,747
                                             ----------           ----------

                                             $6,324,418           $6,658,336
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


                            PHOTO CONTROL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Sales for the second quarter ended June 30, 1996 were $4,466,000, an increase of 27.7% from the same quarter in the prior year. Sales for the six months ended June 30, 1995 were $7,727,000, an increase of 18.1% over the same period in the prior year. The increase in sales was primarily due to a increase in lighting sales of $816,000 for the second quarter and $1,505,000 increase for the year to date period, as compared to the same periods in the prior year. The lighting sales increase is substantially due to sales of OEM equipment to two customers. OEM equipment is sold direct and not marketed through the dealer sales organization. It is not certain if OEM sales of this level will continue. Printer sales increased by $121,000 and camera sales by $33,000 for the second quarter of 1996 from the same quarter in the prior year. Printer sales for the six months ended June 30, 1995 declined by $170,000 and camera sales declined $149,000. The printer and camera sales decline reflect a slight softening in the markets for these products.

The gross profit margin for the second quarter of 1996 increased to 35.3% from 29.0% in the second quarter of 1995. The gross profit margin for the six months ended June 30, 1996 increased to 31.2% from 27.3% in the prior year period. The gross profit margin increases are due to higher levels of production in 1996 as compared to 1995 and a 7% price increase on the lighting products. Marketing and administrative expenses decreased as a percentage of sales to 18.1% for the second quarter of 1996 from 21.1% for the second quarter of 1995 and decreased to 20.8% for the first six months of 1996 from 26.2% for the same period in 1995. These decreases resulted from decreased marketing expense due to a restructuring of the commission plans while sales were increasing.

Research, development and engineering expense decreased by $64,000 for the second quarter of 1996 compared to the second quarter of 1995 and decreased by $151,000 for the first six months of 1996 compared to the same period of 1995 as the result of employing fewer engineering personnel. As a result of decreased outstanding debt, interest expense decreased by $11,000 in the second quarter of 1996 compared to the second quarter of 1995 and decreased $8,000 dollars for the first six months of 1996 compared to the same period in 1995.

LIQUIDITY & CAPITAL RESOURCES

Cash decreased $78,000 to $68,000 since December 31, 1995. Operations for the six months ended June 30, 1996 resulted in $188,000 of cash flow. As a result of this cash flow, the Company paid its line of credit down to $300,000 from $450,000 at December 31, 1995. The Company can borrow up to $1,500,000 under its line of credit.

Since July 1989 a total of $2,000,000 has been authorized for the stock repurchase program and $402,000 remains available at June 30, 1996 for additional repurchases.

The Company believes that its cash flow from operations and available borrowing capacity will be sufficient to finance operations, the stock repurchase program and capital requirements.

ITEM 2.  CHANGES IN SECURITIES

                                                        COMMON STOCK
                                                 -------------------------
                                                                                   ADDITIONAL
                                                  NUMBER OF                          PAID IN        RETAINED
                                                   SHARES          AMOUNT            CAPITAL        EARNINGS
                                                 ---------        --------         ----------      ----------
Balance at December 31, 1995                     1,608,163        $128,653         $1,396,524      $7,647,131


Net Income                                                                                            134,279
                                                 ---------        --------         ----------      ----------

Balance at June 30, 1996                         1,608,163        $128,653         $1,396,524      $7,781,410
                                                 =========        ========         ==========      ==========

ITEM 4.  RESULTS OF VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 11, 1996 the following matters were approved by the Company's stockholders:

     1.   Set the number of directors at six (6). The voting results were:
          1,458,616 For, 34,223 Against and 4,999 Abstained.

     2. Elected Messrs.Thomas J. Cassady and Joe M. Kilgore to the Board of Directors for a three-year term or until the election and qualification of a respective successor.

          The voting results were as follows:

                                           FOR            TO WITHHOLD AUTHORITY
           Thomas J. Cassady            1,454,461                  43,377
           Joe M. Kilgore               1,452,492                  45,346

          Messrs. Leslie A. Willig, George A. Kiproff, James R. Loomis, and William L. Norman are directors of the Company whose terms of office continued after the annual meeting of stockholders.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

A.  Exhibits - None
B.  Reports on Form 8-K - None

                                    PHOTO CONTROL CORPORATION
                                          (Registrant)

- ------------------              --------------------------------------
       Date                     L.  A. Willig, Chairman of the Board

- ------------------              --------------------------------------
       Date                     C.  R. Jackels, Vice President-Treasurer