Form 10-Q
period 1996-09-30
PHOTO CONTROL CORP
filed 1996-10-30
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934




For Quarter Ended September 30, 1996              Commission File Number 0-7475
------------------------------------              -----------------------------


                            PHOTO CONTROL CORPORATION
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)



           Minnesota                                            41-0831186
           ---------                                            ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification NO.)


             4800 Quebec Avenue North, Minneapolis, Minnesota 55428
               (Address of Principal Executive Offices) (Zip Code)


                  Registrant's Telephone Number (612) 537-3601


         --------------------------------------------------------------
             (Former name, former address, and former fiscal year if
                          changes since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __x__   No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                 Outstanding at October 20, 1996
---------------------------                     -------------------------------
Common Stock, par value $.08                             1,608,163 Shares




                            PHOTO CONTROL CORPORATION
                                      INDEX


PART I                                                               Page Number
------                                                               -----------

     ITEM 1:         Financial Information

                       Consolidated Balance Sheet -
                         September 30, 1996 and December 31, 1995         3

                       Consolidated Statement of Operations -
                         Nine Months and Three Months Ended
                         September 30, 1996 and 1995                      4

                       Consolidated Statement of Cash Flows -
                         Nine Months Ended September 30, 1996 and 1995    5

                       Notes to Consolidated Financial
                         Statements                                       6

     ITEM 2:           Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                       7


PART II
-------

     ITEM 2:         Changes in Securities                                8

     ITEM 6:         Exhibits and Reports on Form 8-K                     8



                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                            SEPTEMBER 30       DECEMBER 31
                                                                1996               1995
                                                            ------------       ------------
                     ASSETS
Current Assets
    Cash                                                    $    607,460       $    145,899
    Accounts Receivable                                        1,568,593          1,262,540
    Other Receivables                                              2,700             15,706
    Inventories                                                5,703,890          6,658,336
    Prepaid Expenses                                              50,345            351,263
                                                            ------------       ------------
         Total Current Assets                                  7,932,988          8,433,744
                                                            ------------       ------------

Investments and other Assets
   Cash Value of Life Insurance                                  234,064            215,263
   Deferred Income Taxes                                         332,000            332,000
                                                            ------------       ------------
         Total Investments and other Assets                      566,064            547,263
                                                            ------------       ------------

Plant and Equipment
   Land and Building                                           4,244,724          4,197,081
   Machinery and Equipment                                     3,592,090          3,551,997
   Accumulated Depreciation                                   (4,417,329)        (4,134,104)
                                                            ------------       ------------
         Total Plant and Equipment                             3,419,485          3,614,104
                                                            ------------       ------------
                                                            $ 11,918,537       $ 12,595,111
                                                            ============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note Payable to Bank                                     $       --         $    450,000
   Current Maturities of Long-Term Debt                          116,126            130,616
   Accounts Payable                                              476,860          1,384,830
   Accrued Payroll and Employee Benefits                         529,758            213,872
   Accrued Expenses                                              111,082            120,991
   Accrued Income Taxes                                           97,323               --
                                                            ------------       ------------
         Total Current Liabilities                             1,331,149          2,300,309
                                                            ------------       ------------

Long-Term Debt                                                   530,000            600,000
                                                            ------------       ------------

Deferred Compensation                                            526,548            522,494
                                                            ------------       ------------

Stockholders' Equity
   Common Stock                                                  128,653            128,653
   Additional Paid-In Capital                                  1,396,524          1,396,524
   Retained Earnings                                           8,005,662          7,647,131
                                                            ------------       ------------
         Total Stockholders' Equity                            9,530,839          9,172,308
                                                            ------------       ------------
                                                            $ 11,918,536       $ 12,595,111
                                                            ============       ============

          See accompanying notes to consolidated financial statements.



                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                     THREE MONTHS                        NINE MONTHS
                                                  ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                            ------------------------------      ------------------------------
                                                1996              1995              1996              1995
                                            ------------      ------------      ------------      ------------
Sales                                       $  4,618,348      $  4,858,565      $ 12,345,472      $ 11,399,228
                                            ------------      ------------      ------------      ------------

Cost and Expenses
   Cost of Goods Sold                          3,183,267         3,441,190         8,496,486         8,197,121
   Marketing & Administrative                    805,054           811,210         2,415,492         2,523,387
   Research, Development & Engineering           280,322           312,445           838,126         1,021,567
   Interest                                       14,453            33,293            58,837            85,318
                                            ------------      ------------      ------------      ------------
                                               4,283,096         4,598,138        11,808,941        11,827,393
                                            ------------      ------------      ------------      ------------

Income (Loss) Before Income Taxes                335,252           260,427           536,531          (428,165)

Income Tax Provision (Benefit)                   111,000            93,000           178,000          (154,000)
                                            ------------      ------------      ------------      ------------

Net Income (Loss)                           $    224,252      $    167,427      $    358,531      $   (274,165)
                                            ============      ============      ============      ============

Net Income (Loss) Per Common Share          $        .14      $        .11      $        .22             $(.17)
                                            ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.



                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  NINE MONTHS
                                                                              ENDED SEPTEMBER 30
                                                                         ---------------------------
                                                                             1996            1995
                                                                         -----------     -----------
Cash flows from operating activities:
Net income from operations                                               $   358,531     $  (274,165)
Items not affecting cash-
         Depreciation                                                        294,144         300,429
         Amortization                                                           --            19,352
         Deferred compensation                                                22,522          17,950
         Loss on Sale of Equipment                                            (1,000)          8,774
Payment of Deferred Benefits                                                 (18,468)        (18,468)
Change in:
         Receivables                                                        (293,047)       (326,883)
         Inventories                                                         954,446        (582,136)
         Prepaid Expenses                                                    300,918         (87,047)
         Income Taxes                                                         97,323            --
         Accounts Payable                                                   (907,970)        395,740
         Accrued Expenses                                                    305,977        (106,681)
                                                                         -----------     -----------

                  Net cash provided (used in) by operating activities      1,113,376        (653,135)
                                                                         -----------     -----------

Cash flows from investing activities:
Common Stock contributed to profit sharing plan                                 --            33,391
Additions to plant and equipment                                             (99,524)       (215,419)
Additions to cash value of life insurance                                    (18,801)        (15,921)
Proceeds from sale of equipment                                                1,000          20,833
                                                                         -----------     -----------
                  Net cash used in investing activities                     (117,325)       (177,116)
                                                                         -----------     -----------

Cash flow from financing activities:
Proceeds from stock options exercised                                           --           309,335
Repayment of long-term debt                                                  (84,490)        (16,666)
Purchase of common stock                                                                    (142,816)
Borrowing (repayment) on line of credit                                     (450,000)        700,000
                                                                         -----------     -----------
                  Net cash provided by (used in) financing activities       (534,490)        849,853
                                                                         -----------     -----------

Change in cash                                                               461,561          19,602
Cash at beginning of period                                                  145,899         307,227
                                                                         -----------     -----------

Cash at end of period                                                    $   607,460     $   326,829
                                                                         ===========     ===========

           See Accompanying notes to consolidated financial statements




                            PHOTO CONTROL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

                                   (UNAUDITED)

NOTE 1
------

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


NOTE 2
------

         Inventories are analyzed as follows:

                                               SEPTEMBER 30       DECEMBER 31
                                                   1996              1995
                                               ------------       -----------

                  Raw Materials                $3,831,878         $4,272,903

                  Work in Progress                895,171            819,686

                  Finished Goods                  976,841          1,565,747
                                               ----------         ----------

                                               $5,703,890         $6,658,336
                                               ==========         ==========


NOTE 3
------

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




                            PHOTO CONTROL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Sales for the nine months ended September 30, 1996 were $12,345,000, an increase of 8.3% over the same period in the prior year. The increase in sales was primarily due to an increase in lighting sales of $1,275,000 for the year to date period, as compared to the same period in the prior year. The lighting sales increase is substantially due to the sales of OEM equipment to two customers. OEM equipment is sold direct and not marketed through the dealer sales organization. It is not certain if OEM sales of this level will continue. Printer sales for the nine months ended September 30, 1996 declined by $315,000 and camera sales increased $46,000. The printer sales decline reflects a slight softening in the market for this product. Sales for the third quarter ended September 30, 1996 were $4,618,000, a decrease of 4.9% from the same quarter in the prior year. The sales decrease of $240,000 in the third quarter of 1996 as compared to the third quarter of 1995 reflects a $109,000 decline in lighting sales, and a $145,000 decline in printer sales, offset by a $14,000 increase in camera sales.

The gross profit margin for the third quarter of 1996 increased to 31.1% from 29.2% in the third quarter of 1995. The gross profit margin for the nine months ended September 30, 1996 increased to 31.2% from 28.1% in the prior year period. The gross profit margin increases are due to higher levels of production in 1996 as compared to 1995 and a 7% price increase on the lighting products. Marketing and administrative expenses remained approximately the same as a percentage of sales at 17.4% for the third quarter of 1996, compared to 16.7% for the third quarter of 1995, and a decrease to 19.6% for the first nine months of 1996, from 22.1% for the same period in 1995. The decrease resulted from decreased marketing expense due to a restructuring of the commission plans while sales were increasing.

Research, development and engineering expense decreased by $32,000 for the third quarter of 1996 compared to the third quarter of 1995 and decreased by $183,000 for the first nine months of 1996 compared to the same period of 1995 as the result of employing fewer engineering personnel. As a result of decreased outstanding debt, interest expense decreased by $19,000 in the third quarter of 1996 compared to the third quarter of 1995 and decreased $27,000 dollars for the first nine months of 1996 compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $461,000 to $607,000 since December 31, 1995. Operations for the nine months ended September 30, 1996 resulted in $1,113,000 of cash flow. As a result of this cash flow, the Company paid off its line of credit which was $450,000 at December 31, 1995. The Company can borrow up to $1,500,000 under its line of credit.

Since July 1989 a total of $2,000,000 has been authorized for the stock repurchase program and $402,000 remains available at September 30, 1996 for additional repurchases.

The Company believes that its cash flow from operations and available borrowing capacity will be sufficient to finance operations, the stock repurchase program and capital requirements.


ITEM 2.  CHANGES IN SECURITIES

                                                       COMMON STOCK
                                                 ------------------------      ADDITIONAL
                                                 NUMBER OF                      PAID IN         RETAINED
                                                  SHARES          AMOUNT        CAPITAL         EARNINGS
                                                 ---------       --------      ----------      ----------
Balance at December 31, 1995                     1,608,163       $128,653      $1,396,524      $7,647,131

Net Income                                            --             --              --           358,531
                                                 ---------       --------      ----------      ----------
Balance at September 30,1996                     1,608,163       $128,653      $1,396,524      $8,005,662
                                                 =========       ========      ==========      ==========


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

A.       Exhibits - None

B.       Reports on Form 8-K - None





PHOTO CONTROL CORPORATION
(Registrant)

/s/ L.A. Willig                                  10/30/96
---------------------------------------     -----------------
L.A. Willig, Chairman of the Board                 Date

/s/ C.R. Jackels                                 10/30/96
---------------------------------------     -----------------
C.R. Jackels, Vice President-Treasurer             Date