Form 10-K405
period 1996-12-31
PHOTO CONTROL CORP
filed 1997-03-14
CIK 78311

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1996
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 3, 1997 was approximately $3,948,000 (based on the closing sale price of the Registrant's Common Stock on such date).

-------------------------------------------------------------------------------
          Number of shares of $0.08 par value Common Stock outstanding at March 3, 1997: 1,604,163

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement to be dated April 1, 1997 for its Annual Meeting of Shareholders are incorporated by reference into
Part III.



                        This document contains 35 pages;
                           Exhibit Index is on page 13



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

         (b) Financial Information About Industry Segments.

         During the years ended December 31, 1996, 1995, and 1994, the Registrant was engaged in one industry which consisted of designing, manufacturing, and marketing professional photographic equipment.

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

         The Registrant markets most of its cameras, film magazines, and photographic accessories through its two employee salesmen and one independent sales representative and part-time use of a service employee. Such equipment is marketed primarily under the tradename, "Camerz". Norman markets its electronic flash and lighting equipment through two full-time employee salesmen, and eleven independent sales representatives. Nord markets its printers through three employee salesmen, one independent sales representative, and by part-time use of three service employees. The Camerz division and Nord utilize the same independent sales representative to sell both product lines. It is expected that the sales force will remain at the current level during 1997.

         (c)(1)(ii) New Products and Services. The Camerz division introduced the ZIIE Camera which reflects significant electronic design changes to the ZII Camera. The ZIIE features a new shutter power board, magazine interlocks, internal wiring for electronic preview and redesigned internal wiring and wire connectors. A split view option for the digital preview system was released which uses a beam splitter and special housing to place the electronic camera and ZII lenses on the same optical plane, eliminating all parallax. The Pose Verification System (PVS) was also introduced which captures the image on a small black and white video camera mounted on the ZII and allows the photographer to verify that an acceptable image has been captured.

Nord introduced the Accudata Controller by Bremson for the MI 1100 multi-image printer. Accudata is considered the industry standard for printer controllers and is compatible with Bremson's Central System.

Norman introduced the Illuminator Lamphead which is two lampheads in one. The travel head features a 5 inch reflector/flashtube assembly which boosts the light output by fifty percent and the studio head uses the FQ5 flashtube and all of the Norman studio reflectors.

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

         (c)(1)(vii) Single Customer. During the years ended December 31, 1996, 1995 and 1994, the company derived 14.3%, 20.2% and 24.2%, respectively, of its sales from one unaffiliated customer, Lifetouch Inc. and its affiliates. During year ended December 31, 1996, 11.0% of its sales was from another unaffiliated customer, CPI Corp.

         (c)(1)(viii) Backlog. The dollar amount of backlog believed by the Registrant to be firm as of December 31, is as follows:

                                  1996             1995              1994
                                  ----             ----              ----
                  Company        $81,000        $1,397,000       $4,994,000
                  Nord           487,000           426,000        1,109,000
                  Norman          65,000         1,035,000           83,000
                                  ------         ---------           ------
                  Total         $633,000        $2,858,000       $6,186,000
                                ========        ==========        =========

The Registrant anticipates that it and its subsidiaries will be able to fill all current backlog orders during the fiscal year ending December 31, 1997.

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

         (c)(1)(xi) Research and Development. The Registrant spent the following amounts on research activities relating to the development of new products, services, and production engineering for the years ended December 31:

                                    1996             1995            1994
                                    ----             ----            ----

          Camerz Division        $417,000          $408,000         407,000
          Nord                    366,000           520,000         730,000
          Norman                  325,000           382,000         403,000
                                  -------           -------         -------
          Total                $1,108,000        $1,310,000      $1,540,000
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

         (c)(1)(xiii) Employees. As of December 31, 1996, the Registrant had the following employees:

                               FULL-TIME         PART TIME
                               ---------         ---------
          Camerz Division         48                2
          Nord                    23                -
          Norman                  40                2
                                 ---               --
          Total                  111                4
                                 ===               ==

The Registrant utilizes subcontract personnel on a temporary basis to supplement its regular work force which totaled 30 people as of December 31, 1996.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Registrant has no operations based outside of the United States. During each of the last three years ended December 31, 1996, slightly more than 5% of the Registrant's consolidated sales were derived from export sales.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matter was submitted to a vote of the Registrant's shareholders during the Registrant's quarter ending December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND
PRESENT POSITION OF OFFICER                   BUSINESS EXPERIENCE
---------------------------                   -------------------

Leslie A. Willig, 71                Mr. Willig, who received a Ph.D in
                                    Industrial Management from the School of
Chairman of the Board of            Business of the University of Iowa in 1956,
Directors, Chief Executive          has been a member and Chairman of the Board
Officer, and President of the       of Directors of Registrant since June, 1974,
Registrant                          has been its Chief Executive Officer since
                                    August, 1974, and has been its President since May, 1975. Mr. Willig has been a director and Secretary of North Snow Bay
                                    Inc., Freemont, Indiana, a real estate
                                    development company, since 1965. Mr. Willig has acted as a self-employed business and real estate broker in Indiana, since March, 1970.

William L. Norman, 56               Since it was acquired in 1973, Mr. Norman
                                    has served as President of the Registrant's
Director of the Registrant and      wholly-owned subsidiary Norman Enterprises,
President of Norman                 Inc., located and in Burbank, California. He
                                    was Secretary of the Registrant from May, 1987 to May, 1993.

Curtis R. Jackels, 50               Mr. Jackels has been Vice
                                    President-Treasurer of the Registrant since
Vice President -                    August, 1985 and Treasurer since November,
Treasurer of the                    1980. Mr. Jackels was controller from June,
Registrant                          1978 to November, 1980. Prior to June, 1978,
                                    Mr. Jackels was employed by two public
                                    accounting firms. Mr. Jackels is a certified public accountant and has a Master of Business Administration degree from the
                                    University of Wisconsin.

Mark J. Simonett, 40                Mr. Simonett has served as the Registrant's
                                    General Counsel and Personnel Director since
Secretary of the                    September, 1992 and as Secretary since May,
Registrant                          1993. He has served part-time from April
                                    1995 to February 1997 and full-time since.
                                    He was associated with the Minneapolis law firm of Gray, Plant, Mooty, Mooty and Bennet
                                    P.A. from 1991 to 1992, and with the
                                    consulting firm Delta Environmental
                                    Consultants, Inc. From 1990 to 1992.

Patrick J. Gilligan, 56             Mr. Gilligan has been President of the
                                    Company's wholly-owned subsidiary, Nord
Executive Vice President            Photo Engineering, Inc., since November,
of the Registrant                   1990. Since May, 1993, he has been Executive
President of Nord                   Vice President of the Registrant. From
                                    August 1988 to October, 1990, he was
                                    employed by Pakor, Inc of Minneapolis,
                                    Minnesota, a manufacturer of Pako service parts, and a distributor of photographic processing equipment. The last position held at Pakor was President. From 1986 to 1988 he was employed by PhotoTek, a Division of Pako, the predecessor to Pakor, Inc. and a subsidiary of Pako. His position with PhotoTek was Vice President and General
                                    Manager. From 1968 to 1985 he was employed by Pako with his last position being Director of Photo Engineering.

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


                                     PART II

The information required by Items 5, 6, 7 and 8 of Part II is incorporated herein by reference to the sections labeled "Stock Market Information," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and Notes and the Independent Auditor's Report which appear in the Registrant's Annual Report to Shareholders for the year ended December 31, 1996. With respect to Item 9, no change of accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure has occurred.


                                    PART III

Items 10, 11, 12 and 13 of Part III, except for certain information relating to Executive Officers included in Part I, are omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 1996, a definitive proxy statement containing information pursuant to Regulation l4A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

         (a) Documents filed as Part of this Report.

         (a)(l) Consolidated Financial Statements.

                                                                           Page
                                                                           ----
Independent Auditor's Report............................................     *

Consolidated Statements of Opera-
tions for the years ended
December 31, 1996, 1995 and 1994........................................     *

Consolidated Statements of Changes
in Stockholders' Equity for the
years ended December 31, 1996, 1995
and 1994, ..............................................................     *

Consolidated Balance Sheets at December
31, 1996 and 1995.......................................................     *

Consolidated Statements of Cash Flows
for the years ended December 31,
1996, 1995 and 1994.....................................................     *

-------------------------------
*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, a copy of which is included in this Form 10-K as Exhibit 13.


                                                                           Page
                                                                           ----

Notes to Consolidated Financial
Statements .............................................................     *


         (a)(2) Consolidated Financial Statement Schedules.

Auditor's Consent and Report on Schedules...............................     10



Schedule VIII -     Valuation and Qualifying Accounts
                    for the years ended December 31, 1996, 1995
                    and 1994............................................     11


All other schedules have been omitted because they are not applicable or are not required, or because the required information has been given in the Consolidated Financial Statements or notes thereto.

         (a)(3)   Exhibits.  See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1996 fiscal year.

         (c)      Exhibits.  Reference made to item 14 (A)(3)

         (d)      Schedules.  Reference made to item 14 (A)(2)




                    AUDITOR'S CONSENT AND REPORT ON SCHEDULES


Board of Directors and
Stockholders
Photo Control Corporation



We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Photo Control Corporation for the year ended December 31, 1996 of our report, dated January 31, 1997, appearing in the Company's 1996 Annual Report to Shareholders. We also consent to the incorporation by reference of such report in the registration statements on Form S-8 for the Photo Control Stock Option Plan.

In the course of our audit of the financial statements referred to in our report, dated January 31, 1997, included in the Company's 1996 Annual Report to Shareholders, we also audited the supporting schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, the schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             VIRCHOW, KRAUSE & COMPANY, LLP



January 31, 1997
Minneapolis, Minnesota



                            PHOTO CONTROL CORPORATION
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


COLUMN A                              COLUMN B                 COLUMN C               COLUMN D        COLUMN E
--------                              --------                 --------               --------        --------

                                                     ADDITIONS
                                                       CHARGED      ADDITIONS
                                       BALANCE       (CREDITED)      CHARGED
                                         AT           TO COSTS       TO OTHER                          BALANCE
                                      BEGINNING         AND          ACCOUNTS       DEDUCTIONS         AT END
DESCRIPTION                            OF YEAR        EXPENSES       DESCRIBE        DESCRIBE          OF YEAR
-----------                           ---------      ----------     ---------       ----------         -------
YEAR ENDED DECEMBER 31, 1996

    Allowance for Doubtful
    Accounts                          $ 153,000       $  18,434     $  1,710(a)     $  (81,144)(b)    $  92,000
                                      =========       =========     ========        ==========        =========

YEAR ENDED DECEMBER 31, 1995

    Allowance for Doubtful
    Accounts                          $ 142,000       $  61,325     $    710(a)     $  (51,035)(b)    $ 153,000
                                      =========       =========     ========        ==========        =========

YEAR ENDED DECEMBER 31, 1994

    Allowance for Doubtful
    Accounts                          $  97,000       $  39,231     $  9,367(a)     $   (3,598)(b)    $ 142,000
                                      =========       =========     ========        ==========        =========

(a)  Recoveries of amounts written off in prior years.

(b)  Uncollectible accounts written off.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PHOTO CONTROL CORPORATION

Date: March 14, 1997                 By/s/ Leslie A.  Willig
                                     Leslie A.  Willig, Chairman
                                     of the Board of Directors, Chief Executive
Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 1997                 /s/ Leslie A. Willig
                                     Leslie A. Willig, Chief Executive Officer,
                                     President and Director (principal
                                     executive officer)


Date: March 14, 1997                 /s/ Curtis R. Jackels
                                     Curtis R. Jackels, Vice President
                                     and Treasurer (principal financial and
                                     principal accounting officer)


Date: March 14, 1997                 /s/ George A. Kiproff
                                     George A. Kiproff, Director


Date: March 14, 1997                 /s/ James R. Loomis
                                     James R. Loomis, Director


Date: March 14, 1997                 /s/ William L. Norman
                                     William L. Norman, Director


Date: March 14, 1997                 /s/ Thomas J. Cassady
                                     Thomas J. Cassady, Director


Date: March 14, 1997                 /s/ Joe M. Kilgore
                                     Joe M. Kilgore, director




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                            PHOTO CONTROL CORPORATION

                           COMMISSION FILE NO.: 0-7475
-------------------------------------------------------------------------------

                            E X H I B I T  I N D E X
                                       FOR
                   FORM 10-K FOR YEAR ENDED DECEMBER 31, 1996

                                                                         Page Number
                                                                         in Sequential
                                                                         Numbering
                                                                         of all Form
                                                                         10-K and
                                                                         Exhibit Pages
                                                                         -------------
EXHIBIT
-------
3.1          Registrant's Restated Articles of Incorporation, as
             amended-incorporated by reference to Exhibit 3.1 to
             the Registrant's Annual Report on Form 10-K for the
             fiscal year ended June 30, 1988                                   *

3.2          Registrant's bylaws as amended-incorporated by
             reference to Exhibit 3.2 to the Registrant's
             Annual Report on Form 10-K for the fiscal year
             ended June 30, 1989                                               *

4.1          Loan Agreement between Industrial Development Authority
             of the County of Los Angeles and Norman Enterprises, Inc.,
             dated as of December 1, 1983-incorporated by
             reference to Exhibit 4.3 to the Registrant's
             Annual Report on Form 10-K for the fiscal year
             ended June 30, 1989                                               *

4.2          Trust Deed among Industrial Development Authority of the
             County of Los Angeles, Norman Enterprises, Inc. and First
             National Bank of Minneapolis, dated as of December 1,
             1983-incorporated by reference to Exhibit 4.4 to the
             Registrant's Annual Report on Form 10-K for the fiscal year
             ended June 30, 1989                                               *

4.3          Guaranty Agreement from Photo Control Corporation
             as Guarantor to First National Bank of Minneapolis,
             dated December 1, 1983-incorporated by
             reference to Exhibit 4.5 to the Registrant's
             Annual Report on Form 10-K for the fiscal year
             ended June 30, 1989                                               *

4.4          Supplemental Agreement between Photo Control
             Corporation and First National Bank of Minneapolis,
             dated as of December 29, 1983-incorporated by
             reference to Exhibit 4.6 to the Registrant's
             Annual Report on Form 10-K for the fiscal year
             ended June 30, 1989                                               *

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

10.4         Cash bonus plan for officers - incorporated by reference
             to the description of such plan contained in the Registrant's
             definitive Proxy Statement for its 1996 Annual Meeting of         *
             Shareholders                                                     **

10.5         Amendment to Stock Option Plan August 29, 1994 - incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report
             on Form 10-K for the fiscal year ended December 31, 1994          *

10.6         Amendment to Stock Option Plan, February 23, 1996-incorporated   **
             by reference to Exhibit 10.6 to the Registrant's annual report on form 10-K for the fiscal year ended December 31, 1995.

--------------------------------
*Incorporated by reference

** Indicates management contracts or compensation plans or arrangements required to be filed as exhibits.

                                                                   Page Number
                                                                   in Sequential
                                                                   Numbering
                                                                   of all Form
                                                                   10-K and
                                                                   Exhibit Pages
                                                                   -------------
EXHIBIT
-------

11           Statement re computation of per share earnings                   16

13           Report to Shareholders for the year
             ended December 31, 1996                                    17 to 32

21           Subsidiaries of the Registrant                                   32

23           Consent of Independent Auditors                                  33

25           Power of Attorney from Messrs. Willig, Jackels, Kiproff,
             Kilgore, Loomis, Norman and Cassady                              34

27           Financial Data Schedule                                          35