Form 10-Q
period 1997-03-31
PHOTO CONTROL CORP
filed 1997-05-01
CIK 78311

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For Quarter Ended March 31, 1997                   Commission File Number 0-7475

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

--------------------------------------------------------------------------------
         (Former name, former address, and former fiscal year if changes since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                                 Outstanding at April 30, 1997
----------------------------                     -----------------------------
Common Stock, par value $.08                            1,604,163 Shares




                            PHOTO CONTROL CORPORATION
                                      INDEX



PART I   Financial Information                                      Page Number

     Item 1:      Financial Statements

                  Consolidated Balance Sheet -
                    March 31, 1997 and December 31, 1996                 3

                  Consolidated Statement of Operations
                    Three Months Ended March 31, 1997 and 1996           4

                  Consolidated Statement of Cash Flows -
                    Three Months Ended March 31, 1997 and 1996           5

                  Notes to Consolidated Financial
                    Statements                                           6

     Item 2:      Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                           7


PART II  Other Information

     Item 2:      Changes in Securities                                  9

     Item 6:      Exhibits and Reports on Form 8-K                       9



                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                March 31       December 31
                                                                  1997             1996
                                                              ------------     ------------
                                    ASSETS
Current Assets
  Cash                                                        $    139,062     $    736,031
  Accounts Receivable                                              869,569          522,279
  Other Receivables                                                  2,700            2,700
  Inventories                                                    5,773,625        5,804,503
  Prepaid Expenses                                                 239,433          270,101
                                                              ------------     ------------
         Total Current Assets                                    7,024,389        7,335,614
                                                              ------------     ------------

Investments and other Assets
  Cash Value of Life Insurance                                     247,557          238,867
  Deferred Income Taxes                                            254,000          254,000
                                                              ------------     ------------
         Total Investments and other Assets                        501,557          492,867
                                                              ------------     ------------

Plant and Equipment
  Land and Building                                              4,240,778        4,240,777
  Machinery and Equipment                                        3,450,706        3,363,630
  Accumulated Depreciation                                      (4,255,545)      (4,162,977)
                                                              ------------     ------------
         Total Plant and Equipment                               3,435,939        3,441,430
                                                              ------------     ------------
                                                              $ 10,961,885     $ 11,269,911
                                                              ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current Maturities of Long-Term Debt                             127,590          111,296
  Accounts Payable                                                 579,802          453,572
  Accrued Payroll and Employee Benefits                            350,396          303,320
  Accrued Expenses                                                 139,701          116,040
                                                              ------------     ------------
         Total Current Liabilities                               1,197,489          984,228
                                                              ------------     ------------

Long-Term Debt                                                     530,000          530,000
                                                              ------------     ------------

Deferred Compensation                                              531,777          528,600
                                                              ------------     ------------

Stockholders' Equity
  Common Stock                                                     128,333          128,333
  Additional Paid-In Capital                                     1,393,484        1,393,484
  Retained Earnings                                              7,180,802        7,705,266
                                                              ------------     ------------
         Total Stockholders' Equity                              8,702,619        9,227,083
                                                              ------------     ------------
                                                              $ 10,961,885     $ 11,269,911
                                                              ============     ============

See accompanying notes to consolidated financial statements.



                            PHOTO CONTROL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                 THREE MONTHS ENDED MARCH 31
                                 ---------------------------
                                     1997           1996
                                 -----------     -----------

Sales                            $ 2,246,642     $ 3,260,981

Cost and Expenses
 Cost of Goods Sold                1,839,319       2,421,589
 Marketing and Administrative        820,520         799,281
 Research, Development & Eng.        296,120         311,539
 Interest                              9,147          21,613
                                 -----------     -----------
                                   2,965,106       3,554,022
                                 -----------     -----------

Loss Before Income Tax              (718,464)       (293,041)

Income Tax Benefit                  (194,000)        (97,000)
                                 -----------     -----------

Net Loss                            (524,464)       (196,041)
                                 -----------     ===========


Net Loss Per Common Share        $      (.33)    $      (.12)
                                 ===========     ===========

  See accompanying notes to consolidated financial statements.




                            PHOTO CONTROL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                           March 31
                                                           --------
                                                       1997         1996
                                                    ---------     ---------
Cash flows from operating activities:
     Net Loss from operations                       $(524,464)    $(196,041)
     Items not affecting cash-
         Depreciation                                  92,578        99,486
         Deferred compensation                          9,333         7,698
     Payment of deferred compensation                  (6,156)       (6,156)
     Change in:
         Receivables                                 (347,290)     (166,987)
         Inventories                                   30,878       117,246
         Prepaid expenses                              30,668       (43,189)
         Accounts payable                             126,230      (240,499)
         Accrued expenses                              70,737        50,878
                                                    ---------     ---------

                  Net cash used in operating
                  expenses                           (517,486)     (377,564)
                                                    ---------     ---------

Cash flows from investing activities:
     Additions to plant and equipment                 (87,087)      (56,697)
     Additions to cash value of life
     insurance                                         (8,690)       (5,307)
                                                    ---------     ---------

                  Net cash used in investing
                  activities:                         (95,777)      (62,004)
                                                    ---------     ---------

Cash flow from financing activities:
     Borrowing (repayment) on line of credit                        300,000
     Repayment of long-term debt                       (5,431)       (4,831)
     Proceeds from note payable                        21,725
                                                    ---------     ---------

                  Net cash provided by financing
                  activities                           16,294       295,169
                                                    ---------     ---------

Change in cash                                       (596,969)     (144,399)
Cash at beginning of period                           736,031       145,899
                                                    ---------     ---------

Cash at end of period                               $ 139,062     $   1,500
                                                    =========     =========

See accompanying notes to consolidated financial statements.



                            PHOTO CONTROL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

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

NOTE 2

         Inventories are analyzed as follows:

                                                 March 31         December 31
                                                   1997              1996
                                                   ----              ----

                  Raw Materials                 $3,695,944        $3,851,706

                  Work in Progress                 774,773           559,321

                  Finished Goods                 1,302,908         1,393,476
                                                ----------        ----------

                                                $5,773,625        $5,804,503
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



                            PHOTO CONTROL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATIONS

Sales for the first quarter ended March 31, 1997, were $2,246,000, a decrease of 31.1% and $1,014,000 from the first quarter in 1996. The decrease in sales was primarily due to decline of OEM and dealer sales in the flash equipment product line of $688,000. The camera product line accounts for the balance of the decrease in sales. A new zoom lens camera has been introduced and will be available for shipment in June. The volume of sales that will be realized from the new zoom lens camera is uncertain. Sales of the third product line, printers, remained level with 1996. Sales for the second quarter of 1997 are expected to be below sales for the second quarter of 1996; however, this trend is not necessarily indicative of year-end results.

The gross profit margin for the first quarter of 1997 decreased to 18.1% compared to 25.7% in the first quarter of 1996 reflecting the under-absorption of fixed overhead due to the 31.1% sales volume decline.

Research, development and engineering expenses decreased by $15,000 for the first quarter of 1997 compared to the first quarter of 1996 as the result of employing fewer engineering personnel.

Marketing and administrative expenses increased $21,000 in the first quarter of 1997 as compared to the first quarter of 1996 reflecting additional staff personnel.

Interest expense decreased by $12,000 compared to the first quarter of 1996 due to lower outstanding debt.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $597,000 to $139,000 since December 31, 1996. Operations for the quarter resulted in $517,000 of negative cash flow. Although at March 31, 1997 there was no bank borrowing, as of April 29, 1997 the Company has borrowed $300,000 under the $1,500,000 line of credit. The Company believes that it has borrowing capacity in addition to its $1,500,000 line of credit if necessary.

Since July 1989 a total of $2,000,000 has been authorized for the stock repurchase program and $388,000 remains available at March 31, 1997 for additional repurchases.

The Company believes that its cash flow from operations and available borrowing capacity will be sufficient to finance operations and capital requirements.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements included or incorporated by reference in this Quarterly Report on Form 10-Q which are not historical in nature are identified as "forward looking statements" for the purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.


ITEM 2.  Changes in Securities

                                     Common Stock
                                     ------------
                                                      Additional
                              Number of                 Paid In       Retained
                               Shares       Amount      Capital       Earnings
                               ------       ------      -------       --------

Balance at
    December 31, 1996         1,604,163    $128,333    $1,393,484    $7,705,266

Net Loss                                                               (524,464)
                              ---------    --------    ----------    ----------

Balance at
    March 31, 1996            1,604,163    $128,333    $1,393,484     7,180,802
                              =========    ========    ==========    ==========


ITEM 6.  Exhibit and Reports on Form 8-K

A.  Exhibits - None
B. Reports on Form 8-K - There was no Form 8-K filed during the quarter.





                                      PHOTO CONTROL CORPORATION
                                            (Registrant)


   May 1, 1997                        /s/ L.A. Willig
       Date                           L.A. Willig, Chairman of the Board


   May 1, 1997                        /s/ C.R. Jackels
       Date                           C.R. Jackels, Vice President-Treasurer