Form 10-Q
period 1997-06-30
PHOTO CONTROL CORP
filed 1997-07-31
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934



For Quarter Ended June 30, 1997                    Commission File Number 0-7475
-------------------------------                    -----------------------------


                            PHOTO CONTROL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


 Minnesota                                                   41-0831186
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


4800 Quebec Avenue North, Minneapolis, Minnesota               55428
    (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number  (612) 537-3601

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

Yes  X   No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Class                                    Outstanding at July 25, 1997
----------------------------                        ----------------------------
Common Stock, par value $.08                              1,604,163 Shares

                       PHOTO CONTROL CORPORATION
                                 INDEX

PART I                                                              Page Number
------                                                              -----------

       ITEM 1:      Financial Information

                      Consolidated Balance Sheet -
                        June 30, 1997 and December 31, 1996              3

                      Consolidated Statement of Operations -
                        Six Months and Three Months Ended
                        June 30, 1997 and 1996                           4

                      Consolidated Statement of Cash Flows -
                        Six Months Ended June 30, 1997 and 1996          5

                      Notes to Consolidated Financial
                        Statements                                       6

       ITEM 2:        Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                       7


PART II
-------

       ITEM 4:        Results of Vote of Security Holders                9

       ITEM 6:        Exhibits and Reports on Form 8-K                   9

                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                    JUNE 30        DECEMBER 31
                                                     1997              1996
                                                 ------------      ------------
                     ASSETS
Current Assets
   Cash                                          $    456,820      $    736,031
   Accounts Receivable                                622,510           522,279
   Other Receivables                                    3,574             2,700
   Inventories                                      5,936,202         5,804,503
   Prepaid Expenses                                   170,731           270,101
                                                 ------------      ------------
         Total Current Assets                       7,189,837         7,335,614
                                                 ------------      ------------

Investments and other Assets
   Cash Value of Life Insurance                       252,360           238,867
   Deferred Income Taxes                              254,000           254,000
                                                 ------------      ------------
         Total Investments and other Assets           506,360           492,867
                                                 ------------      ------------

Plant and Equipment
   Land and Building                                4,240,777         4,240,777
   Machinery and Equipment                          3,483,023         3,363,630
   Accumulated Depreciation                        (4,338,494)       (4,162,977)
                                                 ------------      ------------
         Total Plant and Equipment                  3,385,306         3,441,430
                                                 ------------      ------------
                                                 $ 11,081,503      $ 11,269,911
                                                 ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note Payable to Bank                          $    400,000
   Current Maturities of Long-Term Debt               123,316           111,296
   Accounts Payable                                   807,673           453,572
   Accrued Payroll and Employee Benefits              305,302           303,320
   Accrued Expenses                                   136,684           116,040
                                                 ------------      ------------
         Total Current Liabilities                  1,772,975           984,228
                                                 ------------      ------------

Long-Term Debt                                        495,000           530,000
                                                 ------------      ------------

Deferred Compensation                                 534,954           528,600
                                                 ------------      ------------

Stockholders' Equity
   Common Stock                                       128,333           128,333
   Additional Paid-In Capital                       1,393,484         1,393,484
   Retained Earnings                                6,756,757         7,705,266
                                                 ------------      ------------
         Total Stockholders' Equity                 8,278,574         9,227,083
                                                 ------------      ------------
                                                 $ 11,081,503      $ 11,269,911
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                                     PHOTO CONTROL CORPORATION

                               CONSOLIDATED STATEMENT OF OPERATIONS

                                            (unaudited)

                                                 THREE MONTHS                    SIX MONTHS
                                                 ENDED JUNE 30                  ENDED JUNE 30
                                                 -------------                  -------------

                                             1997            1996           1997            1996
                                          -----------     -----------    -----------     -----------
Sales                                     $ 2,440,797     $ 4,466,143    $ 4,687,439     $ 7,727,124
                                          -----------     -----------    -----------     -----------
Cost and Expenses
   Cost of Goods Sold                       1,855,188       2,891,630      3,694,507       5,313,219
   Marketing & Administrative                 737,653         811,157      1,558,173       1,610,438
   Research, Development & Engineering        257,142         246,265        553,262         557,804
   Interest                                    14,859          22,771         24,006          44,384
                                          -----------     -----------    -----------     -----------
                                            2,864,842       3,971,823      5,829,948       7,525,845
                                          -----------     -----------    -----------     -----------

Income (Loss) Before Income Taxes            (424,045)        494,320     (1,142,509)        201,279

Income Tax Provision (Benefit)                                164,000       (194,000)         67,000
                                          -----------     -----------    -----------     -----------

Net Income (Loss)                         ($  424,045)    $   330,320    ($  948,509)    $   134,279
                                          ===========     ===========    ===========     ===========

Net Income (Loss) Per Common Share        $      (.26)    $       .20    $      (.59)    $       .28
                                          ===========     ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.


                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                            SIX MONTHS
                                                                           ENDED JUNE 30
                                                                           -------------
                                                                         1997          1996
                                                                      ---------     ---------
Cash flows from operating activities:
     Net income (Loss) from operations                                ($948,509)    $ 134,279
     Items not affecting cash-
         Depreciation                                                   186,436       198,972
         Deferred compensation                                           18,666        15,610
         (Gain) Loss on sale of equipment                                 1,090        (1,000)
     Payment of deferred compensation                                   (12,312)      (12,312)
     Change in:
              Receivables                                              (101,105)     (730,132)
              Inventories                                              (131,699)      333,918
              Prepaid Expenses                                           99,370       337,750
              Income Taxes                                                            161,323
              Accounts Payable                                          354,101      (427,107)
              Accrued Expenses                                           22,626       176,756
                                                                      ---------     ---------

                  Net cash provided (used) by operating activities     (511,336)      188,057
                                                                      ---------     ---------

Cash flows from investing activities:
     Additions to plant and equipment                                  (154,513)      (58,598)
     Additions to cash value of life insurance                          (13,493)      (13,998)
     Proceeds from sale of equipment                                     23,111         1,000
                                                                      ---------     ---------
                  Net cash used in investing activities                (144,895)      (71,596)
                                                                      ---------     ---------

Cash flow from financing activities:
     Repayment of long-term debt                                        (68,705)      (44,660)
     (Repayment) borrowing on line of credit                            400,000      (150,000)
     Proceeds from bank notes                                            45,725
                                                                      ---------     ---------
                  Net cash used in financing activities                 377,020      (194,660)
                                                                      ---------     ---------

Change in cash                                                         (279,211)      (78,199)
Cash at beginning of period                                             736,031       145,899
                                                                      ---------     ---------

Cash at end of period                                                 $ 456,820     $  67,700
                                                                      =========     =========

           See Accompanying notes to consolidated financial statements


                            PHOTO CONTROL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

NOTE 2

         Inventories are analyzed as follows:

                                               JUNE 30           DECEMBER 31
                                                1997                1996
                                             ----------          -----------

                  Raw Materials              $4,122,777          $3,851,706

                  Work in Progress              667,433             559,321

                  Finished Goods              1,145,992           1,393,476
                                             ----------          ----------

                                             $5,936,202          $5,804,503
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

                            PHOTO CONTROL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Sales for the second quarter ended June 30, 1997 were $2,441,000, a decrease of 45.3% from the same quarter in the prior year. Sales for the six months ended June 30, 1997 were $4,687,000, a decrease of 39.3% over the same period in the prior year. The decrease in sales was primarily due to a decrease in lighting sales of $1,292,000 for the second quarter and $1,989,000 decrease for the year to date period, as compared to the same periods in the prior year. The lighting sales decrease is substantially due to lower sales of OEM equipment to two customers. OEM equipment is sold direct and not marketed through the dealer sales organization. Orders for OEM products of $991,000 have been received and will be shipped in the third quarter of 1997. The camera product line accounts for the balance of the decrease in sales of $733,000 for the second quarter and $1,051,000 for the year to date period, as compared to the same periods in the prior year. A new zoom lens camera has been introduced and shipments began in June 1997. Because of customers' long lead times for product evaluation, orders of the new zoom lens cameras have progressed at a slower rate than anticipated. The volume of sales that will be realized from the new zoom lens camera is uncertain. Sales of the third product line, printers, remained level with 1996. Sales for the second half of 1997 are expected to be below sales for the second half of 1996.

The gross profit margin for the second quarter of 1997 decreased to 24.0% from 35.3% in the second quarter of 1996. The gross profit margin for the six months ended June 30, 1997 decreased to 21.2% from 31.2% in the prior year period. The gross profit margin decreases are primarily due to lower levels of production in 1997 as compared to 1996. Gross margins have also been negatively affected by the additional start-up costs incurred in bringing the new zoom lens camera line into production and competitive pricing on the printer and lighting lines. Marketing and administrative expenses increased as a percentage of sales to 30.2% for the second quarter of 1997 from 18.1% for the second quarter of 1996 and increased to 33.3% for the first six months of 1997 from 20.8% for the same period in 1996. Marketing and administrative expenses decreased $74,000 for the second quarter of 1997 as compared to the second quarter of 1996 and decreased $52,000 for the first six months of 1997. Certain cost reduction measures have been implemented which will become effective in the last half of 1997.

Research, development and engineering expense increased by $11,000 for the second quarter of 1997 compared to the second quarter of 1996 and decreased by $5,000 for the first six months of 1997 compared to the same period of 1996. As a result of decreased outstanding debt, interest expense decreased by $8,000 in the second quarter of 1997 compared to the second quarter of 1996 and decreased $20,000 dollars for the first six months of 1997 compared to the same period in 1996.

The income tax benefit of $194,000 is the amount of income tax carry back available to the Company.

LIQUIDITY & CAPITAL RESOURCES

The net loss for the six months ended June 30, 1997 was $948,509 which resulted in cash used in operating activities of $511,336. The Company borrowed $400,000 on its line of credit to fund the cash loss. Cash decreased $279,211 to $456,820 since December 31, 1996. Although sales are declining in 1997, the inventories have increased by $131,699 due to long manufacturing lead times.

The Company can borrow up to $1,500,000 under its line of credit. The line is unsecured, at the prime rate of interest and renewed annually in May.

Since July 1989 a total of $2,000,000 has been authorized for the stock repurchase program and $388,000 remains available at June 30, 1997 for additional repurchases.

The Company believes that its cash flow from future operations and available borrowing capacity will be sufficient to finance operations and capital requirements.

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

ITEM 4.  RESULTS OF VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 8, 1997 the following matters were approved by the Company's stockholders:

         1. Set the number of directors at six (6). The voting results were: 1,265,290 For, 23,357 Against and 12,743 Abstained.

         2. Elected Messrs. James R. Loomis and William L. Norman to the Board of Directors for a three-year term or until the election and qualification of a respective successor.

                  The voting results were as follows:

                                             FOR           TO WITHHOLD AUTHORITY
                  James R. Loomis         1,254,646                46,744
                  William L. Norman       1,264,667                36,723

                  Messrs. Leslie A. Willig, George A. Kiproff, Thomas J. Cassady, and Joe M. Kilgore are directors of the Company whose terms of office continued after the annual meeting of stockholders.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

A.  Exhibits - 27 Financial Data Schedule
B.  Reports on Form 8-K - None


                             PHOTO CONTROL CORPORATION
                                   (Registrant)


  July 31, 1997              /s/ J. R. Helmen
       Date                  J. R. Helmen, President and Chief Executive Officer


  July 31, 1997              /s/ C. R. Jackels
       Date                  C. R. Jackels, Vice President-Treasurer