Form 10-Q
period 1997-09-30
PHOTO CONTROL CORP
filed 1997-11-05
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934



For Quarter Ended September 30, 1997               Commission File Number 0-7475
------------------------------------               -----------------------------


                            PHOTO CONTROL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

Minnesota                                                        41-0831186
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


4800 Quebec Avenue North, Minneapolis, Minnesota                   55428
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

Yes __X__   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                               Outstanding at October 25, 1997
----------------------------------           -------------------------------
Common Stock, par value $.08                        1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX

PART I                                                              Page Number
------                                                              -----------

     ITEM 1:     Financial Information

                   Consolidated Balance Sheet -
                    September 30, 1997 and December 31, 1996            3

                   Consolidated Statement of Operations -
                     Nine Months and Three Months Ended
                     September 30, 1997 and 1996                        4

                   Consolidated Statement of Cash Flows -
                     Nine Months Ended September 30, 1997 and 1996      5

                   Notes to Consolidated Financial
                     Statements                                         6

     ITEM 2:       Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                         7

PART II
-------

     ITEM 5:       Other Information                                    9

     ITEM 6:       Exhibits and Reports on Form 8-K                     10

                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                               SEPTEMBER 30     DECEMBER 31
                                                   1997             1996
                                               ------------     ------------
                     ASSETS

Current Assets
   Cash                                        $    326,521     $    736,031
   Accounts Receivable                            1,442,905          522,279
   Other Receivables                                  5,584            2,700
   Inventories                                    5,281,881        5,804,503
   Prepaid Expenses                                 135,491          270,101
                                               ------------     ------------
         Total Current Assets                     7,192,382        7,335,614
                                               ------------     ------------

Investments and other Assets
   Cash Value of Life Insurance                     257,163          238,867
   Deferred Income Taxes                            254,000          254,000
                                               ------------     ------------
         Total Investments and other Assets         511,163          492,867
                                               ------------     ------------

Plant and Equipment
   Land and Building                              4,246,503        4,240,777
   Machinery and Equipment                        3,212,066        3,363,630
   Accumulated Depreciation                      (4,147,609)      (4,162,977)
                                               ------------     ------------
         Total Plant and Equipment                3,310,960        3,441,430
                                               ------------     ------------
                                               $ 11,014,505     $ 11,269,911
                                               ============     ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note Payable to Bank                        $    600,000
   Current Maturities of Long-Term Debt              70,000          111,296
   Accounts Payable                                 784,614          453,572
   Accrued Payroll and Employee Benefits            339,943          303,320
   Accrued Expenses                                 103,506          116,040
                                               ------------     ------------
         Total Current Liabilities                1,898,063          984,228
                                               ------------     ------------

Long-Term Debt                                      495,000          530,000
                                               ------------     ------------

Deferred Compensation                               538,131          528,600
                                               ------------     ------------

Stockholders' Equity
   Common Stock                                     128,333          128,333
   Additional Paid-In Capital                     1,393,484        1,393,484
   Retained Earnings                              6,561,494        7,705,266
                                               ------------     ------------
         Total Stockholders' Equity               8,083,311        9,227,083
                                               ------------     ------------
                                               $ 11,014,505     $ 11,269,911
                                               ============     ============

          See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)


                                                 THREE MONTHS                    NINE MONTHS
                                              ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                          --------------------------    ----------------------------

                                              1997           1996           1997             1996
                                          -----------     ----------    ------------     -----------
Sales                                     $ 3,876,768     $4,618,348    $  8,564,207     $12,345,472
                                          -----------     ----------    ------------     -----------

Cost and Expenses
   Cost of Goods Sold                       3,087,490      3,183,267       6,781,997       8,496,486
   Marketing & Administrative                 718,625        805,054       2,276,795       2,415,492
   Research, Development & Engineering        243,498        280,322         796,763         838,126
   Interest                                    22,418         14,453          46,424          58,837
                                          -----------     ----------    ------------     -----------
                                            4,072,031      4,283,096       9,901,979      11,808,941
                                          -----------     ----------    ------------     -----------

Income (Loss) Before Income Taxes            (195,263)       335,252      (1,337,772)        536,531

Income Tax Provision (Benefit)                               111,000        (194,000)        178,000
                                          -----------     ----------    ------------     -----------

Net Income (Loss)                         $  (195,263)    $  224,252    $ (1,143,772)    $   358,531
                                          ===========     ==========    ============     ===========

Net Income (Loss) Per Common Share        $      (.12)    $      .14    $       (.71)    $       .22
                                          ===========     ==========    ============     ===========


          See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                               NINE MONTHS
                                                                           ENDED SEPTEMBER 30
                                                                      ---------------------------

                                                                          1997             1996
                                                                      -----------     -----------
Cash flows from operating activities:
     Net income (Loss) from operations                                ($1,143,772)    $   358,531
     Items not affecting cash-
         Depreciation                                                     280,294         294,144
         Deferred compensation                                             27,999          22,522
         (Gain) Loss on sale of equipment                                  18,965          (1,000)
     Payment of deferred compensation                                     (18,468)        (18,468)
     Change in:
              Receivables                                                (923,510)       (293,047)
              Inventories                                                 522,622         954,446
              Prepaid Expenses                                            134,610         300,918
              Income Taxes                                                 97,323
              Accounts Payable                                            331,042        (907,970)
              Accrued Expenses                                             24,089         305,977
                                                                      -----------     -----------

                  Net cash provided (used) by operating activities       (746,129)      1,113,376
                                                                      -----------     -----------

Cash flows from investing activities:
     Additions to plant and equipment                                    (194,876)        (99,524)
     Additions to cash value of life insurance                            (18,296)        (18,801)
     Proceeds from sale of equipment                                       26,087           1,000
                                                                      -----------     -----------
                  Net cash used in investing activities                  (187,085)       (117,325)
                                                                      -----------     -----------

Cash flow from financing activities:
     Repayment of long-term debt                                          (76,296)        (84,490)
     (Repayment) borrowing on line of credit                              600,000        (450,000)
                                                                      -----------     -----------
     Net cash used in financing activities                                523,704        (534,490)
                                                                      -----------     -----------

Change in cash                                                           (409,510)        461,561
Cash at beginning of period                                               736,031         145,899
                                                                      -----------     -----------

Cash at end of period                                                 $   326,521     $   607,460
                                                                      ===========     ===========

         See Accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

NOTE 2

         Inventories are analyzed as follows:

                                               SEPTEMBER 30         DECEMBER 31
                                                   1997                1996
                                                   ----                ----

                  Raw Materials                $3,330,438           $3,851,706

                  Work in Progress                579,201              559,321

                  Finished Goods                1,372,242            1,393,476
                                                ---------            ---------

                                               $5,281,881           $5,804,503
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

                            PHOTO CONTROL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Sales for the third quarter ended September 30, 1997 were $3,876,000, a decrease of 16.1% from the same quarter in the prior year. Sales for the nine months ended September 30, 1997 were $8,564,000, a decrease of 30.6% over the same period in the prior year. The decrease in sales was primarily due to a decrease in lighting sales of $85,000 for the third quarter and $2,065,000 decrease for the year to date period, as compared to the same periods in the prior year. Sales of OEM Products for the third quarter of 1997 were level with 1996 but account for substantially all of the lighting equipment sales decrease for the nine months ended September 30, 1997. OEM equipment is sold direct and not marketed through the dealer sales organization. The camera product line accounts for a decrease in sales of $433,000 for the third quarter and $1,324,000 for the year to date period, as compared to the same periods in the prior year. A new zoom lens camera has been introduced and shipments began in June 1997. Management believes that because of customers' long lead times for product evaluation, orders of the new zoom lens cameras have progressed at a slower rate than anticipated. The volume of sales that will be realized from the new zoom lens camera is uncertain. Sales of the third product line, printers, decreased $224,000 for the third quarter and $392,000 for the year to date period as compared to the same period in the prior year. Because of consolidation within the photographic processing industry, there is excess printing capacity resulting in lower sales of the printer product line. Also, because of the changing technology, demand for the printer product line has decreased.

The gross profit margin for the third quarter of 1997 decreased to 20.4% from 31.1% in the third quarter of 1996. The gross profit margin for the nine months ended September 30, 1997 decreased to 20.8% from 31.2% in the prior year period. The gross profit margin decreases are primarily due to lower levels of production in 1997 as compared to 1996. Gross margins have also been negatively affected by the additional start-up costs incurred in bringing the new zoom lens camera line into production and competitive pricing on the printer and lighting lines. Marketing and administrative expenses increased as a percentage of sales to 18.5% for the third quarter of 1997 from 17.4% for the third quarter of 1996 and increased to 26.6% for the first nine months of 1997 from 19.6% for the same period in 1996. Marketing and administrative expenses decreased $86,000 for the third quarter of 1997 as compared to the third quarter of 1996 and decreased $139,000 for the first nine months of 1997. Certain cost reduction measures have been implemented which are becoming effective in the last half of 1997.

Research, development and engineering expense decreased by $37,000 for the third quarter of 1997 compared to the third quarter of 1996 and decreased by $41,000 for the first nine months of 1997 compared to the same period of 1996. As a result of increased outstanding debt, interest expense increased by $8,000 in the third quarter of 1997 compared to the third quarter of 1996. However, interest decreased $12,000 dollars for the first nine months of 1997 compared to the same period in 1996 due to lower debt in the first six months of 1997 compared to the first six months of 1996.

The income tax benefit of $194,000 is the amount of income tax carry back available to the Company.

LIQUIDITY & CAPITAL RESOURCES

The net loss for the nine months ended June 30, 1997 was $1,143,772 which resulted in cash used in operating activities of $746,129. The Company borrowed $600,000 on its line of credit to fund the cash loss. Cash decreased $409,510 to $326,521 since December 31, 1996.

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

During October 1997 the manufacturing operation of our wholly owned subsidiary, Norman Enterprises, Inc. located in Burbank, California was moved to our existing facility in Minneapolis, Minnesota. Space has been leased in Burbank to house six service and two sales personnel. An agreement has been signed to sell the California land and building with the transaction scheduled to close on November 14, 1997. The sale will result in a gain of approximately $600,000 and approximately $1,500,000 in cash after paying the outstanding note on the property. Although it is fully expected that the sale will close as scheduled there is always a risk that sale will not be completed.

In conjunction with this move the Company is reviewing its products and estimates that there is approximately $300,000 of inventory will be scrapped due to discontinued products or obsolescence in the Norman product line. In addition, the Camerz and Nord product lines will be reviewed to determine if any products should be discontinued. However, it is uncertain what the financial impact of this review will be.

OTHER INFORMATION

William L. Norman resigned from the board of directors on July 8, 1997. At the August 8, 1997 regular meeting, the board elected John R. Helmen to fill the vacant Class III directorship which has a term ending at the April, 2000 annual shareholder meeting.


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

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

A.  Exhibits - 27 Financial Data Schedule
B.  Reports on Form 8-K - None

                             PHOTO CONTROL CORPORATION
                                    (Registrant)

------------------           ---------------------------------------------------
       Date                  J. R. Helmen, President and Chief Executive Officer

------------------           ---------------------------------------------------
       Date                  C. R. Jackels, Vice President-Treasurer