Form 10-K405
period 1997-12-31
PHOTO CONTROL CORP
filed 1998-03-20
CIK 78311

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended December 31, 1997
                                       OR
    (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 3, 1998 was approximately $2,980,000 based on the closing sale price of the Registrant's Common Stock on such date.

--------------------------------------------------------------------------------
 Number of shares of $0.08 par value Common Stock outstanding at March 3, 1998:
                                                                       1,604,163

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement to be dated April 1, 1998 for its Annual Meeting of Shareholders are incorporated by reference into
Part III.

                                     PART I

ITEM 1. BUSINESS


         (a) General Development of Business.

         Photo Control Corporation (the "Registrant" or the "Company") was organized as a Minnesota corporation in 1959. The Registrant acquired all of the outstanding stock of Norman Enterprises, Inc. ("Norman"), a California corporation, in 1973. In June 1983, the Registrant acquired all of the outstanding stock of Nord Photo Engineering, Inc. ("Nord"), a Minnesota corporation. In October 1997, Norman's manufacturing operations were moved to Minnesota and the land and building in California was sold. A four thousand squared foot building is rented in California to house a sales and service office. The Registrant is in the process of liquidating both subsidiaries and transferring the assets to Photo Control Corporation, the parent company.

         The Registrant designs, manufactures, and markets professional cameras, long-roll film magazines, photographic accessories, Norman electronic flash equipment, and Nord photographic package printers. All references to the "Registrant" or the "Company" also include "Norman" and "Nord" unless indicated otherwise.

         (b) Financial Information About Industry Segments.

         During the years ended December 31, 1997, 1996, and 1995, the Registrant was engaged in one industry which consisted of designing, manufacturing, and marketing professional photographic equipment.

         (c) Narrative Description of Business.

         (c) (l)(i) Principal Products, Services and Markets. The Registrant designs, manufactures and markets professional cameras, long-roll film magazines, photographic accessories, Norman electronic flash equipment, and Nord photographic package printers.

         The principal market for the Registrant's long-roll camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers. The market with respect to the Norman electronic flash equipment is broader, extending to all professional photographers and to experienced amateur photographers. The market for Nord photographic package printers is photographic processing labs which specialize in producing photographic color print packages such as those often produced for weddings and school photography. The geographic market in which the Registrant competes with respect to long-roll camera equipment, flash equipment, and printers consists of the entire United States and, to a lesser extent, some foreign countries.

         The Registrant markets most of its cameras, film magazines, Norman electronic flash and lighting equipment, and photographic accessories through its five employee salesmen, one independent sales representative and part-time use of a service employee. Such equipment is marketed primarily under the tradename, "Camerz" and "Norman". Nord markets its printers through Bremson, Inc., an unaffiliated professional photographic supplier. It is expected that the sales force will remain at the current level during 1998.

         (c)(1)(ii) New Products and Services. The Camerz Division introduced the new ZIII camera long-roll film portrait zoom camera. The ZIII is micro-processor controlled and has all new electronics which allows compatibility with the electronic frame identification system without the external control box that was needed for the prior ZII model. The ZIII also offers options for automatic focusing and a film cassette system, versus the exclusive prior use of a film magazine. Split view digital previewing is available with the ZIII which allows for digital image capture and printing for many service items such as class composites and identification cards.

         Norman introduced a new 40/40 power supply which features a module design with plug-in boards which provides for high power output along with easy servicing.

         Nord modified the existing MI1100 printer to accommodate a back printer which will print two lines of forty characters on the back side of the photograph.

         (c)(1)(iii) Sources and Availability of Raw Materials. Materials required for the Registrant's photographic equipment consist primarily of fabricated parts, lenses, electronic components, and lights, most of which are readily available from numerous sources.

         (c)(1)(iv) Patents, Trademarks, Licenses, Franchises and Concessions. The Registrant, on March 16, 1982, obtained United States patent number 4,319,819 for a reflex shutter, which is used in conjunction with a zoom lens. The Registrant has incorporated the shutter into a zoom lens camera which was first introduced in fiscal 1980.

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

         The Registrant is the owner of the registered trademark, "Camerz," and the logo-type used in connection with the sale of photographic equipment under the name Camerz. Also, the Registrant owns one registered trademark called "Smart System."

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

         (c)(1)(vii) Single Customer. During the years ended December 31, 1997, 1996 and 1995, the company derived 8.4%, 14.3% and 20.2%, respectively, of its sales from one unaffiliated customer, Lifetouch Inc. and its affiliates. During year ended December 31, 1997 and 1996, 13.3% and 11.0%, respectively, of its sales were from another unaffiliated customer, CPI Corp.

         (c)(1)(viii) Backlog. The dollar amount of backlog believed by the Registrant to be firm at the years ended December 31, 1997, 1996 and 1995, is $1,078,000, $633,000 and $2,858,000, respectively. The Registrant anticipates that it and its subsidiaries will be able to fill all current backlog orders during the fiscal year ending December 31, 1998.

         (c)(1)(ix) Government Contracts. No material portion of the Registrant's or its subsidiaries' business is subject to renegotiation of profits or termination of any contract or subcontract at the election of the Government.

         (c)(1)(x) Competition. Primary methods of competition for the Company's products are product performance, reliability, service, and delivery. The Registrant's two primary competitors with respect to such equipment are Lucht, Inc., which sells photographic printers, and Beattie Systems, Inc., which sells long-roll cameras. Because of varying product lines, the Registrant is unable to state accurately its competitive position in relation to such competitors. In the somewhat broader market in which Norman competes in the sale of professional studio electronic flash equipment, there are approximately fourteen significant competitors, several of which are well established. The Registrant is unable to state accurately Norman's overall competitive position in relation to such competitors. Norman's dominant competitors are Broncolor, Dynalite, White Lighting, Photogenic, and Speed-O-Tron.

         (c)(1)(xi) Research and Development. For the years ended December 31, 1997, 1996 and 1995, the Registrant spent $1,056,000, $1,108,000 and $1,310,000, respectively, on research activities relating to the development of new products, services, and production engineering. The Company intends to maintain its level of spending on research and development.

         (c)(1)(xii) Environmental Regulation. Federal, state and local laws and regulations with respect to the environment have had no material effect on the Registrant's or its subsidiaries' capital expenditures, earnings, or respective competitive positions.

         (c)(1)(xiii) Employees. As of December 31, 1997, the Registrant had 95 full time employees and 2 part time employees. The Registrant utilizes subcontract personnel on a temporary basis to supplement its regular work force which totaled 27 people as of December 31, 1997.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Registrant has no operations based outside of the United States. During each of the last three years ended December 31, 1997, slightly more than 5% of the Registrant's consolidated sales were derived from export sales.


ITEM 2. PROPERTIES


         The Registrant's principal property is located at 4800 Quebec Avenue North, Minneapolis, Minnesota. The building at that location consists of 60,000 square feet and is located on 3 1/2 acres of land. The building was constructed in 1971 and was purchased in 1980. Extensive remodeling has been done to meet the specific needs of the Company. The Registrant first occupied the building during the fall of 1980, and uses the building for camera production, Nord printer manufacturing, Norman electronic flash equipment manufacturing, and as corporate offices.

         Nord owns a 5,000 square foot building in Hinckley, Minnesota, on one acre of land, which houses optical production and was built in 1981. In February 1996, the production was moved to Minneapolis. The building is leased to a retail organization which has an option to purchase at various points during the five year lease.

         Norman occupied a 32,000 square foot building in Burbank, California which was constructed in 1977 and expanded in 1984. The facility was located on 50,000 square feet of land and housed all of Norman's operations, until October 1997 when the manufacturing operations were moved to Minnesota and the land and building sold. The Registrant leases a four thousand square foot building in Burbank to house a service and sales department.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the Registrant's quarter ending December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND
PRESENT POSITION OF OFFICER     BUSINESS EXPERIENCE
---------------------------     -------------------

Leslie A. Willig, 72            Mr. Willig, who received a Ph.D. in Industrial
                                Management from the School of Business of the
Chairman of the Board           University of Iowa in 1956, has been a member
of Directors                    and Chairman of the Board of Directors of
                                Registrant since June, 1974. He served as its Chief Executive Officer from August, 1974, to
                                August,1997, and President from May, 1975 to
                                April, 1997. Mr. Willig has been a director and Secretary of North Snow Bay Inc., Fremont,
                                Indiana, a real estate development company, since 1965. Mr. Willig has acted as a self-employed business and real estate broker in Indiana, since March, 1970.

John R. Helmen, 57              Mr. Helmen has been President of the Registrant
                                since April, 1997. In August 1997, the Board of
Chief Executive Officer         Directors appointed him CEO and a director of
and President                   the Registrant. Mr. Helmen was employed by Supra
                                Color Labs, Inc. as Vice President, Director of
                                Sales and Marketing from 1977 through 1979,
                                President from 1979 through 1993, and General
                                Manager after the sale of Supra Color to Burrel
                                Professional Labs in 1993.

Curtis R. Jackels, 51           Mr. Jackels has been Vice President-Treasurer of
                                the Registrant since August, 1985 and Treasurer
Vice President -                since November, 1980. Mr. Jackels was controller
Treasurer of the                from June, 1978 to November, 1980. Prior to
Registrant                      June, 1978, Mr. Jackels was employed by two
                                public accounting firms. Mr. Jackels is a certified public accountant and has a Master of Business Administra- tion degree from the University of Wisconsin.

Mark J. Simonett, 41            Mr. Simonett has served as the Registrant's
                                General Counsel and Personnel Director since
Secretary of the                September, 1992 and as Secretary since May,
Registrant                      1993. He served part-time from April 1995 to
                                February 1997 and full-time since. He was associated with the Minneapolis law firm of Gray, Plant, Mooty, Mooty and Bennet P.A. from
                                1991 to 1992, and with the consulting firm Delta
                                Environmental Consultants, Inc. From 1990 to
                                1992.

Patrick J. Gilligan, 57         Mr. Gilligan has been President of the
                                Registrant's wholly-owned subsidiary, Nord Photo
Executive Vice President        Engineering, Inc., since November, 1990. Since
of the Registrant               May, 1993, he has been Executive Vice President
President of Nord               of the Registrant. From August 1988 to October,
                                1990, he was employed by Pakor, Inc. of
                                Minneapolis, Minnesota, a manufacturer of Pako service parts, and a distributor of photographic processing equipment. The last position held at Pakor was President. From 1986 to 1988 he was employed by PhotoTek, a Division of Pako, the predecessor to Pakor, Inc. and a subsidiary of Pako. His position with PhotoTek was Vice
                                President and General Manager. From 1968 to 1985 he was employed by Pako with his last position being Director of Photo Engineering.

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

                                     PART II

The information required by Items 5, 6, 7 and 8 of Part II is incorporated herein by reference to the sections labeled "Stock Market Information," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and Notes and the Independent Auditor's Report which appear in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997. With respect to Item 9, no change of accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure has occurred.

                                    PART III

Items 10, 11, 12 and 13 of Part III, except for certain information relating to Executive Officers included in Part I, are omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 1997, a definitive proxy statement containing information pursuant to Regulation l4A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents filed as Part of this Report.

         (a)(l) Consolidated Financial Statements.

                                                                           Page
Independent Auditor's Report...........................................      *

Consolidated Statements of Opera-
tions for the years ended
December 31, 1997, 1996 and 1995.......................................      *

Consolidated Statements of Changes
in Stockholders' Equity for the
years ended December 31, 1997, 1996
and 1995, .............................................................      *

Consolidated Balance Sheets at December
31, 1997 and 1996......................................................      *

Consolidated Statements of Cash Flows
for the years ended December 31,
1997, 1996 and 1995....................................................      *

-------------------------------
*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, a copy of which is included in this Form 10-K as Exhibit 13.

                                                                           Page

Notes to Consolidated Financial
Statements ............................................................      *


    (a)(2) Consolidated Financial Statement Schedules.

Auditor's Consent and Report on Schedules..............................      9



Schedule VIII -   Valuation and Qualifying Accounts
                  for the years ended December 31, 1997, 1996
                  and 1995.............................................     10


All other schedules have been omitted because they are not applicable or are not required, or because the required information has been given in the Consolidated Financial Statements or notes thereto.

     (a)(3)   Exhibits.  See "Exhibit Index" on page following signatures.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1997 fiscal year.

     (c)      Exhibits.  Reference made to item 14 (A)(3)

     (d)      Schedules.  Reference made to item 14 (A)(2)



-------------------------------
*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, a copy of which is included in this Form 10-K as Exhibit 13.

                    AUDITOR'S CONSENT AND REPORT ON SCHEDULES



Board of Directors and
Stockholders
Photo Control Corporation


We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Photo Control Corporation for the year ended December 31, 1997 of our report, dated January 30, 1998, appearing in the Company's 1996 Annual Report to Shareholders. We also consent to the incorporation by reference of such report in the registration statements on Form S-8 for the Photo Control Stock Option Plan.

In the course of our audit of the financial statements referred to in our report, dated January 30, 1998, included in the Company's 1997 Annual Report to Shareholders, we also audited the supporting schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, the schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  VIRCHOW, KRAUSE & COMPANY, LLP


January 30, 1998
Minneapolis, Minnesota

                            PHOTO CONTROL CORPORATION
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


COLUMN A                           COLUMN B             COLUMN C                 COLUMN D         COLUMN E
--------                           --------             ---------                --------         --------

                                                 ADDITIONS
                                                  CHARGED     ADDITIONS
                                   BALANCE      (CREDITED)     CHARGED
                                     AT          TO COSTS      TO OTHER                            BALANCE
                                  BEGINNING         AND        ACCOUNTS         DEDUCTIONS          AT END
DESCRIPTION                        OF YEAR       EXPENSES      DESCRIBE          DESCRIBE           OF YEAR
-----------                        -------       --------      --------          --------           -------
YEAR ENDED DECEMBER 31, 1997

    Allowance for Doubtful
    Accounts                      $   92,000    $   46,948    $       52(a)     $    44,000(b)     $   95,000
                                  ----------    ----------    ----------        -----------        ----------

    Allowance  for Inventory
    Obsolescence                     536,774     1,381,332                         (768,106)(c)     1,150,000
                                  ----------    ----------    ----------        -----------        ----------

YEAR ENDED DECEMBER 31, 1996

    Allowance for Doubtful
    Accounts                      $  153,000    $   18,434    $    1,710(a)     $   (81,144)(b)    $   92,000
                                  ----------    ----------    ----------        -----------        ----------

    Allowance for Inventory
    Obsolescence                     621,000       191,000                         (275,226)(c)       536,774
                                  ----------    ----------    ----------        -----------        ----------

YEAR ENDED DECEMBER 31, 1995

    Allowance for Doubtful
    Accounts                      $  142,000    $   61,325    $      710(a)     $   (51,035)(b)    $  153,000
                                  ----------    ----------    ----------        -----------        ----------

    Allowance for Inventory
    Obsolescence                     435,000       186,000                                            621,000
                                  ----------    ----------    ----------        -----------        ----------


(a)  Recoveries of amounts written off in prior years

(b)  Uncollectible accounts written off.

(c)  Inventory Disposed

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PHOTO CONTROL CORPORATION

Date: March 14, 1998                            By/s/John R. Helmen
                                                John R. Helmen
                                                Chief Executive Officer,
                                                President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 1998            /s/John R. Helmen
                                John R. Helmen, Chief Executive Officer,
                                President and Director
                                (principal executive officer)


Date: March 13, 1998            /s/ Leslie A. Willig
                                Leslie A. Willig, Director


Date: March 13, 1998            /s/ Curtis R.  Jackels
                                Curtis R.  Jackels, Vice President
                                and Treasurer (principal financial and principal
                                accounting officer)


Date: March 13, 1998            /s/ George A.  Kiproff
                                George A.  Kiproff, Director


Date: March 13, 1998            /s/ James R.  Loomis
                                James R.  Loomis, Director


Date: March 13, 1998            /s/ Thomas J.  Cassady
                                Thomas J.  Cassady, Director


Date: March 13, 1998            /s/ Joe M. Kilgore
                                Joe M. Kilgore, director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------

                            PHOTO CONTROL CORPORATION

                           COMMISSION FILE NO.: 0-7475
------------------------------------------------------------------------

                            E X H I B I T   I N D E X
                                       FOR
                   FORM 10-K FOR YEAR ENDED DECEMBER 31, 1997

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

                                                                   Page Number
                                                                   in Sequential
                                                                   Numbering
                                                                   of all Form
                                                                   10-K and
                                                                   Exhibit Pages
                                                                   -------------

10.5   Amendment to Stock Option Plan August 29, 1994 - incorporated      *
       by reference to Exhibit 10.5 to the Registrant's Annual Report on ** Form 10-K for the fiscal year ended December 31, 1994

10.6   Amendment to Stock Option Plan, February 23, 1996-incorporated by reference to Exhibit 10.6 to the Registrant's annual report on  *
       form 10-K for the fiscal year ended December 31, 1995.             **

10.7   Amendment to Stock Option Plan, November 7, 1997.                  **

11     Statement re computation of per share earnings                     14

13     Report to Shareholders for the year
       ended December 31, 1997                                      15 to 30

21     Subsidiaries of the Registrant                                     31

23     Consent of Independent Auditors                                    32

25 Power of Attorney from Messrs. Willig, Jackels, Kiproff, Kilgore, 33 Loomis, Helmen and Cassady

27     Financial Data Schedule                                            34


*Incorporated by reference

** Indicates management contracts or compensation plans or arrangements required to be filed as exhibits.