Form 10-Q
period 1998-03-31
PHOTO CONTROL CORP
filed 1998-05-04
CIK 78311

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

     For Quarter Ended March 31, 1998    Commission File Number 0-7475

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


          Class                            Outstanding at April 30, 1998
----------------------------               -----------------------------
Common Stock, par value $.08                     1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            -------------------------


PART I    Financial Information                                      Page Number

         Item 1:   Financial Statements

                   Consolidated Balance Sheet -
                     March 31, 1998 and December 31, 1997                 3

                   Consolidated Statement of Operations
                     Three Months Ended March 31, 1998 and 1997           4

                   Consolidated Statement of Cash Flows -
                     Three Months Ended March 31, 1998 and 1997           5

                   Notes to Consolidated Financial
                     Statements                                           6

         Item 2:   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                           7


PART II   Other Information

     Item 2:       Changes in Securities                                  9

     Item 6:       Exhibits and Reports on Form 8-K                       9

                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                               March 31      December 31
                                                  1998           1997
                                              -----------    -----------

                      ASSETS
Current Assets
  Cash                                        $   271,688    $   808,169
  Accounts Receivable                             402,172        505,373
  Other Receivables                                 2,700          2,700
  Inventories                                   4,732,358      4,322,603
  Prepaid Expenses                                135,642        201,899
                                              -----------    -----------
         Total Current Assets                   5,544,560      5,840,744
                                              -----------    -----------

Investments and other Assets
  Cash Value of Life Insurance                    270,657        261,966
  Deferred Income Taxes                           200,000        200,000
                                              -----------    -----------
         Total Investments and other Assets       470,657        461,966
                                              -----------    -----------

Plant and Equipment
  Land and Building                             2,207,871      2,204,871
  Machinery and Equipment                       3,429,548      3,303,719
  Accumulated Depreciation                     (3,675,665)    (3,629,310)
                                              -----------    -----------
         Total Plant and Equipment              1,961,754      1,879,280
                                              -----------    -----------
                                              $ 7,976,971    $ 8,181,990
                                              ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                588,014        288,724
  Accrued Payroll and Employee Benefits           319,219        270,214
  Accrued Expenses                                163,521        114,908
                                              -----------    -----------
         Total Current Liabilities              1,070,754        673,846
                                              -----------    -----------

Deferred Compensation                             561,193        540,312
                                              -----------    -----------

Stockholders' Equity
  Common Stock                                    128,333        128,333
  Additional Paid-In Capital                    1,393,484      1,393,484
  Retained Earnings                             4,823,207      5,446,015
                                              -----------    -----------
         Total Stockholders' Equity             6,345,024      6,967,832
                                              -----------    -----------
                                              $ 7,976,971    $ 8,181,990
                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                THREE MONTHS ENDED MARCH 31
                                    1998           1997
                                -----------    -----------

Net Sales                       $ 1,947,046    $ 2,246,642
Cost of Sales                     1,807,289      1,839,319
                                -----------    -----------
Gross Profit                        139,757        407,323

Expenses
 Marketing and Administrative       531,949        820,520
 Research, Development & Eng        230,616        296,120
 Interest                                            9,147
                                -----------    -----------
                                    762,565      1,125,787
                                -----------    -----------

Loss Before Income Tax             (622,808)      (718,464)

Income Tax Benefit                                (194,000)
                                -----------    -----------

Net Loss                        $  (622,808)   $  (524,464)
                                ===========    ===========


Net Loss Per Common Share       $      (.39)   $      (.33)
                                ===========    ===========

  See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                          March 31
                                                          --------
                                                     1998          1997
                                                   ---------    ---------
Cash flows from operating activities:
     Net Loss from operations                      $(622,808)   $(524,464)
     Items not affecting cash-
         Depreciation                                 78,000       92,578
         Deferred compensation                        37,500        9,333
         Loss on sale of assets                        6,153
     Payment of deferred compensation                (16,619)      (6,156)
     Change in:
         Receivables                                 103,201     (347,290)
         Inventories                                (409,755)      30,878
         Prepaid expenses                             66,257       30,668
         Accounts payable                            299,290      126,230
         Accrued expenses                             97,618       70,737
                                                   ---------    ---------

                  Net cash used in operating
                  expenses                          (361,163)    (517,486)
                                                   ---------    ---------

Cash flows from investing activities:
     Additions to plant and equipment               (175,761)     (87,087)
     Proceeds from sale of equipment                   9,134
     Additions to cash value of life
     insurance                                        (8,691)      (8,690)
                                                   ---------    ---------

                  Net cash used in investing
                  activities:                       (175,318)     (95,777)
                                                   ---------    ---------
Cash flow from financing activities:
     Repayment of long-term debt                                   (5,431)
     Proceeds from note payable                                    21,725
                                                   ---------    ---------
                  Net cash provided by financing
                  activities                                       16,294
                                                   ---------    ---------

Change in cash                                      (536,481)    (596,969)
Cash at beginning of period                          808,169      736,031
                                                   ---------    ---------

Cash at end of period                              $ 271,688    $ 139,062
                                                   =========    =========

See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

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

NOTE 2

         Inventories are analyzed as follows:

                                      March 31      December 31
                                       1998             1997
                                       ----             ----

              Raw Materials         $3,179,199        $2,666,732

              Work in Progress         680,424           492,833

              Finished Goods           872,735         1,163,038
                                    ----------        ----------

                                    $4,732,358        $4,322,603
                                    ==========        ==========

NOTE 3

Net Income per common share is computed based on the weighted average number of common shares outstanding during the period when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the Treasury Stock method when computing the diluted earnings per share.

                            PHOTO CONTROL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATIONS

Sales for the first quarter ended March 31, 1998, were $1,947,000, a decrease of 13.3% and $299,000 from the first quarter in 1997. The decrease in sales was primarily due to decline of OEM and dealer sales in the flash equipment product line. The camera product line sales increased $230,000, but was offset by a decrease in the printer product line sales of approximately the same amount. In October 1997, the manufacturing of the flash equipment product line was moved from California to Minnesota. Because of the inefficiency associated with the move, certain sales backlog was not shipped in the the first quarter of 1998. It is expected that production will be sufficient in the second quarter to ship all backlog. Demand for the camera product line increased in the first quarter of 1998 as compared to the first quarter of 1997, however, the sales trend for the printer line continues to decline.

The gross profit margin for the first quarter of 1998 decreased to 7.2% compared to 18.1% in the first quarter of 1997. The decline is attributable to the inefficient production of the flash equipment line as a result of the move from California to Minnesota. Management continues to expect that the margins for the year 1998 will be comparable to 1995 which approximated 26%.

Research, development and engineering expenses decreased by $55,000 for the first quarter of 1998 compared to the first quarter of 1997 and marketing and administrative expenses decreased $289,000. The decreases reflect staff reductions as a result of consolidation of operations in Minnesota.

Interest expense decreased by $9,000 compared to the first quarter of 1997 because all debt was paid off at the end of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $536,000 to $272,000 since December 31, 1997. Operations for the quarter resulted in $361,000 of negative cash flow. In addition, $175,000 was spent on capital equipment. At March 31, 1998 there was no bank borrowing and the Company had $1,500,000 available under its line of credit.

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

ITEM 2.  Changes in Securities

                               Common Stock
                        ------------------------
                                                   Additional
                         Number of                  Paid In      Retained
                          Shares        Amount      Capital      Earnings
                        ----------    ----------   ----------   ----------
Balance at
    December 31, 1997    1,604,163    $  128,333   $1,393,484   $5,446,015
                        ----------    ----------   ----------   ----------

Net Loss                                                          (622,808)
                        ----------    ----------   ----------   ----------

Balance at
    March 31, 1998       1,604,163    $  128,333   $1,393,484   $4,823,207
                        ==========    ==========   ==========   ==========


ITEM 6.  Exhibit and Reports on Form 8-K

A.  Exhibits - None
B.  Reports on Form 8-K - There was no Form 8-K filed during the quarter.








                                PHOTO CONTROL CORPORATION
                                -------------------------
                                       (Registrant)


------------------              --------------------------------------
       Date                     John R. Helmen, C.E.O. and President


------------------              --------------------------------------
       Date                     C.R. Jackels, Vice President-Treasurer