Form 10-Q
period 1998-06-30
PHOTO CONTROL CORP
filed 1998-07-22
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



For Quarter Ended June 30, 1998                    Commission File Number 0-7475
-------------------------------                    -----------------------------


                            PHOTO CONTROL CORPORATION
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)


Minnesota                                                     41-0831186
---------                                                     ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


4800 Quebec Avenue North, Minneapolis, Minnesota                    55428
------------------------------------------------                    -----
    (Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number  (612) 537-3601


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


Yes __X__   No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                                      Outstanding at July 15, 1998
--------------------------------------              ----------------------------
Common Stock, par value $.08                                1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX


PART I                                                              Page Number
------                                                              -----------

       ITEM 1:   Financial Information

                   Consolidated Balance Sheet -
                     June 30, 1998 and December 31, 1997                 3

                   Consolidated Statement of Operations -
                     Six Months and Three Months Ended
                     June 30, 1998 and 1997                              4

                   Consolidated Statement of Cash Flows -
                     Six Months Ended June 30, 1998 and 1997             5

                   Notes to Consolidated Financial
                     Statements                                          6

      ITEM 2:      Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                          7


PART II
-------

         ITEM 4:   Results of Vote of Security Holders                   9

         ITEM 6:   Exhibits and Reports on Form 8-K                      9

                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                    JUNE 30            DECEMBER 31
                                                      1998                1997
                                                  ------------        ------------
                     ASSETS
Current Assets
   Cash                                           $     41,243        $    808,169
   Accounts Receivable                               1,247,066             505,373
   Other Receivables                                     2,700               2,700
   Inventories                                       4,860,206           4,322,603
   Prepaid Expenses                                    152,081             201,899
                                                  ------------        ------------
         Total Current Assets                        6,303,296           5,840,744
                                                  ------------        ------------

Investments and Other Assets
   Cash Value of Life Insurance                        275,460             261,966
   Deferred Income Taxes                               200,000             200,000
                                                  ------------        ------------
         Total Investments and Other Assets            475,460             461,966
                                                  ------------        ------------

Plant and Equipment
   Land and Building                                 2,222,349           2,204,871
   Machinery and Equipment                           3,443,154           3,303,719
   Accumulated Depreciation                         (3,719,732)         (3,629,310)
                                                  ------------        ------------
         Total Plant and Equipment                   1,945,771           1,879,280
                                                  ------------        ------------
                                                  $  8,724,527        $  8,181,990
                                                  ============        ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note to Bank                                   $    600,000
   Accounts Payable                                    480,260             288,724
   Accrued Payroll and Employee Benefits               359,543             270,214
   Accrued Expenses                                    201,484             114,908
                                                  ------------        ------------
         Total Current Liabilities                   1,641,287             673,846
                                                  ------------        ------------


Deferred Compensation                                  582,074             540,312
                                                  ------------        ------------

Stockholders' Equity
   Common Stock                                        128,333             128,333
   Additional Paid-In Capital                        1,393,484           1,393,484
   Retained Earnings                                 4,979,349           5,446,015
                                                  ------------        ------------
         Total Stockholders' Equity                  6,501,166           6,967,832
                                                  ------------        ------------
                                                  $  8,724,527        $  8,181,990
                                                  ============        ============

          See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                              THREE MONTHS                          SIX MONTHS
                                              ENDED JUNE 30                        ENDED JUNE 30
                                              -------------                        -------------

                                         1998               1997               1998               1997
                                         ----               ----               ----               ----
Net Sales                            $  3,151,947       $  2,440,797       $  5,098,993       $  4,687,439
Cost of Sales                           2,331,294          1,855,188          4,138,583          3,694,507
                                     ------------       ------------       ------------       ------------
Gross Profit                              820,653            585,609            960,410            992,932

Expenses
   Marketing & Administrative             445,078            737,653            977,027          1,558,173
   Research, Development & Eng            208,841            257,142            439,457            553,262
   Interest                                10,592             14,859             10,592             24,006
                                     ------------       ------------       ------------       ------------
                                          664,511          1,009,654          1,427,076          2,135,441
                                     ------------       ------------       ------------       ------------

Income(Loss)Before Income Tax             156,142           (424,045)          (466,666)        (1,142,509)

Income Tax Benefit                                                                                (194,000)
                                     ------------       ------------       ------------       ------------

Net Income (Loss)                    $    156,142       $   (424,045)      $   (466,666)      $   (948,509)
                                     ============       ============       ============       ============

Net Income(Loss)Per Common
  Share                              $        .10       $       (.26)      $       (.29)      $       (.59)
                                     ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                        SIX MONTHS
                                                                       ENDED JUNE 30
                                                                       -------------

                                                                   1998              1997
                                                                   ----              ----
Cash flows from operating activities:
     Net(Loss)from operations                                $   (466,666)      $   (948,509)
     Items not affecting cash-
         Depreciation                                             162,000            186,436
         Deferred compensation                                     75,000             18,666
         Loss on sale of equipment                                 14,645              1,090
     Payment of deferred compensation                             (33,238)           (12,312)
     Change in:
              Receivables                                        (741,693)          (101,105)
              Inventories                                        (537,603)          (131,699)
              Prepaid Expenses                                     49,818             99,370
              Accounts Payable                                    191,536            354,101
              Accrued Expenses                                    175,905             22,626
                                                             ------------       ------------
                  Net cash used by operating activties         (1,110,296)          (511,336)
                                                             ------------       ------------

Cash flows from investing activities:
     Additions to plant and equipment                            (259,270)          (154,513)
     Additions to cash value of life insurance                    (13,494)           (13,493)
     Proceeds from sale of equipment                               16,134             23,111
                                                             ------------       ------------
                  Net cash used in investing activities          (256,630)          (144,895)
                                                             ------------       ------------

Cash flow from financing activities:
     Repayment of long-term debt                                                     (68,705)
     Borrowing on line of credit                                  600,000            400,000
     Proceeds from bank notes                                                         45,725
                                                             ------------       ------------

                  Net cash used in financing activities           600,000            377,020
                                                             ------------       ------------

Change in cash                                                   (766,926)          (279,211)
Cash at beginning of period                                       808,169            736,031
                                                             ------------       ------------

Cash at end of period                                        $     41,243       $    456,820
                                                             ============       ============

           See Accompanying notes to consolidated financial statements

                            PHOTO CONTROL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

NOTE 2

         Inventories are analyzed as follows:

                                              JUNE 30         DECEMBER 31
                                                1998             1997
                                                ----             ----


                  Raw Materials             $3,126,824        $2,666,732

                  Work in Progress             988,935           492,833

                  Finished Goods               744,447         1,163,038
                                            ----------        ----------

                                            $4,860,206        $4,322,603
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

                            PHOTO CONTROL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Sales for the second quarter ended June 30, 1998 were $3,152,000, an increase of 29.1% from the same quarter in the prior year. Sales for the six months ended June 30, 1998 were $5,099,000, an increase of 8.8% over the same period in the prior year. Lighting sales increased $572,000 for the second quarter and $284,000 for the year to date period, as compared to the same periods in the prior year. In October 1997, the manufacturing of the lighting product line was moved from California to Minnesota. Because of the inefficiencies associated with the move, certain sales backlog was not shipped in 1997 and the first quarter of 1998. However, production exceeded demand in the second quarter and substantially all past due backlog was shipped. The camera product line accounts for an increase in sales of $280,000 for the second quarter and $522,000 for the year to date period, as compared to the same periods in the prior year. A new zoom lens camera was introduced with shipments beginning in June 1997. Because of customers' long lead times for product evaluation, orders of the new zoom lens cameras have progressed at a slower rate than anticipated. However, the sales demand is improving in 1998. Sales of the third product line, printers, decreased by $141,000 for the second quarter and $395,000 for the year to date period, as compared to the same periods in the prior year. The sales trend for the printer line continues to decline because the photographic printer market continues to experience consolidation and excess capacity.

The gross profit margin for the second quarter of 1998 increased to 26.0% from 24.0% in the second quarter of 1997. The gross profit margin for the six months ended June 30, 1998 decreased to 18.8% from 21.1% in the prior year period. The decline for the six months is attributable to the inefficient production of the lighting equipment line as a result of the move from California to Minnesota. However, beginning in the second quarter margins improved, a trend that management expects to continue.

Marketing and administrative expenses decreased as a percentage of sales to 14.1% for the second quarter of 1998 from 30.2% for the second quarter of 1997 and decreased to 19.2% for the first six months of 1998 from 33.3% for the same period in 1997. Marketing and administrative expenses decreased $292,000 for the second quarter of 1998 as compared to the second quarter of 1997 and decreased $581,000 for the first six months of 1998 compared to the same period in 1997. Research, development and engineering expense decreased by $48,000 for the second quarter of 1998 compared to the second quarter of 1997 and decreased by $114,000 for the first six months of 1998 compared to the same period of 1997. The decreases reflect staff reductions as a result of consolidation of operations in Minnesota.

As a result of decreased outstanding debt, interest expense decreased by $4,000 in the second quarter of 1998 compared to the second quarter of 1997 and decreased $13,000 for the first six months of 1998 compared to the same period in 1997.


LIQUIDITY & CAPITAL RESOURCES

Cash decreased $767,000 to $41,000 since December 31, 1997. Operations for the six months ended June 30, 1998 resulted in $1,110,000 of negative cash flow. In addition, $259,000 was spent on capital equipment.

At June 30, 1998 the company had borrowed $600,000 under the line of credit. The Company can borrow up to $1,500,000 under its line of credit. The line is unsecured, at the prime rate of interest and renewed annually in May.

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

ITEM 4.  RESULTS OF VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 7, 1998 the following matters were approved by the Company's stockholders:

         1. Set the number of directors at six (6). The voting results were: 1,361,299 For, 35,275 Against and 8,619 Abstained.

         2. Elected Messrs.Leslie A. Willig and George A. Kiproff to the Board of Directors for a three-year term or until the election and qualification of a respective successor.

                  The voting results were as follows:

                                            FOR           TO WITHHOLD AUTHORITY
                  Leslie A. Willig       1,378,126                27,067
                  George A Kiproff       1,377,970                27,223

                  Messrs.James R. Loomis, John R. Helmen, Thomas J. Cassady, and Joe M. Kilgore are directors of the Company whose terms of office continued after the annual meeting of stockholders.

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
       Date                  C. R. Jackels, Vice President-Finance