Form 10-Q
period 1998-09-30
PHOTO CONTROL CORP
filed 1998-11-05
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



For Quarter Ended September 30, 1998            Commission File Number 0-7475
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


Yes  [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                                Outstanding at October 15, 1998
--------------------------------------------------------------------------------
Common Stock, par value $.08                                    1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            --------------------------



PART I                                                           Page Number
------                                                           -----------

    ITEM 1:   Financial Information

              Consolidated Balance Sheet -
                September 30, 1998 and December 31, 1997              3

              Consolidated Statement of Operations -
                Nine Months and Three Months Ended
                September 30, 1998 and 1997                           4

              Consolidated Statement of Cash Flows -
                Nine Months Ended September 30, 1998 and 1997         5

              Notes to Consolidated Financial
                Statements                                            6

    ITEM 2:   Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                            7


PART II
-------

    ITEM 6:   Exhibits and Reports on Form 8-K                        9

                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                              September 30    December 31
                                                  1998           1997
                                                  ----           ----
                            ASSETS
Current Assets
    Cash                                      $   244,650    $   808,169
    Accounts Receivable                         1,202,874        505,373
    Other Receivables                               2,700          2,700
    Inventories                                 4,190,526      4,322,603
    Prepaid Expenses                               24,351        201,899
                                              -----------    -----------
       Total Current Assets                     5,665,101      5,840,744
                                              -----------    -----------

Investments and Other Assets
    Cash Value of Life Insurance                  280,263        261,966
    Deferred Income Taxes                         160,000        200,000
                                              -----------    -----------
       Total Investments and Other Assets         440,263        461,966
                                              -----------    -----------

Plant and Equipment
    Land and Building                           2,222,371      2,204,871
    Machinery and Equipment                     3,449,523      3,303,719
    Accumulated Depreciation                   (3,797,732)    (3,629,310)
                                              -----------    -----------
       Total Plant and Equipment                1,874,162      1,879,280
                                              -----------    -----------
                                              $ 7,979,526    $ 8,181,990
                                              ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                          $   270,928    $   288,724
    Accrued Payroll and Employee Benefits         369,642        270,214
    Accrued Expenses                              165,394        114,908
                                              -----------    -----------
       Total Current Liabilities                  805,964        673,846
                                              -----------    -----------


Deferred Compensation                             601,210        540,312
                                              -----------    -----------
Stockholders' Equity
    Common Stock                                  128,333        128,333
    Additional Paid-In Capital                  1,393,484      1,393,484
    Retained Earnings                           5,050,535      5,446,015
                                              -----------    -----------
       Total Stockholders' Equity               6,572,352      6,967,832
                                              -----------    -----------
                                              $ 7,979,526    $ 8,181,990
                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)







                                        THREE MONTHS                  NINE MONTHS
                                     ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                     ------------------           -------------------

                                     1998          1997           1998           1997
                                     ----          ----           ----           ----
Net Sales                        $ 3,548,571   $ 3,876,768    $ 8,647,564    $ 8,564,207
Cost of Sales                      2,760,434     3,087,490      6,899,017      6,781,997
                                 -----------   -----------    -----------    -----------
Gross Profit                         788,137       789,278      1,748,547      1,782,210

Expenses
  Marketing & Administrative         440,447       718,625      1,417,474      2,276,795
  Research, Development & Eng        268,727       243,498        708,184        796,763
  Interest                             7,777        22,418         18,369         46,424
                                 -----------   -----------    -----------    -----------
                                     716,951       984,541      2,144,027      3,119,982
                                 -----------   -----------    -----------    -----------

Income(Loss)Before Income Tax         71,186      (195,263)      (395,480)    (1,337,772)

Income Tax Benefit                                                              (194,000)
                                 -----------   -----------    -----------    -----------

Net Income (Loss)                $    71,186   ($  195,263)   ($  395,480)   ($1,143,772)
                                 ===========   ===========    ===========    ===========

Net Income(Loss)Per Common
  Share                          $       .04   $      (.12)   $      (.25)   $      (.71)
                                 ===========   ===========    ===========    ===========







See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)



                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30
                                                         ------------------
                                                         1998           1997
                                                         ----           ----
Cash flows from operating activities:
   Net(Loss)from operations                         ($  395,480)   ($1,143,772)
   Items not affecting cash-
      Depreciation                                      234,000        280,294
      Deferred compensation                             112,500         27,999
      Loss on sale of equipment                          14,645         18,965
   Payment of deferred compensation                     (51,602)       (18,468)
   Change in:
         Receivables                                   (697,501)      (923,510)
         Inventories                                    132,077        522,622
         Prepaid Expenses                               177,548        134,610
         Accounts Payable                               (17,796)       331,042
         Accrued Expenses                               189,914         24,089
                                                    -----------    -----------

            Net cash used by operating activties       (301,695)      (746,129)
                                                    -----------    -----------

Cash flows from investing activities:
   Additions to plant and equipment                    (259,661)      (194,876)
   Additions to cash value of life insurance            (18,297)       (18,296)
   Proceeds from sale of equipment                       16,134         26,087
                                                    -----------    -----------
            Net cash used in investing activities      (261,824)      (187,085)
                                                    -----------    -----------

Cash flow from financing activities:
   Repayment of long-term debt                                         (76,296)
   Borrowing on line of credit                                         600,000
                                                    -----------    -----------
       Net cash provided by financing activities                       523,704
                                                    -----------    -----------
Change in cash                                         (563,519)      (409,510)
Cash at beginning of period                             808,169        736,031
                                                    -----------    -----------
Cash at end of period                               $   244,650    $   326,521
                                                    -----------    -----------



See Accompanying notes to consolidated financial statements

                            PHOTO CONTROL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

NOTE 2

     Inventories are analyzed as follows:

                                     SEPTEMBER 30             DECEMBER 31
                                        1998                     1997
                                        ----                     ----


         Raw Materials              $2,918,184               $2,666,732

         Work in Progress              545,971                  492,833

         Finished Goods                726,371                1,163,038
                                       -------                ---------

                                    $4,190,526               $4,322,603
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

                            PHOTO CONTROL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Sales for the third quarter ended September 30, 1998 were $3,548,000, a decrease of 9.2% from the same quarter in the prior year. Sales for the nine months ended September 30, 1998 were $8,647,000, an increase of 1.0% over the same period in the prior year. Lighting sales decreased $333,000 for the third quarter and $49,000 for the year to date period, as compared to the same periods in the prior year. In October 1997, the manufacturing of the lighting product line was moved from California to Minnesota. Because of the inefficiencies associated with the move, certain sales backlog was not shipped in 1997 and the first quarter of 1998. In the second quarter, production exceeded demand and substantially all past due backlog was shipped. However, in the third quarter both order activity and shipments declined. The camera product line accounts for a decrease in sales of $72,000 for the third quarter and increased $450,000 for the year to date period, as compared to the same periods in the prior year. A new zoom lens camera was introduced with shipments beginning in June 1997. Because of customers' long lead times for product evaluation, orders of the new zoom lens cameras have progressed at a slower rate than anticipated. However, the sales demand is improving in 1998. Sales of the third product line, printers, increased by $77,000 for the third quarter and decreased $318,000 for the year to date period, as compared to the same periods in the prior year. The sales trend for the printer line continues to decline because the photographic printer market continues to experience consolidation and excess capacity.

The gross profit margin for the third quarter of 1998 increased to 22.2% from 20.4% in the third quarter of 1997. The gross profit margin for the nine months ended September 30, 1998 decreased to 20.2% from 20.8% in the prior year period. The decline for the nine months is attributable to the inefficient production of the lighting equipment line as a result of the move from California to Minnesota. However, beginning in the second quarter margins improved, a trend that continued into the third quarter.

Marketing and administrative expenses decreased as a percentage of sales to 12.4% for the third quarter of 1998 from 18.5% for the third quarter of 1997 and decreased to 16.4% for the first nine months of 1998 from 26.6% for the same period in 1997. Marketing and administrative expenses decreased $278,000 for the third quarter of 1998 as compared to the third quarter of 1997 and decreased $859,000 for the first nine months of 1998 compared to the same period in 1997. Research, development and engineering expense increased by $25,000 for the third quarter of 1998 compared to the third quarter of 1997 and decreased by $88,000 for the first nine months of 1998 compared to the same period of 1997. The decreases in the foregoing expenses reflect staff reductions as a result of consolidation of operations in Minnesota.

As a result of decreased outstanding debt, interest expense decreased by $15,000 in the third quarter of 1998 compared to the third quarter of 1997 and decreased $28,000 for the first nine months of 1998 compared to the same period in 1997.

The Company entered an agreement with a major existing customer for the sale of dual ported lens cameras. The dual ported lens camera simultaneously captures both a film and digital image. During the next year, the Company will develop the camera system to specifications in the agreement. It is anticipated that shipments will commence in the fall of 1999 and extend up to 18 months thereafter, totaling $6.3 million.

LIQUIDITY & CAPITAL RESOURCES

Cash decreased $563,000 to $244,000 since December 31, 1997. Operations for the nine months ended September 30, 1998 resulted in $301,000 of negative cash flow. In addition, $259,000 was spent on capital equipment.

At September 30, 1998 there were no borrowings under the line of credit. The Company can borrow up to $1,500,000 under its line of credit which is unsecured, at the prime rate of interest and renewed annually in May.

The Company believes that its cash flow from future operations and available borrowing capacity will be sufficient to finance operations and capital requirements.

YEAR 2000

The Company continues to evaluate and, as necessary, modify or replace portions of its product software and internal business computer systems and software so that it will function properly in the year 2000 and beyond. Generally, the Company's products do not utilize date dependent functions. The Company's business software and systems will be made year 2000 compliant in the normal course of system upgrades planned during 1998 and 1999. The Company expects the year 2000 evaluation and any identified remedial work will be completed by June 30, 1999.

Progress in the year 2000 effort is being monitored by senior management. At this stage, the Company believes that it can address the year 2000 issues under its control to prevent any material impact on its operations, and that the costs associated with the year 2000 efforts will not materially impact financial results. The Company can not guarantee that the Company's vendors and customers can achieve timely year 2000 compliance, which could have an adverse impact on the Company. The Company will develop contingency plans where necessary so that the Company's operations will not be materially affected by the year 2000.

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


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

A.  Exhibits - 27 Financial Data Schedule
B.  Reports on Form 8-K - None

                            PHOTO CONTROL CORPORATION
                                  (Registrant)

November 5, 1998               /s/ J. R. Helmen
------------------           --------------------------------------
       Date                    J.  R. Helmen, President
                               and Chief Executive Officer

November 5, 1998              /s/ C. R. Jackels
------------------           --------------------------------------
       Date                    C.  R. Jackels, Vice President-Finance