Form 10-K405
period 1998-12-31
PHOTO CONTROL CORP
filed 1999-03-16
CIK 78311

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X._  No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 3, 1999 was approximately $2,511,000 based on the closing sale price of the Registrant's Common Stock on such date.

--------------------------------------------------------------------------------
 Number of shares of $0.08 par value Common Stock outstanding at March 3, 1999:
 1,604,163
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement to be dated April 2, 1999 for its Annual Meeting of Shareholders are incorporated by reference into
Part III.

                                     PART I

ITEM 1.  BUSINESS


         (a) General Development of Business.

         Photo Control Corporation (the "Registrant" or the "Company") was organized as a Minnesota corporation in 1959. The Registrant acquired all of the outstanding stock of Norman Enterprises, Inc. ("Norman"), a California corporation, in 1973. In June 1983, the Registrant acquired all of the outstanding stock of Nord Photo Engineering, Inc. ("Nord"), a Minnesota corporation. In October 1997, Norman's manufacturing operations were moved to Minnesota and the land and building in California was sold. In October 1998 the remaining sales and service facility was closed and moved to Minneapolis. Effective January 1, 1998 the Registrant liquidated both subsidiaries and transferred the assets to Photo Control Corporation, the parent company.

         The Registrant designs, manufactures, and markets professional Camerz cameras, long-roll film magazines, photographic accessories, Norman electronic flash equipment, and Nord photographic package printers.

         (b) Financial Information About Industry Segments.

         During the years ended December 31, 1998, 1997, and 1996, the Registrant was engaged in one industry which consisted of designing, manufacturing, and marketing professional photographic equipment.

         (c) Narrative Description of Business.

         (c) (l)(i) Principal Products, Services and Markets. The Registrant designs, manufactures and markets Camerz professional cameras, long-roll film magazines, photographic accessories, Norman electronic flash equipment, and Nord photographic package printers.

         The principal market for the Registrant's Camerz long-roll camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers. The market with respect to the Norman electronic flash equipment is broader, extending to all professional photographers and to experienced amateur photographers. The market for Nord photographic package printers is photographic processing labs which specialize in producing photographic color print packages such as those often produced for weddings and school photography. The geographic market in which the Registrant competes with respect to long-roll camera equipment, flash equipment, and printers consists of the entire United States and, to a lesser extent, some foreign countries.

         The Registrant markets most of its Camerz cameras, film magazines, Norman electronic flash and lighting equipment, and photographic accessories through its five employee salesmen and part-time use of a service employee. Such equipment is marketed primarily under the tradename, "Camerz" and "Norman". The Nord printers are marketed through Bremson, Inc., an unaffiliated professional photographic supplier. It is expected that the sales force will remain at the current level during 1999.

         (c)(1)(ii) New Products and Services. A new product sold to photographic processing labs called the AutoCard was introduced in 1998. The AutoCard electronically scans bar code that is on the film aperture card and order envelope which enables the lab to automatically process the film and order.

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

         The Registrant received U.S. Patents Nos. 5,294,950 on March 15, 1994 and 5,812,895 on September 22, 1998 for an identification system for automated film and order processing including machine and human readable code.

         On July 12, 1994, the U.S. Patent and Trademark Office granted the Registrant patent number 5,329,325 for the Registrant's synchronized zoom electronic camera system.

         The Registrant holds two patents. Patent number 4,213,689 granted July 22, 1980 relates to a camera shutter which is electromagnetically activated and is not currently in production. The Additive Color Lamphouse patent, granted in 1991, United States Patent number 5,032,866, covers a closed loop light intensity feedback control system for regulating the light sources within the lamphouse.

         The Registrant is the owner of the registered trademark, "Camerz," and the logo-type used in connection with the sale of photographic equipment under the name Camerz. Also, the Registrant owns the registered trademarks "Smart System," "Portrait Express," "Nord," "ESP," and a logo-type design referred to as the "Micrometer."

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

         (c)(1)(v) Seasonal Fluctuations. The photographic equipment business, is somewhat seasonal, with a larger volume of sales from March through October.

         (c)(1)(vi) Working Capital Practices. The Registrant believes that its working capital needs are typical to the industry. The nature of the Registrant's business does not require that it provide extended payment terms to customers. The Registrant maintains an inventory of raw material and finished products and permits customers to return only defective merchandise.

         (c)(1)(vii) Single Customer. During the years ended December 31, 1998, 1997 and 1996, the company derived 15.1%, 8.4% and 14.3%, respectively, of its sales from one unaffiliated customer, Lifetouch Inc. and its affiliates. During the year ended December 31, 1998, 1997 and 1996, 5.7%, 13.3% and 11.0%,
respectively, of its sales were from another unaffiliated customer, CPI Corp.

         (c)(1)(viii) Backlog. The dollar amount of backlog believed by the Registrant to be firm at the years ended December 31, 1998, 1997 and 1996, is $6,399,000, $1,078,000 and $633,000, respectively. The Registrant anticipates that it will be able to fill all current backlog orders during the fiscal year ending December 31, 1999 except for $4,704,000 which is scheduled for shipment in 2000 at the customer's request.

         (c)(1)(ix) Government Contracts. No material portion of the Registrant's business is subject to renegotiation of profits or termination of any contract or subcontract at the election of the Government.

         (c)(1)(x) Competition. Primary methods of competition for the Company's products are product performance, reliability, service, and delivery. The Registrant's two primary competitors with respect to such equipment are Lucht, Inc., which sells photographic printers, and Beattie Systems, Inc., which sells long-roll cameras. Because of varying product lines, the Registrant is unable to state accurately its competitive position in relation to such competitors. In the somewhat broader market in which the Norman professional studio electronic flash equipment competes, there are approximately fourteen significant competitors, several of which are well established. The Registrant is unable to state accurately Norman's overall competitive position in relation to such competitors. Norman's dominant competitors are Broncolor, Dynalite, White Lighting, Photogenic, and Speed-O-Tron.

         (c)(1)(xi) Research and Development. For the years ended December 31, 1998, 1997 and 1996, the Registrant spent $957,000, $1,056,000 and $1,108,000, respectively, on research activities relating to the development of new products, services, and production engineering. The Company intends to maintain its level of spending on research and development.

         (c)(1)(xii) Environmental Regulation. Federal, state and local laws and regulations with respect to the environment have had no material effect on the Registrant's capital expenditures, earnings, or respective competitive positions.

         (c)(1)(xiii) Employees. As of December 31, 1998, the Registrant had 92 full time employees and 3 part time employees. The Registrant utilizes subcontract personnel on a temporary basis to supplement its regular work force which totaled 9 people as of December 31, 1998.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Registrant has no operations based outside of the United States. During each of the last three years ended December 31, 1998, slightly more than 5% of the Registrant's consolidated sales were derived from export sales.


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

         A 5,000 square foot building in Hinckley, Minnesota, on one acre of land is leased to a retail organization which has an option to purchase at various points during a five year lease. Prior to 1996, the building housed the optical manufacturing which was moved to Minneapolis.

         The Registrant leases a four thousand square foot building in Burbank which housed a service and sales department. The facility was closed in October 1998 and the activities moved to Minnesota. The building is now sublet to a third party for the remainder of the lease term.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the Registrant's quarter ending December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND
PRESENT POSITION OF OFFICER                  BUSINESS EXPERIENCE
---------------------------                  -------------------

John R. Helmen, 58                          Mr. Helmen has been President of the Registrant since April 1997. In August
                                            1997, the Board of Directors appointed him CEO and a director of the Registrant.
Chief Executive Officer                     Mr. Helmen was employed by Supra Color Labs, Inc. as Vice President, Director of
and President                               Sales and Marketing from 1977 through 1979, President from 1979 through 1993, and General Manager after the sale of Supra Color to Burrel Professional Labs in
                                            1993.

Curtis R. Jackels, 52                       Mr. Jackels has been Vice President-Treasurer of the Registrant since August
                                            1985 and Treasurer since November 1980. Mr. Jackels was controller from June
Vice President -                            1978 to November 1980. Prior to June, 1978, Mr. Jackels was employed by two
Finance                                     public accounting firms. Mr. Jackels is a certified public accountant and has a
                                            Master of Business Administration degree from the University of Wisconsin.


Mark J. Simonett, 42                        Mr. Simonett has served as the Registrant's General Counsel and Personnel
                                            Director since September 1992, as Secretary since May 1993, and as Vice
Vice President and                          President since May 1998.
Secretary




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

                                     PART II

The information required by Items 5, 6, 7 and 8 of Part II is incorporated herein by reference to the sections labeled "Stock Market Information," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes and the Independent Auditor's Report which appear in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998. With respect to Item 9, no change of accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure has occurred.

                                    PART III

Items 10, 11, 12 and 13 of Part III, except for certain information relating to Executive Officers included in Part I, are omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 1998, a definitive proxy statement containing information pursuant to Regulation l4A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

         (a) Documents filed as Part of this Report.

         (a)(l) Financial Statements.

                                                                            Page
                                                                            ----

Independent Auditor's Report.............................................     *

Statements of Opera-
tions for the years ended
December 31, 1998, 1997 and 1996.........................................     *

Statements of Changes
in Stockholders' Equity for the
years ended December 31, 1998, 1997
and 1996, ...............................................................     *

Balance Sheets at December
31, 1998 and 1997........................................................     *

Statements of Cash Flows
for the years ended December 31,
1998, 1997 and 1996......................................................     *

-------------------------------
*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, a copy of which is included in this Form 10-K as Exhibit 13.

                                                                            Page
                                                                            ----

Notes to Consolidated Financial
Statements ...............................................................    *


         (a)(2) Consolidated Financial Statement Schedules.

Auditor's Consent and Report on Schedules.................................    9


Schedule VIII -  Valuation and Qualifying Accounts
                 for the years ended December 31, 1998, 1997
                 and 1996.................................................   10


All other schedules have been omitted because they are not applicable or are not required, or because the required information has been given in the Consolidated Financial Statements or notes thereto.

         (a)(3)   Exhibits.  See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1998 fiscal year.

         (c)      Exhibits.  Reference made to item 14 (A)(3)

         (d)      Schedules.  Reference made to item 14 (A)(2)

-------------------------------
*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, a copy of which is included in this Form 10-K as Exhibit 13.

                    AUDITOR'S CONSENT AND REPORT ON SCHEDULES



Board of Directors and
Stockholders
Photo Control Corporation



We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Photo Control Corporation for the year ended December 31, 1998 of our report, dated January 26, 1999, appearing in the Company's 1998 Annual Report to Shareholders. We also consent to the incorporation by reference of such report in the registration statements on Form S-8 for the Photo Control Stock Option Plan.

In the course of our audit of the financial statements referred to in our report, dated January 26, 1999, included in the Company's 1998 Annual Report to Shareholders, we also audited the supporting schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, the schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        VIRCHOW, KRAUSE & COMPANY, LLP



January 26, 1999
Minneapolis, Minnesota

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

YEAR ENDED DECEMBER 31, 1998

    Allowance for Doubtful
    Accounts                             $   95,000    $   12,810    $     1,985(a)     $ (69,795)(d)    $   40,000
                                         ==========    ==========    ===========        =========        ==========

    Allowance for Inventory
    Obsolescence                         $1,150,000    $  208,110    $   138,000(e)     $ (34,110)(c)    $1,462,000
                                         ==========    ==========    ===========        =========        ==========

YEAR ENDED DECEMBER 31, 1997

    Allowance for Doubtful
    Accounts                             $   92,000    $   46,948    $        52(a)     $ (44,000)(b)    $   95,000
                                         ==========    ==========    ===========        =========        ==========

    Allowance  for Inventory
    Obsolescence                         $  536,774    $1,381,332                       $(768,106)(c)    $1,150,000
                                         ==========    ==========    ===========        =========        ==========

YEAR ENDED DECEMBER 31, 1996

    Allowance for Doubtful
    Accounts                             $  153,000    $   18,434    $     1,710(a)     $ (81,144)(b)    $   92,000
                                         ==========    ==========    ===========        =========        ==========

    Allowance for Inventory
    Obsolescence                         $  621,000    $  191,000                       $(275,226)(c)    $  536,774
                                         ==========    ==========    ===========        =========        ==========

(a)  Recoveries of amounts written off in prior years.

(b)  Uncollectible accounts written off.

(c)  Inventory Disposed

(d) $14,795 is uncollectable accounts written off and $55,000 is a transfer to the Allowance for Inventory Obsolescence reserve.

(e) Transfer of $55,000 from allowance for doubtful accounts and recovery of $83,000 of inventory previously written off but not disposed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PHOTO CONTROL CORPORATION

Date: March 12, 1999                   By/s/John R. Helmen
                                       John R. Helmen
                                       Chief Executive Officer,
                                       President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 1999                   /s/John R. Helmen
                                       John R. Helmen, Chief Executive Officer,
                                       President and Director
                                       (principal executive officer)


Date: March 12, 1999                   /s/ Leslie A. Willig
                                       Leslie A. Willig, Director


Date: March 12, 1999                   /s/ Curtis R. Jackels
                                       Curtis R. Jackels, Vice President
                                       and Treasurer (principal financial and
                                       principal accounting officer)


Date: March 12, 1999                   /s/ George A. Kiproff
                                       George A. Kiproff, Director


Date: March 12, 1999                   /s/ James R. Loomis
                                       James R. Loomis, Director


Date: March 12, 1999                   /s/ Thomas J. Cassady
                                       Thomas J. Cassady, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
    ------------------------------------------------------------------------

                            PHOTO CONTROL CORPORATION

                           COMMISSION FILE NO.: 0-7475
    ------------------------------------------------------------------------

                            E X H I B I T   I N D E X
                                       FOR
                   FORM 10-K FOR YEAR ENDED DECEMBER 31, 1999

                                                                               Page Number
                                                                               in Sequential
                                                                               Numbering
                                                                               of all Form
                                                                               10-K and
                                                                               Exhibit Pages
EXHIBIT                                                                        -------------
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

10.7    Amendment to Stock Option Plan, November 7, 1997.                            *
                                                                                     **

11      Statement re computation of per share earnings                               14

13      Report to Shareholders for the year
        ended December 31, 1998                                                15 to 29

23      Consent of Independent Auditors                                              30

25      Power of Attorney from Messrs. Willig, Jackels, Kiproff,                     31
        Loomis, Helmen and Cassady

27      Financial Data Schedule                                                      32


*  Incorporated by reference

** Indicates management contracts or compensation plans or arrangements required to be filed as exhibits.