Form 10-Q
period 1999-03-31
PHOTO CONTROL CORP
filed 1999-05-04
CIK 78311

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934

For Quarter Ended March 31, 1999             Commission File Number 0-7475
--------------------------------             -----------------------------

                            PHOTO CONTROL CORPORATION
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  Minnesota                              41-0831186
                  ---------                              ----------
      (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)               Identification No.)


4800 Quebec Avenue North, Minneapolis, Minnesota             55428
------------------------------------------------           ----------
    (Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number  (612)  537-3601
                              ----------------

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


            Class                         Outstanding at April 19, 1999
----------------------------              -----------------------------
Common Stock, par value $.08                    1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            -------------------------



PART I    Financial Information                                   Page Number
------                                                            -----------

     Item 1:   Financial Statements

               Consolidated Balance Sheet -
                 March 31, 1999 and December 31, 1998                   3

               Consolidated Statement of Operations
                 Three Months Ended March 31, 1999 and 1998             4

               Consolidated Statement of Cash Flows -
                 Three Months Ended March 31, 1999 and 1998             5

               Notes to Consolidated Financial
                 Statements                                             6

     Item 2:   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                             7


PART II   Other Information
-------

     Item 2:   Changes in Securities                                    9

     Item 6:   Exhibits and Reports on Form 8-K                         9

                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                March 31        December 31
                                                  1999             1998
                                                  ----             ----

                                     ASSETS
                                     ------
Current Assets
--------------
  Cash                                         $   360,782     $   731,426
  Accounts Receivable                              586,242         338,893
  Inventories                                    4,376,023       4,114,655
  Prepaid Expenses                                   8,000          65,645
                                               -----------     -----------
         Total Current Assets                    5,331,047       5,250,619
                                               -----------     -----------

Other Assets
------------
  Cash Value of Life Insurance                     293,757         285,066
  Deferred Income Taxes                            160,000         160,000
                                               -----------     -----------
         Total Investments and other Assets        453,757         445,066
                                               -----------     -----------

Plant and Equipment
-------------------
  Land and Building                              2,222,350       2,222,350
  Machinery and Equipment                        3,409,437       3,428,283
  Accumulated Depreciation                      (3,940,454)     (3,893,387)
                                               -----------     -----------
         Total Plant and Equipment               1,691,333       1,757,246
                                               -----------     -----------
                                               $ 7,476,137     $ 7,452,931
                                               ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
-------------------
  Accounts Payable                             $   273,716     $   103,908
  Accrued Payroll and Employee Benefits            153,001         137,378
  Accrued Expenses                                 255,754         238,834
  Customer Deposit                                 406,250         406,250
                                               -----------     -----------
         Total Current Liabilities               1,088,721         886,370
                                               -----------     -----------

Other Accrued Expense                              636,780         615,899
---------------------                          -----------     -----------

Stockholders' Equity
--------------------
  Common Stock                                     128,333         128,333
  Additional Paid-In Capital                     1,393,484       1,393,484
  Retained Earnings                              4,228,819       4,428,845
                                               -----------     -----------
         Total Stockholders' Equity              5,750,636       5,950,662
                                               -----------     -----------
                                               $ 7,476,137     $ 7,452,931
                                               ===========     ===========


See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                 THREE MONTHS ENDED MARCH 31
                                 ---------------------------
                                     1999            1998
                                     ----            ----

Net Sales                        $ 1,829,552     $ 1,947,046
Cost of Sales                      1,353,717       1,807,289
                                 -----------     -----------
Gross Profit                         475,835         139,757

Expenses
 Marketing and Administrative        499,571         531,949
 Research, Development & Eng.        176,290         230,616
                                 -----------     -----------
                                     675,861         762,565

Net Loss                         $  (200,026)    $  (622,808)
                                 ===========     ===========


Net Loss Per Common Share        $      (.12)    $      (.39)
                                 ===========     ===========


See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                        March 31
                                                        --------
                                                   1999          1998
                                                   ----          ----
Cash flows from operating activities:
     Net Loss from operations                   $(200,026)    $(622,808)
     Items not affecting cash-
         Depreciation                              72,000        78,000
         Deferred compensation                     37,500        37,500
         Loss on sale of assets                                   6,153
     Payment of deferred compensation             (16,620)      (16,619)
     Change in:
         Receivables                             (247,349)      103,201
         Inventories                             (261,368)     (409,755)
         Prepaid expenses                          57,645        66,257
         Accounts payable                         169,808       299,290
         Accrued expenses                          32,544        97,618
                                                ---------     ---------

                  Net cash used in operating
                  expenses                       (355,866)     (361,163)
                                                ---------     ---------

Cash flows from investing activities:
     Additions to plant and equipment              (6,087)     (175,761)
     Proceeds from sale of equipment                              9,134
     Additions to cash value of life
     insurance                                     (8,691)       (8,691)
                                                ---------     ---------

                  Net cash used in investing
                  activities:                     (14,778)     (175,318)
                                                ---------     ---------

Change in cash                                   (370,644)     (536,481)
Cash at beginning of period                       731,426       808,169
                                                ---------     ---------

Cash at end of period                           $ 360,782     $ 271,688
                                                =========     =========


See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


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

NOTE 2

         Inventories are analyzed as follows:

                                                 March 31         December 31
                                                   1999              1998
                                                   ----              ----
                  Raw Materials                 $4,290,772        $4,261,234

                  Work in Progress                 469,815           172,227

                  Finished Goods                 1,122,436         1,143,194

                  Reserve for Obsolescence      (1,507,000)       (1,462,000)
                                                ----------        ----------

                                                $4,376,023        $4,114,655
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

                            PHOTO CONTROL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATIONS

Sales for the first quarter ended March 31, 1999, were $1,829,000, a decrease of 6.0% and $118,000 from the first quarter in 1998. The camera product line sales decreased $183,000, the printer product line sales decreased $101,000 and the flash equipment product line sales increased $166,000. The decline in camera product line sales is primarily attributable to decreased ZIII camera sales. Because of market saturation and technological change the market for printer products continues to decline. An increase in OEM orders accounted for the sales increase of $166,000 in the flash equipment product line.

The Company entered an agreement with a major existing customer for the sale of dual ported lens cameras. The dual ported lens camera simultaneously captures both a film and digital image. The Company is presently developing the camera to specifications in the agreement. It is anticipated that shipments will commence in December of 1999 and extend up to 18 months thereafter, totaling $6.3 million.

Under an agreement with Eastman Kodak Company, the Company will manufacture, sell and service the new Kodak Professional Dual Capture Imaging System. The system was developed by Kodak Professional, incorporating a beam splitter, video camera and personal computer components. It generates a digital image file simultaneous with the capture of a film image using the customer's traditional film camera. The digital image file is used for immediate point-of-sale presentation to the customer and printing of record images with an order summary. Shipments of these systems are expected to commence in the second quarter of 1999. The Dual Capture Imaging System is currently in pre-production testing.

The gross profit margin for the first quarter of 1999 increased to 26.0% compared to 7.2% from the first quarter of 1998. Gross margin increased in all three product lines primarily because the flash equipment product line, which was moved from California to Minnesota, is now fully integrated. Also, gross margin varies depending upon the product mix of sales. Management continues to expect that the margins for the year 1999 will be approximately 26%.

Research, development and engineering expenses decreased by $54,000 for the first quarter of 1999 compared to the first quarter of 1998 and marketing and administrative expenses decreased $32,000. These expense decreases reflect staff reductions as a result of a focus on products which already have market penetration and can be effectively sold through the existing distribution network.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $370,000 to $360,000 since December 31, 1998. Operations for the quarter resulted in $355,000 of negative cash flow. At March 31, 1999 there was no bank borrowing and the Company had $1,500,000 available under its line of credit.

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


Year 2000 Disclosure

The Company continues to evaluate and, as necessary, modify or replace portions of its product software and internal business computer systems and software so that they will function properly in the year 2000 and beyond. Generally, the Company's products do not utilize date dependent functions. Testing is being performed on those products which do incorporate date functions. The Company's business software and systems will be made year 2000 compliant in the normal course system upgrades planned in 1999. The Company's integrated manufacturing and accounting software and the associated hardware and operating system software have been upgraded to achieve year 2000 compliance. The Company's networked computers, network server and associated business and technical software are in the process of being upgraded. The Company expects the year 2000 evaluation and any identified remedial work will be completed by June 30, 1999.

Progress in the year 2000 effort is being monitored by senior management. At this stage, the Company believes that it can address the year 2000 issues under its control to prevent any material impact on its operations, and that the costs associated with the year 2000 efforts will not materially impact financial results. The Company can not guarantee that the Company's vendors and customers can achieve timely year 2000 compliance, which could have an adverse impact on the Company. Critical vendors of supplies and services are being contacted to assess their state of compliance and the potential impacts, if any, on the Company's operations. The Company will develop contingency plans where necessary so that the Company's operations will not be materially affected by the year 2000.


ITEM 2.  Changes in Securities

                                 Common Stock
                            ---------------------     Additional
                            Number of                   Paid In     Retained
                             Shares        Amount       Capital     Earnings
                            ---------      ------     ----------    --------

Balance at
    December 31, 1998       1,604,163     $128,333    $1,393,484   $4,428,845

Net Loss                                                             (200,026)
                            ---------     --------    ----------   ----------

Balance at
    March 31, 1999          1,604,163     $128,333    $1,393,484   $4,228,819
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
       Date                     C.R. Jackels, Vice President-Finance