Form 10-Q
period 1999-06-30
PHOTO CONTROL CORP
filed 1999-07-29
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934



For Quarter Ended June 30, 1999                    Commission File Number 0-7475
-------------------------------                    -----------------------------


                            PHOTO CONTROL CORPORATION
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)


Minnesota                                                   41-0831186
---------                                                   ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


4800 Quebec Avenue North, Minneapolis, Minnesota                     55428
------------------------------------------------                     -----
  (Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number  (612) 537-3601
                               --------------

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


Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Class                                          Outstanding at July 15, 1999
---------------------------------------             ----------------------------
Common Stock, par value $.08                                1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                             ------------------------




PART I                                                               Page Number
------                                                               -----------

     ITEM 1:  Financial Information

               Consolidated Balance Sheet -
                 June 30, 1999 and December 31, 1998                       3

               Consolidated Statement of Operations -
                 Six Months and Three Months Ended
                 June 30, 1999 and 1998                                    4

               Consolidated Statement of Cash Flows -
                 Six Months Ended June 30, 1999 and 1998                   5

               Notes to Consolidated Financial
                 Statements                                                6

     ITEM 2:   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                7


PART II
-------

     ITEM 4:  Results of Vote of Security Holders                          10

     ITEM 6:  Exhibits and Reports on Form 8-K                             10

                            PHOTO CONTROL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                    JUNE 30       DECEMBER 31
                                                      1999            1998
                                                      ----            ----
          ASSETS
          ------
Current Assets
--------------
    Cash                                          $   411,706     $   731,426
    Accounts Receivable                               844,423         338,893
    Inventories                                     4,721,141       4,114,655
    Prepaid Expenses                                   15,881          65,645
                                                  -----------     -----------
            Total Current Assets                    5,993,151       5,250,619
                                                  -----------     -----------

Other Assets
------------
    Cash Value of Life Insurance                      298,560         285,066
    Deferred Income Taxes                             160,000         160,000
                                                  -----------     -----------
            Total Investments and Other Assets        458,560         445,066
                                                  -----------     -----------

Plant and Equipment
-------------------
    Land and Building                               2,145,980       2,222,350
    Machinery and Equipment                         3,144,679       3,428,283
    Accumulated Depreciation                       (3,706,085)     (3,893,387)
                                                  -----------     -----------
            Total Plant and Equipment               1,584,574       1,757,246
                                                  -----------     -----------
                                                  $ 8,036,285     $ 7,452,931
                                                  ===========     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities
-------------------
    Accounts Payable                                  537,707         103,908
    Accrued Payroll and Employee Benefits             169,150         137,378
    Accrued Expenses                                  231,658         238,834
     Customer Deposit                                 406,250         406,250
                                                  -----------     -----------
            Total Current Liabilities               1,344,765         886,370
                                                  -----------     -----------

Deferred Compensation                                 657,661         615,899
---------------------                             -----------     -----------

Stockholders' Equity
--------------------
    Common Stock                                      128,333         128,333
    Additional Paid-In Capital                      1,393,484       1,393,484
    Retained Earnings                               4,512,042       4,428,845
                                                  -----------     -----------
            Total Stockholders' Equity              6,033,859       5,950,662
                                                  -----------     -----------
                                                  $ 8,036,285     $ 7,452,931
                                                  ===========     ===========


                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                          THREE MONTHS                   SIX MONTHS
                                          ENDED JUNE 30                 ENDED JUNE 30
                                          -------------                 -------------

                                       1999           1998           1999           1998
                                       ----           ----           ----           ----
Net Sales                          $ 2,744,327    $ 3,151,947    $ 4,573,879    $ 5,098,993
Cost of Sales                        1,881,113      2,331,294      3,234,830      4,138,583
                                   -----------    -----------    -----------    -----------
  Gross Profit                         863,214        820,653      1,339,049        960,410

Expenses
    Marketing & Administrative         425,089        445,078        924,660        977,027
    Research, Development & Eng        154,901        208,841        331,191        439,457
    Interest                                           10,592                        10,592
                                   -----------    -----------    -----------    -----------
                                       579,990        664,511      1,255,851      1,427,076
                                   -----------    -----------    -----------    -----------

Net Income(Loss)                   $   283,224    $   156,142    $    83,198    $  (466,666)
                                   ===========    ===========    ===========    ===========


Net Income(Loss)Per Common
  Share                            $       .17    $       .10    $       .05    $      (.29)
                                   ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                         SIX MONTHS
                                                                        ENDED JUNE 30
                                                                        -------------

                                                                     1999            1998
                                                                     ----            ----
Cash flows from operating activities:
      Net(Loss)from operations                                   $    83,198     $  (466,666)
      Items not affecting cash-
            Depreciation                                             144,000         162,000
            Deferred compensation                                     75,000          75,000
            Loss on sale of equipment                                 36,600          14,645
      Payment of deferred compensation                               (33,238)        (33,238)
      Change in:
                  Receivables                                       (505,530)       (741,693)
                  Inventories                                       (606,486)       (537,603)
                  Prepaid Expenses                                    49,764          49,818
                  Accounts Payable                                   433,798         191,536
                  Accrued Expenses                                    24,596         175,905
                                                                 -----------     -----------
                        Net cash used by operating activities       (298,298)     (1,110,296)
                                                                 -----------     -----------

Cash flows from investing activities:
      Additions to plant and equipment                                (7,928)       (259,270)
      Additions to cash value of life insurance                      (13,494)        (13,494)
      Proceeds from sale of equipment                                                 16,134
                                                                 -----------     -----------
                        Net cash used in investing activities        (21,422)       (256,630)
                                                                 -----------     -----------

Cash flow from financing activities:
      Borrowing on line of credit                                                    600,000
                                                                 -----------     -----------
                        Net cash used in financing activities                        600,000
                                                                 -----------     -----------

Change in cash                                                      (319,720)       (766,926)
Cash at beginning of period                                          731,426         808,169
                                                                 -----------     -----------

Cash at end of period                                            $   411,706     $    41,243
                                                                 ===========     ===========


           See Accompanying notes to consolidated financial statements

                            PHOTO CONTROL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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

NOTE 2

     Inventories are analyzed as follows:

                                      JUNE 30       DECEMBER 31
                                       1999             1998
                                        ---             ----


        Raw Materials               $ 4,303,408     $ 4,261,234

        Work in Progress                487,094         172,227

        Finished Goods                1,482,639       1,143,194

        Reserve for Obsolescence    $(1,552,000)    $(1,462,000)
                                    -----------     -----------

                                      4,721,141     $ 4,114,655
                                    ===========     ===========

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

                            PHOTO CONTROL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Sales for the second quarter ended June 30, 1999 were $2,744,000, a decrease of 13.0% from the same quarter in the prior year. Sales for the six months ended June 30, 1999 were $4,574,000, a decrease of 10.3% over the same period in the prior year. Lighting sales increased $23,000 for the second quarter and $189,000 for the year to date period, as compared to the same periods in the prior year. An increase in orders from large customers accounted for the sales increases in the lighting product line. The camera product line accounts for a decrease in sales of $99,000 for the second quarter and $281,000 for the year to date period, as compared to the same periods in the prior year. The decline in camera product line sales is primarily attributable to decreased ZIII model camera sales. Sales of the third product line, printers, decreased by $332,000 for the second quarter and $433,000 for the year to date period, as compared to the same periods in the prior year. The sales trend for the printer line continues to decline because the photographic printer market continues to experience consolidation and excess capacity.

The Company has entered into an agreement with a major existing customer for the sale of dual ported lens cameras. The dual ported lens camera simultaneously captures both a film and digital image. The Company is presently developing the camera to specifications in the agreement. It is anticipated that shipments will commence in December of 1999 and extend up to 18 months thereafter, totaling $6.3 million.

Under an agreement with Eastman Kodak Company, the Company will manufacture, sell and service the new Kodak Professional Dual Capture Imaging System. The system was developed by Kodak Professional, incorporating a beam splitter, video camera and personal computer components. It generates a digital image file simultaneous with the capture of a film image using the customer's traditional film camera. The digital image file is used for immediate point-of-sale presentation to the customer and printing of record images with an order summary. Shipments of these systems are expected to commence in the third quarter of 1999. The Dual Capture Imaging System is currently in field testing.

The gross profit margin for the second quarter of 1999 increased to 31.4% from 26.0% in the second quarter of 1998. The gross profit margin for the six months ended June 30, 1998 increased to 29.3% from 18.8% in the prior year period. Gross margin increased in the lighting and camera product lines. The lighting line, which was moved from California to Minnesota is now fully integrated. The improvement in the camera line gross margin reflects improved operating efficiencies. Because of the significant volume decline in the printer line, its gross margin is decreasing. Gross margin varies depending upon the product mix of sales. Management expects that the margins for the year 1999 will be approximately 26%.

Marketing and administrative expenses increased as a percentage of sales to 15.5% for the second quarter of 1999 from 14.1% for the second quarter of 1998 and increased to 20.2% for the first six months of 1999 from 19.2% for the same period in 1998. Marketing and administrative expenses decreased $20,000 for the second quarter of 1999 as compared to the second quarter of 1998 and decreased $52,000 for the first six months of 1999 compared to the same period in 1998. Research, development and engineering expense decreased by $54,000 for the second quarter of 1999 compared to the second quarter of 1998 and decreased by $108,000 for the first six months of 1999 compared to the same period of 1997. The decreases reflect staff reductions as a result of consolidation of operations in Minnesota.

As a result of no outstanding debt, there is no interest expense in 1999 compared to $10,000 in the second quarter of 1999 and compared to first six months of 1998.


LIQUIDITY & CAPITAL RESOURCES

Cash decreased by $320,000 to $411,000 since December 31, 1998. Operations for the six months ended June 30, 1999 resulted in $298,000 of negative cash flow.

At June 30, 1999 there is no borrowing under the line of credit. The Company can borrow up to $1,000,000 under its line of credit. The line is unsecured, at the prime rate of interest and renewed annually in May.

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

YEAR 2000 DISCLOSURE

The Company has nearly completed its evaluation and necessary modifications or replacement of its internal business computer systems and software so that they will function properly in the year 2000 and beyond. The Company's business software and systems will be made year 2000 compliant in the normal course system upgrades planned in 1999. The Company's integrated manufacturing and accounting software and the associated hardware and operating system software have been upgraded to achieve year 2000 compliance. The Company's networked computers, network server and associated business and technical software are in the process of being upgraded. The Company expects the year 2000 remedial work will be completed by August 31, 1999.

Generally, the Company's products do not utilize date dependent functions. Testing is being performed on those products which do incorporate date functions. The Company is in the process of contacting and providing services to customers to assist them in achieving year 2000 compliance with possibly affected equipment.

Progress in the year 2000 effort is being monitored by senior management. At this stage, the Company believes that it can address the year 2000 issues under its control to prevent any material impact on its operations, and that the costs associated with the year 2000 efforts will not materially impact financial results. The Company can not guarantee that the Company's vendors and customers can achieve timely year 2000 compliance, which could have an adverse impact on the Company. Critical vendors of supplies and services are being contacted to assess their state of compliance and the potential impacts, if any, on the Company's operations. The Company will implement contingency plans where necessary so that the Company's operations will not be materially affected by the year 2000.

ITEM 4. RESULTS OF VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 13, 1999 the following matters were approved by the Company's stockholders:

     1.   Set the number of directors at five (5). The voting results were:
          1,265,348 For, 51,331 Against and 8,165 Abstained.

     2. Elected Mr. Thomas J. Cassady to the Board of Directors for a three-year term or until the election and qualification of a respective successor.

          The voting results were as follows:

                                  FOR            TO WITHHOLD AUTHORITY
          Thomas J Cassady     1,273,889                 50,955

          Messrs. James R. Loomis, John R. Helmen and Leslie A. Willig are directors of the Company whose terms of office continued after the annual meeting of stockholders.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

A.  Exhibits - 27 Financial Data Schedule
B.  Reports on Form 8-K - None

                             PHOTO CONTROL CORPORATION
                             -------------------------
                                    (Registrant)


----------------             ---------------------------------------------------
      Date                   J. R. Helmen, President and Chief Executive Officer


----------------             ---------------------------------------------------
      Date                   C. R. Jackels, Vice President-Finance