Form 10-Q
period 1999-09-30
PHOTO CONTROL CORP
filed 1999-11-03
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934



For Quarter Ended September 30, 1999        Commission File Number 0-7475
------------------------------------        -----------------------------


                            PHOTO CONTROL CORPORATION
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)


Minnesota                                                    41-0831186
---------                                                    ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


4800 Quebec Avenue North, Minneapolis, Minnesota           55428
------------------------------------------------           -----
  (Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number  (612)  537-3601
                               ---------------

-------------------------------------------------------------------------------
    (Former name, former address, and former fiscal year if changes since last report.)


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

         Class                              Outstanding at October 15, 1999
-------------------------------------------------------------------------------
Common Stock, par value $.08                               1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            -------------------------



PART I                                                                                   Page Number
------                                                                                   -----------

          ITEM 1:        Financial Information

                           Consolidated Balance Sheet -
                             September 30, 1999 and December 31, 1998                        3

                           Consolidated Statement of Operations -
                             Nine Months and Three Months Ended
                             September 30, 1999 and 1998                                     4

                           Consolidated Statement of Cash Flows -
                             Nine Months Ended September 30, 1999 and 1998                   5

                           Notes to Consolidated Financial
                             Statements                                                      6

         ITEM 2:           Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                      7


PART II
-------

         ITEM 6:           Exhibits and Reports on Form 8-K                                  9

                            PHOTO CONTROL CORPORATION
                            -------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)

                                                                             SEPTEMBER 30                     DECEMBER 31
                                                                                 1999                            1998
                                                                                 ----                            ----
                     ASSETS
                     ------
Current Assets
   Cash                                                                      $ 1,268,221                      $   731,426
   Accounts Receivable                                                           733,018                          338,893
   Inventories                                                                 4,040,770                        4,114,655
   Prepaid Expenses                                                               25,667                           65,645
                                                                             -----------                      -----------
         Total Current Assets                                                  6,067,676                        5,250,619
                                                                             -----------                      -----------

Other Assets
   Cash Value of Life Insurance                                                  303,363                          285,066
   Deferred Income Taxes                                                         160,000                          160,000
                                                                             -----------                      -----------
         Total Other Assets                                                      463,363                          445,066
                                                                             -----------                      -----------

Plant and Equipment
   Land and Building                                                           2,146,648                        2,222,350
   Machinery and Equipment                                                     3,142,466                        3,428,283
   Accumulated Depreciation                                                   (3,766,875)                      (3,893,387)
                                                                             -----------                      -----------
         Total Plant and Equipment                                             1,522,239                        1,757,246
                                                                             -----------                      -----------
                                                                             $ 8,053,278                      $ 7,452,931
                                                                             ===========                      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities
   Accounts Payable                                                          $   262,842                      $   103,908
   Accrued Payroll and Employee Benefits                                         169,556                          137,378
   Accrued Expenses                                                              239,854                          238,834
   Customer Deposit                                                              406,250                          406,250
                                                                             -----------                      -----------
         Total Current Liabilities                                             1,078,502                          886,370
                                                                             -----------                      -----------


Deferred Compensation                                                            676,798                          615,899
                                                                             -----------                      -----------

Stockholders' Equity
   Common Stock                                                                  128,333                          128,333
   Additional Paid-In Capital                                                  1,393,484                        1,393,484
   Retained Earnings                                                           4,776,161                        4,428,845
                                                                             -----------                      -----------
         Total Stockholders' Equity                                            6,297,978                        5,950,662
                                                                             -----------                      -----------
                                                                             $ 8,053,278                      $ 7,452,931
                                                                             ===========                      ===========

          See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION
                            -------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)







                                                                    THREE MONTHS                           NINE MONTHS
                                                              ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                                              ------------------                    ------------------

                                                             1999               1998                  1999           1998
                                                             ----               ----                  ----           ----

Net Sales                                                  $2,963,156       $3,548,571            $7,537,035     $8,647,564
Cost of Sales                                               2,127,361        2,760,434             5,362,191      6,899,017
                                                           ----------       ----------            ----------     ----------

Gross Profit                                                  835,795          788,137             2,174,844      1,748,547


Expenses
   Marketing & Administrative                                 424,659          440,447             1,349,319      1,417,474
   Research, Development & Eng                                147,018          268,727               478,209        708,184
   Interest                                                                      7,777                               18,369
                                                           ----------       ----------            ----------     ----------
                                                              571,677          716,951             1,827,528      2,144,027
                                                           ----------       ----------            ----------     ----------

Net Income(Loss)                                           $  264,118       $   71,186            $  347,316     $ (395,480)
                                                           ==========       ==========            ==========     ==========

Net Income(Loss)Per Common
  Share                                                    $      .17       $      .04            $      .22     $     (.25)
                                                           ==========       ==========            ==========     ==========





          See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION
                            -------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                   (Unaudited)



                                                                                                      NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30
                                                                                                   ------------------

                                                                                                  1999                1998
                                                                                                  ----                ----
Cash flows from operating activities:
     Net(Loss)from operations                                                                  $ 347,316          $(395,480)
     Items not affecting cash-
         Depreciation                                                                            216,000            234,000
         Deferred compensation                                                                   112,500            112,500
         Loss on sale of equipment                                                                36,354             14,645
     Payment of deferred compensation                                                            (51,601)           (51,602)
     Change in:
              Receivables                                                                       (394,125)          (697,501)
              Inventories                                                                         73,885            132,077
              Prepaid Expenses                                                                    39,978            177,548
              Accounts Payable                                                                   158,934            (17,796)
              Accrued Expenses                                                                    33,198            189,914
                                                                                              ----------          ---------

                  Net cash used by operating activities                                          572,439           (301,695)
                                                                                              ----------          ---------

Cash flows from investing activities:
     Additions to plant and equipment                                                            (27,847)          (259,661)
     Additions to cash value of life insurance                                                   (18,297)           (18,297)
     Proceeds from sale of equipment                                                              10,500             16,134
                                                                                              ----------          ---------
                  Net cash used in investing activities                                          (35,644)          (261,824)
                                                                                              ----------          ---------

Change in cash                                                                                   536,795           (563,519)
Cash at beginning of period                                                                      731,426            808,169
                                                                                              ----------          ---------

Cash at end of period                                                                         $1,268,221          $ 244,650
                                                                                              ==========          =========



           See accompanying notes to consolidated financial statements.

                            PHOTO CONTROL CORPORATION
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1999
                               ------------------

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

NOTE 2
------

         Inventories are analyzed as follows:

                                                   SEPTEMBER 30                    DECEMBER 31
                                                      1999                             1998
                                                      ----                             ----


                  Raw Materials                  $ 3,974,848                       $ 4,261,234

                  Work in Progress                   405,578                           172,227

                  Finished Goods                   1,257,344                         1,143,194

                  Reserve for Obsolescence       $(1,597,000)                      $(1,462,000)
                                                 -----------                       -----------

                                                 $ 4,040,770                       $ 4,114,655
                                                 ===========                       ===========


NOTE 3
------


         Net Income per common share is computed based on the weighted average number of common shares outstanding during the period when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the Treasury Stock method when computing the diluted earnings per share.

                            PHOTO CONTROL CORPORATION
                            -------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------

                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------

RESULTS OF OPERATIONS
---------------------

Sales for the third quarter ended September 30, 1999 were $2,963,000, a decrease of 16.5% from the same quarter in the prior year. Sales for the nine months ended September 30, 1999 were $7,537,000, a decrease of 12.8% over the same period in the prior year. Lighting sales decreased $39,000 for the third quarter and increased $150,000 for the year to date period, as compared to the same periods in the prior year. An increase in orders from large customers accounted for the sales increases in the lighting product line. The camera product line accounts for a decrease in sales of $740,000 for the third quarter and $1,021,000 for the year to date period, as compared to the same periods in the prior year. The decline in camera product line sales is primarily attributable to decreased ZIII model camera sales. Sales of the third product line, printers, increased by $193,000 for the third quarter and decreased $240,000 for the year to date period, as compared to the same periods in the prior year. The sales trend for the printer line continues to decline because the photographic printer market continues to experience consolidation and excess capacity.

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

Under an agreement with Eastman Kodak Company, the Company will manufacture, sell and service the new Kodak Professional Dual Capture Imaging System. The system was developed by Kodak Professional, incorporating a beam splitter, video camera and personal computer components. It generates a digital image file simultaneous with the capture of a film image using the customer's traditional film camera. The digital image file is used for immediate point-of-sale presentation to the customer and printing of record images with an order summary. The Dual Capture Imaging System has been field tested and is in production. Shipments of these systems will begin in the fourth quarter of 1999.

The gross profit margin for the third quarter of 1999 increased to 28.2% from 22.2% in the third quarter of 1998. The gross profit margin for the nine months ended September 30, 1999 increased to 28.9% from 20.2% in the prior year period. Gross margin increased in the lighting and camera product lines. The lighting line, which was moved from California to Minnesota is now fully integrated. The improvement in the camera line gross margin reflects improved operating efficiencies.

Because of the significant volume decline in the printer line, its gross margin is decreasing. The Company's gross margin varies depending upon the product mix of sales. Management expects that the margins for the year 1999 will be approximately 26%. The decline from the 28.9% year to date gross margin reflects the expected fourth quarter decline in volume due to the seasonality of the Company's products and production.

Marketing and administrative expenses increased as a percentage of sales to 14.3% for the third quarter of 1999 from 12.4% for the third quarter of 1998 and increased to 17.9% for the first nine months of 1999 from 16.4% for the same period in 1998, due to decreased sales. Marketing and administrative expenses decreased $16,000 for the third quarter of 1999 as compared to the third quarter of 1998 and decreased $68,000 for the first nine months of 1999 compared to the same period in 1998. Research, development and engineering expense decreased by $112,000 for the third quarter of 1999 compared to the third quarter of 1998 and decreased by $230,000 for the first nine months of 1999 compared to the same period of 1998. The decreases reflect staff reductions as a result of consolidation of operations in Minnesota.

As a result of no outstanding debt, there is no interest expense in 1999 compared to $18,000 in the first nine months of 1998.


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Cash increased by $536,000 to $1,268,000 since December 31, 1998. Operations for the nine months ended September 30, 1999 resulted in $572,000 of positive cash flow.

At September 30, 1999 there is no borrowing under the line of credit. The Company can borrow up to $1,000,000 under its line of credit. The line is unsecured, at the prime rate of interest and renewed annually in May.

The Company believes that its cash flow from future operations and available borrowing capacity will be sufficient to finance operations and capital requirements.


FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

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

YEAR 2000 DISCLOSURE
--------------------

The Company has completed its evaluation and necessary modifications or replacement of its internal business computer systems and software so that they will function properly in the year 2000 and beyond. The Company's business software and systems will be made year 2000 compliant in the normal course system upgrades planned in 1999. The Company's integrated manufacturing and accounting software and the associated hardware and operating system software have been upgraded to achieve year 2000 compliance. The Company's networked computers, network server and associated business and technical software are in the process of being upgraded. The Company expects the year 2000 remedial work will be completed by October 30, 1999.

Generally, the Company's products do not utilize date dependent functions. Testing is being performed on those products which do incorporate date functions. The Company has contacted and is providing services to customers to assist them in achieving year 2000 compliance with possibly affected equipment.

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


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K
----------------------------------------

A.  Exhibits - 27 Financial Data Schedule
B.  Reports on Form 8-K - None

PHOTO CONTROL CORPORATION
-------------------------
                            (Registrant)

November 3, 1999   /s/ J. R. Helmen
----------------   -------------------------------------------------------
       Date        J. R. Helmen, President and Chief Executive Officer

November 3, 1999   /s/ C. R. Jackels
----------------   -------------------------------------------------------
       Date        C. R. Jackels, Vice President-Finance