Form 10-K405
period 1999-12-31
PHOTO CONTROL CORP
filed 2000-03-10
CIK 78311

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(mark one)
    (X) Annual Report Pursuant to Section 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended December 31, 1999
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No: 0-7475

           ----------------------------------------------------------
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

           ----------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_. No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 1, 2000 was approximately $3,394,000 based on the closing sale price of the Registrant's Common Stock on such date.

--------------------------------------------------------------------------------
         Number of shares of $0.08 par value Common Stock outstanding at
                            March 1, 2000: 1,604,163
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement to be dated April 3, 2000 for its Annual Meeting of Shareholders are incorporated by reference into
Part III.

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

         (b) Financial Information About Industry Segments.

         During the years ended December 31, 1999, 1998, and 1997, the Registrant was engaged in one industry which consisted of designing, manufacturing, and marketing professional photographic equipment.

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

         The Registrant markets most of its Camerz cameras, film magazines, Norman electronic flash and lighting equipment, and photographic accessories through its five employee salesmen and part-time use of a service employee. Such equipment is marketed primarily under the tradename, "Camerz" and "Norman". The Nord printers are marketed through Bremson, Inc., an unaffiliated professional photographic supplier. It is expected that the sales force will remain at the current level during 2000.

         (c)(1)(ii) New Products and Services. The Company entered into an agreement with Kodak whereby it would manufacture and sell a product called the Dual Capture Imaging System (DCIS). The DCIS allows a photographer to capture a film and a video image when using a medium format film camera such as a Mamiya or Hasselblad. At the time the photograph is taken the customer is shown the images on a CRT and they can then select which images they wish to order. The film is processed in the conventional manner and the prints are delivered to the customer.

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

         The Registrant's patent number 4,213,689 granted July 22, 1980 relates to a camera shutter which is electromagnetically activated and is not currently in production. The Additive Color Lamphouse patent, granted in 1991, United States Patent number 5,032,866, covers a closed loop light intensity feedback control system for regulating the light sources within the lamphouse.

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

         (c)(1)(vii) Single Customer. During the years ended December 31, 1999, 1998 and 1997, the company derived 16.5%, 15.1% and 8.4%, respectively, of its sales from an unaffiliated customer, Lifetouch Inc. and its affiliates. During the year ended December 31, 1999, 1998 and 1997, 10.8%, 5.7% and 13.3%,
respectively, of its sales were from another unaffiliated customer, CPI Corp.

During the year ended December 31, 1999, 1998, and 1997 10.0%, 6.8% and .6%, respectively of it sales were from a third unaffiliated customer, PCA National, Inc.

         (c)(1)(viii) Backlog. The dollar amount of backlog believed by the Registrant to be firm at the years ended December 31, 1999, 1998 and 1997, is $6,217,000, $6,399,000 and $1,078,000, respectively. The Registrant anticipates that it will be able to fill all current backlog orders during the fiscal year ending December 31, 2000 except for $1,362,000 which is scheduled for shipment in 2001 at the customer's request.

         (c)(1)(ix) Government Contracts. No material portion of the Registrant's business is subject to renegotiation of profits or termination of any contract or subcontract at the election of the Government.

         (c)(1)(x) Competition. Primary methods of competition for the Company's products are product performance, reliability, service, and delivery. The Registrant's two primary competitors with respect to such equipment are Sienna Imaging, Incorporated., which sells photographic printers, and Beattie Systems, Inc., which sells long-roll cameras. Because of varying product lines, the Registrant is unable to state accurately its competitive position in relation to such competitors. In the somewhat broader market in which the Norman professional studio electronic flash equipment competes, there are approximately fourteen significant competitors, several of which are well established. The Registrant is unable to state accurately Norman's overall competitive position in relation to such competitors. Norman's dominant competitors are Broncolor, Dynalite, White Lighting, Photogenic, and Speed-O-Tron.

         (c)(1)(xi) Research and Development. For the years ended December 31, 1999, 1998 and 1997, the Registrant spent $588,000, $957,000 and $1,056,000, respectively, on research activities relating to the development of new products, services, and production engineering. The Company intends to maintain its level of spending on research and development.

         (c)(1)(xii) Environmental Regulation. Federal, state and local laws and regulations with respect to the environment have had no material effect on the Registrant's capital expenditures, earnings, or respective competitive positions.

         (c)(1)(xiii) Employees. As of December 31, 1999, the Registrant had 79 full time employees and 5 part time employees. The Registrant utilizes subcontract personnel on a temporary basis to supplement its regular work force which totaled 3 people as of December 31, 1999.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Registrant has no operations based outside of the United States. During each of the last three years ended December 31, 1999, slightly more than 5% of the Registrant's consolidated sales were derived from export sales.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the Registrant's quarter ending December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND
PRESENT POSITION OF OFFICER     BUSINESS EXPERIENCE
---------------------------     -------------------

John R. Helmen, 59            Mr. Helmen has been President of the Registrant
                              since April 1997. In August 1997, the Board of
Chief Executive Officer       Directors appointed him CEO and a director of the
and President                 Registrant. Mr. Helmen was employed by Supra Color
                              Labs, Inc. as Vice President, Director of Sales and Marketing from 1977 through 1979, President from 1979 through 1993, and General Manager after the sale of Supra Color to Burrel Professional
                              Labs in 1993.

Curtis R. Jackels, 53         Mr. Jackels has been Vice President-Treasurer of
                              the Registrant since August 1985 and Treasurer
Vice President -              since November 1980. Mr. Jackels was controller
Finance                       from June 1978 to November 1980. Prior to June,
                              1978, Mr. Jackels was employed by two public accounting firms. Mr. Jackels is a certified public accountant and has a Master of Business
                              Administration degree from the University of Wisconsin.

Mark J. Simonett, 43          Mr. Simonett has served as the Registrant's
                              General Counsel and Personnel Director since
Vice President and            September 1992, as Secretary since May 1993, and
Secretary                     as Vice President since May 1998.


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

                                     PART II

The information required by Items 5, 6, 7 and 8 of Part II is incorporated herein by reference to the sections labeled "Stock Market Information," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes and the Independent Auditor's Report which appear in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999. With respect to Item 9, no change of accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure has occurred.

                                    PART III

Items 10, 11, 12 and 13 of Part III, except for certain information relating to Executive Officers included in Part I, are omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 1999, a definitive proxy statement containing information pursuant to Regulation l4A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

         (a) Documents filed as Part of this Report.

         (a)(l) Financial Statements.

                                                                            Page
                                                                            ----
Independent Auditor's Report............................................      *

Statements of Opera-
tions for the years ended
December 31, 1999, 1998 and 1997........................................      *

Statements of Changes
in Stockholders' Equity for the
years ended December 31, 1999, 1998
and 1997................................................................      *

Balance Sheets at December
31, 1999 and 1998.......................................................      *

Statements of Cash Flows
for the years ended December 31,
1999, 1998 and 1997.....................................................      *

-------------------------------
*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, a copy of which is included in this Form 10-K as Exhibit 13.

                                                                            Page
                                                                            ----
Notes to Consolidated Financial
Statements .............................................................      *


         (a)(2) Consolidated Financial Statement Schedules.

Auditor's Consent and Report on Schedules...............................      9



Schedule VIII -        Valuation and Qualifying Accounts
                       for the years ended December 31, 1999, 1998
                       and 1997.........................................     10


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

         (c)      Exhibits. Reference made to item 14 (A)(3)

         (d)      Schedules. Reference made to item 14 (A)(2)


-------------------------------
*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, a copy of which is included in this Form 10-K as Exhibit 13.

                    AUDITOR'S CONSENT AND REPORT ON SCHEDULES



Board of Directors and
Stockholders
Photo Control Corporation



We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Photo Control Corporation for the year ended December 31, 1999 of our report, dated January 20, 2000, appearing in the Company's 1999 Annual Report to Shareholders. We also consent to the incorporation by reference of such report in the registration statements on Form S-8 for the Photo Control Stock Option Plan.

In the course of our audit of the financial statements referred to in our report, dated January 20, 2000, included in the Company's 1999 Annual Report to Shareholders, we also audited the supporting schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, the schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                VIRCHOW, KRAUSE & COMPANY, LLP



January 20, 2000
Minneapolis, Minnesota

                            PHOTO CONTROL CORPORATION
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


COLUMN A                          COLUMN B               COLUMN C                  COLUMN D           COLUMN E
--------                          --------               --------                  --------           --------

                                                ADDITIONS
                                                 CHARGED         ADDITIONS
                                   BALANCE      (CREDITED)       CHARGED
                                      AT         TO COSTS        TO OTHER                              BALANCE
                                  BEGINNING         AND          ACCOUNTS         DEDUCTIONS           AT END
DESCRIPTION                        OF YEAR       EXPENSES        DESCRIBE          DESCRIBE            OF YEAR
-----------                     -----------    -----------     -----------        -----------        -----------
YEAR ENDED DECEMBER 31, 1999

    Allowance for Doubtful
    Accounts                    $    40,000    $    (9,343)    $     4,492(a)     $     4,851(b)     $    40,000
                                ===========    ===========     ===========        ===========        ===========

    Allowance for Inventory
    Obsolescence                $ 1,462,000    $   235,750                        $   (55,750)(c)    $ 1,642,000
                                ===========    ===========     ===========        ===========        ===========

YEAR ENDED DECEMBER 31, 1998

    Allowance for Doubtful
    Accounts                    $    95,000    $    12,810     $     1,985(a)     $   (69,795)(d)    $    40,000
                                ===========    ===========     ===========        ===========        ===========

    Allowance for Inventory
    Obsolescence                $ 1,150,000    $   208,110     $   138,000(e)     $   (34,110)(c)    $ 1,462,000
                                ===========    ===========     ===========        ===========        ===========

YEAR ENDED DECEMBER 31, 1997

    Allowance for Doubtful
    Accounts                    $    92,000    $    46,948     $        52(a)     $   (44,000)(b)    $    95,000
                                ===========    ===========     ===========        ===========        ===========

    Allowance for Inventory
    Obsolescence                $   536,774    $ 1,381,332                        $  (768,106)(c)    $ 1,150,000
                                ===========    ===========     ===========        ===========        ===========


(a) Recoveries of amounts written off in prior years.

(b) Uncollectible accounts written off. In 1999 write off of credits exceeded write off of uncollectible accounts.

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

                                       PHOTO CONTROL CORPORATION

Date: March 10, 2000                   By/s/John R. Helmen
                                       John R. Helmen
                                       Chief Executive Officer,
                                       President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2000                   /s/John R. Helmen
                                       John R. Helmen, Chief Executive Officer,
                                       President and Director
                                       (principal executive officer)


Date: March 10, 2000                   /s/ Leslie A. Willig
                                       Leslie A. Willig, Director


Date: March 10, 2000                   /s/ Curtis R. Jackels
                                       Curtis R. Jackels, Vice President
                                       and Treasurer (principal financial and
                                       principal accounting officer)


Date: March 10, 2000                   /s/ James R. Loomis
                                       James R. Loomis, Director


Date: March 10, 2000                   /s/ Thomas J. Cassady
                                       Thomas J. Cassady, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    ------------------------------------------------------------------------

                            PHOTO CONTROL CORPORATION

                           COMMISSION FILE NO.: 0-7475

    ------------------------------------------------------------------------

                                  EXHIBIT INDEX
                                       FOR
                   FORM 10-K FOR YEAR ENDED DECEMBER 31, 1999

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


10.3      Form of Stock Option Agreement under the Registrant's
          1983 Stock Option Plan - incorporated by reference to
          Exhibit 5 to the Registrant's Registration Statement on           *
          Form S-8, Reg. No. 2-85849                                       **

10.4      Cash bonus plan for officers and key employees**                 14

                                                                   Page Number
                                                                   in Sequential
                                                                   Numbering
                                                                   of all Form
                                                                   10-K and
                                                                   Exhibit Pages
                                                                   -------------

10.5      Amendment to Stock Option Plan August 29, 1994 - incorporated
          by reference to Exhibit 10.5 to the Registrant's Annual Report     *
          on Form 10-K for the fiscal year ended December 31, 1994          **

10.6      Amendment to Stock Option Plan, February 23, 1996-incorporated
          by reference to Exhibit 10.6 to the Registrant's annual report     *
          on form 10-K for the fiscal year ended December 31, 1995.         **

10.7      Amendment to Stock Option Plan, November 7, 1997.                 **


11        Statement re computation of per share earnings                    15

13        Report to Shareholders for the year
          ended December 31, 1999                                     16 to 31


23        Consent of Independent Auditors                                   32

25        Power of Attorney from Messrs. Willig, Jackels,                   33
          Loomis, Helmen and Cassady

27        Financial Data Schedule                                           34


*Incorporated by reference

** Indicates management contracts or compensation plans or arrangements required to be filed as exhibits.