Form 10-Q
period 2000-03-31
PHOTO CONTROL CORP
filed 2000-04-20
CIK 78311

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For Quarter Ended March 31, 2000             Commission File Number 0-7475
--------------------------------             -----------------------------

                            PHOTO CONTROL CORPORATION
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Minnesota                                 41-0831186
             ---------                                 ----------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)


4800 Quebec Avenue North, Minneapolis, Minnesota             55428
------------------------------------------------             -----
    (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number  (763) 537-3601
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

Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


             Class                            Outstanding at April 20, 2000
-------------------------------             -------------------------------
Common Stock, par value $.08                        1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            -------------------------


PART I    Financial Information                                      Page Number
------                                                               -----------

     Item 1:   Financial Statements

               Balance Sheet -
                 March 31, 2000 and December 31, 1999                    3

               Statement of Operations
                 Three Months Ended March 31, 2000 and 1999              4

               Statement of Cash Flows -
                 Three Months Ended March 31, 2000 and 1999              5

               Notes to Financial Statements                             6

               Independent Accountant's Report                           7

     Item 2:   Management's Discussion and Analysis                      8
                 of Financial Condition and Results of
                 Operations


PART II   Other Information
-------

     Item 2:   Changes in Securities                                     9

     Item 5:   Other Items                                               9

     Item 6:   Exhibits and Reports on Form 8-K                          10

                            PHOTO CONTROL CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

                                                                March 31        December 31
                                                                  2000             1999
                                                                  ----             ----
                                    ASSETS
                                    ------

Current Assets
--------------
  Cash and Cash Equivalents                                   $    481,660     $    819,302
  Accounts Receivable                                              365,930          647,597
  Inventories                                                    4,862,295        4,478,640
  Prepaid Expenses                                                  15,300           74,430
                                                              ------------     ------------
         Total Current Assets                                    5,725,185        6,019,969
                                                              ------------     ------------

Other Assets
------------
  Cash Value of Life Insurance                                     316,857          308,166
  Deferred Income Taxes                                            160,000          160,000
                                                              ------------     ------------
         Total Investments and other Assets                        476,857          468,166
                                                              ------------     ------------

Plant and Equipment
-------------------
  Land and Building                                              2,293,818        2,293,818
  Machinery and Equipment                                        2,978,758        3,173,990
  Accumulated Depreciation                                      (3,716,376)      (3,846,133)
                                                              ------------     ------------
         Total Plant and Equipment                               1,556,200        1,621,675
                                                              ------------     ------------
                                                              $  7,758,242     $  8,109,810
                                                              ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
-------------------
  Accounts Payable                                            $    450,215     $    281,417
  Accrued Payroll and Employee Benefits                            153,591          220,848
  Accrued Expenses                                                 280,944          264,952
  Customer Deposit                                                                  406,250
                                                              ------------     ------------
         Total Current Liabilities                                 884,750        1,173,467
                                                              ------------     ------------

Other Accrued Expense                                              706,029          685,148
---------------------                                         ------------     ------------

Stockholders' Equity
--------------------
  Common Stock                                                     128,333          128,333
  Additional Paid-In Capital                                     1,393,484        1,393,484
  Retained Earnings                                              4,645,646        4,729,378
                                                              ------------     ------------
         Total Stockholders' Equity                              6,167,463        6,251,195
                                                              ------------     ------------
                                                              $  7,758,242     $  8,109,810
                                                              ============     ============

See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED MARCH 31
                                                          ---------------------------
                                                            2000                1999
                                                            ----                ----
Net Sales                                               $  2,108,592       $  1,829,552
Cost of Sales                                              1,583,380          1,353,717
                                                        ------------       ------------
Gross Profit                                                 525,212            475,835

Expenses
 Marketing and Administrative                                467,762            499,571
 Research, Development & Engineering                         141,182            176,290
                                                        ------------       ------------
                                                             608,944            675,861

Net Loss                                                $    (83,732)      $   (200,026)
                                                        ============       ============


Net Loss Per Common Share - Basic                       $       (.05)      $       (.12)
                                                        ============       ============

Net Loss Per Common Share -Dilutive                     $       (.05)      $       (.12)
                                                        ============       ============


See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       March 31
                                                                       --------
                                                                 2000              1999
                                                                 ----              ----
Cash flows from operating activities:
     Net Loss from operations                               $    (83,732)      $   (200,026)
     Items not affecting cash-
         Depreciation                                             66,000             72,000
         Deferred compensation                                    37,500             37,500
         Loss on sale of assets                                    9,274
     Payment of deferred compensation                            (16,619)           (16,620)
     Change in:
         Receivables                                             281,667           (247,349)
         Inventories                                            (383,655)          (261,368)
         Prepaid expenses                                         59,130             57,645
         Accounts payable                                        168,799            169,808
         Accrued expenses                                       (457,515)            32,544
                                                            ------------       ------------

                  Net cash used in operating
                  expenses                                      (319,151)          (355,866)
                                                            ------------       ------------

Cash flows from investing activities:
     Additions to plant and equipment                             (9,800)            (6,087)
     Additions to cash value of life
     insurance                                                    (8,691)            (8,691)
                                                            ------------       ------------
                  Net cash used in investing
                  activities:                                    (18,491)           (14,778)
                                                            ------------       ------------

Change in cash and cash equivalent                              (337,642)          (370,644)
Beginning cash and cash equivalent                               819,302            731,426
                                                            ------------       ------------

Ending cash and cash equivalent                             $    481,660       $    360,782
                                                            ============       ============

See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


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

NOTE 2

         Inventories are analyzed as follows:

                                                 March 31         December 31
                                                   2000              1999
                                                   ----              ----

                  Raw Materials                 $4,203,249        $4,237,561

                  Work in Progress                 350,587           257,031

                  Finished Goods                 1,995,459         1,626,048

                  Reserve for Obsolescence      (1,687,000)       (1,642,000)
                                                ----------        ----------

                                                $4,862,295        $4,478,640
                                                ==========        ==========

NOTE 3

Net Income per common share is computed based on the weighted average number of common shares outstanding during the period when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the Treasury Stock method when computing the diluted earnings per share.

                            PHOTO CONTROL CORPORATION

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Photo Control Corporation
Minneapolis, Minnesota


         We have reviewed the accompanying condensed balance sheet of Photo Control Corporation as of March 31, 2000, and the related condensed statements of income and cash flows for the three months ended March 31, 2000. These condensed financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Photo Control Corporation as of December 31, 1999, and the related statements of changes in stockholders' equity, operations and cash flows for the year then ended (not presented herein); and in our report dated January 20, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                       /s/ Virchow, Krause & Company, LLP
                                       ----------------------------------
                                       VIRCHOW, KRAUSE & COMPANY, LLP


Bloomington, Minnesota
April 10, 2000

                            PHOTO CONTROL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATIONS

Sales for the first quarter ended March 31, 2000, were $2,108,000, an increase of 15.3% and $279,000 from the first quarter in 1999. The camera product line sales increased $610,000, the printer product line sales increased $33,000 and the flash equipment product line sales decreased $364,000. The increase in camera product line sales is attributable to the $6,200,000 camera contract for which shipment began in December of 1999 and will continue through April of 2001. The printer product line had a slight increase in sales, but the overall long-term sales trend is downward. A decrease in OEM orders accounted for the sales decrease of $364,000 in the flash equipment product line.

In February of 1999, the company entered an agreement with Eastman Kodak Company to manufacture, sell and service the new Kodak Professional Dual Capture Imaging System. The system was developed by Kodak Professional, however, due to poor image quality, Kodak has decided to discontinue this product. The Company will be reimbursed for its cost on this project and will not suffer any adverse financial effects.

The gross profit margin for the first quarter of 2000 decreased to 24.9% compared to 26.0% from the first quarter of 1999. Gross margin varies depending upon the product mix of sales. Management continues to expect that the margins for the year 2000 will be approximately 28%.

Research, development and engineering expenses decreased by $35,000 for the first quarter of 2000 compared to the first quarter of 1999 and marketing and administrative expenses decreased $32,000. These expense decreases reflect staff reductions as a result of a focus on products, which already have market penetration and can be effectively sold through the existing distribution network.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $337,000 to $481,000 since December 31, 1999. Operations for the quarter resulted in $319,000 of negative cash flow. At March 31, 2000, there was no bank borrowing and the Company had $1,000,000 available under its line of credit.

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


ITEM 2. Changes in Securities

                               Common Stock
                               ------------
                                                     Additional
                          Number of                    Paid In        Retained
                           Shares        Amount        Capital        Earnings
                          ---------     --------      ----------     ----------

Balance at
    December 31, 1999     1,604,163     $128,333      $1,393,484     $4,729,378

Net Loss                                                                (83,327)
                          ---------     --------      ----------     ----------

Balance at
    March 31, 2000        1,604,163     $128,333      $1,393,484     $4,645,646
                          =========     ========      ==========     ==========


ITEM 5. Other Items

         On April 5, 2000, the Board of Directors appointed Mark J. Simonett to serve as director to fill the Class I director vacancy, which term expires May 2001. The Board also appointed Scott S. Meyers to serve as director to fill the Class II vacancy, which term expires May 2002.


ITEM 6. Exhibit and Reports on Form 8-K

A.  Exhibits
       15  Letter from Independent Accountants
       27  Financial Data Schedule
B. Reports on Form 8-K - There was no Form 8-K filed during the quarter.

                                       PHOTO CONTROL CORPORATION
                                       --------------------------------------
                                                (Registrant)


------------------                     --------------------------------------
       Date                            John R. Helmen, C.E.O. and President


------------------                     --------------------------------------
       Date                            C.R. Jackels, Vice President-Finance