Form 10-Q
period 2000-06-30
PHOTO CONTROL CORP
filed 2000-07-26
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2000                    Commission File Number 0-7475
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

Yes _X_  No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                                      Outstanding at July 14, 2000
-------------------------------                     ----------------------------
 Common Stock, par value $.08                             1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX




PART I                                                             Page Number
------                                                             -----------

     ITEM 1:  Financial Information

                Balance Sheet -
                  June 30, 2000 and December 31, 1999                   3

                Statement of Operations -
                  Six Months and Three Months Ended
                  June 30, 2000 and 1999                                4

                Statement of Cash Flows -
                  Six Months Ended June 30, 2000 and 1999               5

                Notes to Financial Statements                           6

    ITEM 2:     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            7


PART II
-------

    ITEM 2:     Changes in Securities                                   9

    ITEM 4:     Results of Vote of Security Holders                     9

    ITEM 6:     Exhibits and Reports on Form 8-K                        9

                            PHOTO CONTROL CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                       JUNE 30          DECEMBER 31
                                                        2000               1999
                                                        ----               ----
             ASSETS
             ------
Current Assets
--------------
   Cash                                             $  1,245,001       $    819,302
   Accounts Receivable                                   934,349            647,597
   Inventories                                         4,312,384          4,478,640
   Prepaid Expenses                                                          74,430
                                                    ------------       ------------
         Total Current Assets                          6,491,734          6,019,969
                                                    ------------       ------------
Other Assets
------------
   Cash Value of Life Insurance                          321,660            308,166
   Deferred Income Taxes                                 160,000            160,000
                                                    ------------       ------------
         Total Other Assets                              481,660            468,166
                                                    ------------       ------------
Plant and Equipment
-------------------
   Land and Building                                   2,293,818          2,293,818
   Machinery and Equipment                             2,994,009          3,173,990
   Accumulated Depreciation                           (3,769,391)        (3,846,133)
                                                    ------------       ------------
         Total Plant and Equipment                     1,518,436          1,621,675
                                                    ------------       ------------
                                                    $  8,491,830       $  8,109,810
                                                    ============       ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities
-------------------
   Accounts Payable                                 $    442,132       $    281,417
   Accrued Payroll and Employee Benefits                 247,001            220,848
   Accrued Expenses                                      404,575            264,952
   Customer Deposit                                                         406,250
                                                    ------------       ------------
         Total Current Liabilities                     1,093,708          1,173,467
                                                    ------------       ------------

Other Accrued Expense                                    725,166            685,148
---------------------                               ------------       ------------

Stockholders' Equity
--------------------
   Common Stock                                          128,333            128,333
   Additional Paid-In Capital                          1,393,484          1,393,484
   Retained Earnings                                   5,151,139          4,729,378
                                                    ------------       ------------
         Total Stockholders' Equity                    6,672,956          6,251,195
                                                    ------------       ------------
                                                    $  8,491,830       $  8,109,810
                                                    ============       ============

                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION

                             STATEMENT OF OPERATIONS

                                   (unaudited)

                                         THREE MONTHS                SIX MONTHS
                                         ENDED JUNE 30              ENDED JUNE 30
                                         -------------              -------------

                                      2000          1999          2000          1999
                                      ----          ----          ----          ----
Net Sales                          $3,718,870    $2,744,327    $5,827,462    $4,573,879
Cost of Sales                       2,591,760     1,881,113     4,175,140     3,234,830
                                   ----------    ----------    ----------    ----------
   Gross Profit                     1,127,110       863,214     1,652,322     1,339,049

Expenses
   Marketing & Administrative         496,445       425,089       964,207       924,660
   Research, Development & Eng.       125,172       154,901       266,354       331,191
                                   ----------    ----------    ----------    ----------

                                      621,617       579,990     1,230,561     1,255,851
                                   ----------    ----------    ----------    ----------

Net Income                         $  505,493    $  283,224    $  421,761    $   83,198
                                   ==========    ==========    ==========    ==========


Net Income Per Common
   Share - Basic                   $      .31    $      .17    $      .26    $      .05
                                   ==========    ==========    ==========    ==========
Net Income Per Common
   Share - Diluted                 $      .30    $      .17    $      .25    $      .05
                                   ==========    ==========    ==========    ==========

                 See accompanying notes to financial statements.

                           PHOTO CONTROL CORPORATION

                            STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                   SIX MONTHS
                                                                  ENDED JUNE 30
                                                                  -------------

                                                               2000            1999
                                                               ----            ----
Cash flows from operating activities:
     Net from operations                                   $   421,762     $    83,198
     Items not affecting cash-
         Depreciation                                          132,000         144,000
         Deferred compensation                                  75,000          75,000
         Loss on sale of equipment                              12,889          36,600
     Payment of deferred compensation                          (34,982)        (33,238)
     Change in:
              Receivables                                     (286,752)       (505,530)
              Inventories                                      166,256        (606,486)
              Prepaid Expenses                                  74,430          49,764
              Accounts Payable                                 160,714         433,798
              Accrued Expenses                                (240,474)         24,596
                                                           -----------     -----------
                  Net cash used by operating activities        480,843        (298,298)
                                                           -----------     -----------

Cash flows from investing activities:
     Additions to plant and equipment                          (41,650)         (7,928)
     Additions to cash value of life insurance                 (13,494)        (13,494)
                                                           -----------     -----------
                  Net cash used in investing activities        (55,144)        (21,422)
                                                           -----------     -----------

Change in cash                                                 425,699        (319,720)
Cash at beginning of period                                    819,302         731,426
                                                           -----------     -----------

Cash at end of period                                      $ 1,245,001     $   411,706
                                                           ===========     ===========

                 See Accompanying notes to financial statements

                            PHOTO CONTROL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

NOTE 2

         Inventories are analyzed as follows:

                                               JUNE 30         DECEMBER 31
                                                2000              1999
                                                ----              ----

              Raw Materials                 $ 3,959,239       $ 4,237,561

              Work in Progress                  352,786           257,031

              Finished Goods                  1,732,359         1,626,048

              Reserve for Obsolescence       (1,732,000)       (1,642,000)
                                            -----------       -----------

                                            $ 4,312,384       $ 4,478,640
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

                            PHOTO CONTROL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Sales for the second quarter ended June 30, 2000 were $3,719,000, an increase of 35.5% from the same quarter in the prior year. Sales for the six months ended June 30, 2000 were $5,827,000, an increase of 27.4% over the same period in the prior year. Lighting sales decreased $346,000 for the second quarter and $710,000 for the year to date period, as compared to the same periods in the prior year. A decrease in orders from large customers accounted for the sales decreases in the lighting product line. The camera product line accounts for an increase in sales of $1,340,000 for the second quarter and $1,950,000 for the year to date period, as compared to the same periods in the prior year. The increase in camera product line sales is attributable to the $6,200,000 camera contract for which shipment began in December of 1999 and will continue through April of 2001. As of June 30, 2000 the contract is forty-two percent complete. Sales of the third product line, printers, decreased by $19,000 for the second quarter and increased $14,000 for the year to date period, as compared to the same periods in the prior year. The sales trend for the printer line continues to decline because the optical photographic printer market continues to experience consolidation and excess capacity.

The gross profit margin for the second quarter of 2000 decreased to 30.3% from 31.5% in the second quarter of 1999. The gross profit margin for the six months ended June 30, 2000 decreased to 28.3% from 29.3% in the prior year period. Gross margin varies depending upon the product mix of sales. Management expects that the margins for the year 2000 will be approximately 28%.

Marketing and administrative expenses decreased as a percentage of sales to 13.3% for the second quarter of 2000 from 15.5% for the second quarter of 1999 and decreased to 16.5% for the first six months of 2000 from 20.2% for the same period in 1999. Marketing and administrative expenses increased $71,000 for the second quarter of 2000 as compared to the second quarter of 1999 and increased $40,000 for the first six months of 2000 compared to the same period in 1999. Research, development and engineering expense decreased by $30,000 for the second quarter of 2000 compared to the second quarter of 1999 and decreased by $65,000 for the first six months of 2000 compared to the same period of 1999. The increase in the marketing and administrative expense reflects additional compensation earned as the result of increased profitability. Research, development and engineering expense reflects the reorganization of the engineering department in 1999 which has resulted in lower cost, primarily due to a reduction in staff and increased efficiencies.

LIQUIDITY & CAPITAL RESOURCES

Cash increased by $426,000 to $1,245,000 since December 31, 1999. Operations for the six months ended June 30, 2000 resulted in $481,000 of positive cash flow.

At June 30, 2000 there is no borrowing under the line of credit. The Company can borrow up to $1,000,000 under its line of credit. The line is unsecured, at the prime rate of interest and renewed annually in May.

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

ITEM 2. CHANGES IN SECURITIES

                             Common Stock
                             ------------
                                                   Additional
                        Number of                    Paid In      Retained
                         Shares        Amount        Capital      Earnings
                         ------        ------        -------      --------
Balance at
   December 31,1999     1,604,163    $  128,333    $1,393,484    $4,729,378

Net Income                                                          421,761
                       ----------    ----------    ----------    ----------

Balance at
   June 30, 2000        1,604,163    $  128,333    $1,393,484    $5,151,139
                       ==========    ==========    ==========    ==========


ITEM 4. RESULTS OF VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 11, 2000 the following matters were approved by the Company's stockholders:

         1. Set the number of directors at six (6). The voting results were: 1,292,404 For, 28,578 Against and 2,225 Abstained.

         2. Elected Messrs. James R. Loomis and John R. Helmen to the Board of Directors for a three-year term or until the election and qualification of a respective successor.

                  The voting results were as follows:
                                          FOR         TO WITHHOLD AUTHORITY
                  James R. Loomis      1,300,684              22,523
                  John R. Helmen       1,289,140              34,067

                  Messrs. Thomas J. Cassady, Mark J. Simonett, Scott S. Meyers and Leslie A. Willig are directors of the Company whose terms of office continued after the annual meeting of stockholders.


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

A.      Exhibits - 27 Financial Data Schedule
B.      Reports on Form 8-K - None


                             PHOTO CONTROL CORPORATION
                             ----------------------------------------
                                    (Registrant)
July 26, 2000                /s/ J. R. Helmen
--------------------         ---------------------------------------------------
        Date                 J. R. Helmen, President and Chief Executive Officer

July 26, 2000                /s/ C. R. Jackels
--------------------         ----------------------------------------
        Date                 C. R. Jackels, Vice President-Finance