Form 10-Q
period 2000-09-30
PHOTO CONTROL CORP
filed 2000-10-13
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



For Quarter Ended September 30, 2000               Commission File Number 0-7475
------------------------------------               -----------------------------

                            PHOTO CONTROL CORPORATION
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)


Minnesota                                                        41-0831186
---------                                                        ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


4800 Quebec Avenue North, Minneapolis, Minnesota                   55428
------------------------------------------------                   -----
  (Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number  (763)  537-3601
                               ---------------

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


Yes _X_  No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                                  Outstanding at October 13, 2000
----------------------------                    --------------------------------
Common Stock, par value $.08                                   1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX



PART I                                                               Page Number
------                                                               -----------
     ITEM 1:        Financial Information

                      Balance Sheet -
                        September 30, 2000 and December 31, 1999          3

                      Statement of Operations -
                        Nine Months and Three Months Ended
                        September 30, 2000 and 1999                       4

                      Statement of Cash Flows -
                        Nine Months Ended September 30, 2000 and 1999     5

                      Notes to Financial Statements                       6

    ITEM 2:           Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                        7


PART II
-------
    ITEM 2:           Changes in Securities                               9

    ITEM 6:           Exhibits and Reports on Form 8-K                    9

                            PHOTO CONTROL CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)

                                           SEPTEMBER 30           DECEMBER 31
                                               2000                  1999
                                           ------------          ------------
                     ASSETS
                     ------
Current Assets
--------------
   Cash                                     $2,815,550            $  819,302
   Accounts Receivable                         693,173               647,597
   Inventories                               3,381,189             4,478,640
   Prepaid Expenses                             55,577                74,430
                                             ---------             ---------
         Total Current Assets                6,945,489             6,019,969
                                             ---------             ---------
Other Assets
------------
   Cash Value of Life Insurance                326,463               308,166
   Deferred Income Taxes                       160,000               160,000
                                             ---------             ---------
         Total Other Assets                    486,463               468,166
                                             ---------             ---------
Plant and Equipment
-------------------
   Land and Building                         2,316,824             2,293,818
   Machinery and Equipment                   3,003,916             3,173,990
   Accumulated Depreciation                 (3,835,391)           (3,846,133)
                                             ---------             ---------
         Total Plant and Equipment           1,485,349             1,621,675
                                             ---------             ---------
                                            $8,917,301            $8,109,810
                                             =========             =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
   Accounts Payable                         $  220,971            $  281,417
   Accrued Payroll and Employee Benefits       404,447               220,848
   Accrued Expenses                            274,526               264,952
   Customer Deposit                                                  406,250
                                             ---------             ---------
         Total Current Liabilities             898,944             1,173,467
                                             ---------             ---------

Other Accrued Expense                          746,047               685,148
---------------------
                                             ---------             ---------
Stockholders' Equity
--------------------
   Common Stock   128,333                      128,333
   Additional Paid-In Capital                1,393,484             1,393,484
   Retained Earnings                         5,750,493             4,729,378
                                             ---------             ---------
         Total Stockholders' Equity          7,272,310             6,251,195
                                             ---------             ---------
                                            $8,917,301            $8,109,810
                                             =========             =========

                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                           THREE MONTHS                      NINE MONTHS
                                        ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                        -------------------             --------------------
                                        2000           1999             2000            1999
                                        ----           ----             ----            ----
Net Sales                            $3,720,897      $2,963,156      $9,548,359      $7,537,035
Cost of Sales                         2,550,954       2,127,361       6,726,094       5,362,191
                                     ----------      ----------      ----------      ----------
  Gross Profit                        1,169,943         835,795       2,822,265       2,174,844

Expenses
   Marketing & Administrative           431,431         424,659       1,395,638       1,349,319
   Research, Development & Eng          139,158         147,018         405,512         478,209
                                     ----------      ----------      ----------      ----------
                                        570,589         571,677       1,801,150       1,827,528
                                     ----------      ----------      ----------      ----------
Net Income                           $  599,354      $  264,118      $1,021,115      $  347,316
                                     ==========      ==========      ==========      ==========
Net Income Per Common
  Share - Basic                      $      .38      $      .17      $      .64      $      .22
                                     ==========      ==========      ==========      ==========
Net Income Per Common
  Share - Diluted                    $      .36      $      .17      $      .61      $      .22
                                     ==========      ==========      ==========      ==========



                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     NINE MONTHS
                                                                  ENDED SEPTEMBER 30
                                                             -----------------------------
                                                                2000                1999
                                                             -----------       -----------
Cash flows from operating activities:
     Net from operations                                     $ 1,021,115       $   347,316
     Items not affecting cash-
         Depreciation                                            198,000           216,000
         Deferred compensation                                   112,500           112,500
         Loss on sale of equipment                                12,889            36,354
     Payment of deferred compensation                            (51,601)          (51,601)
     Change in:
              Receivables                                        (45,576)         (394,125)
              Inventories                                      1,097,451            73,885
              Prepaid Expenses                                    18,853            39,978
              Accounts Payable                                   (60,446)          158,934
              Accrued Expenses                                  (214,077)           33,198
                                                             -----------       -----------
                  Net Cash provided by
                   operating activities                        2,089,108           572,439
                                                             -----------       -----------
Cash flows from investing activities:
     Additions to plant and equipment                            (83,538)          (27,847)
     Additions to cash value of life insurance                   (18,297)          (18,297)
     Proceeds from sale of equipment                               8,975            10,500
                                                             -----------       -----------
                  Net cash used in investing activities          (92,860)          (35,644)
                                                             -----------       -----------

Change in cash                                                 1,996,248           536,795
Cash at beginning of period                                      819,302           731,426
                                                             -----------       -----------

Cash at end of period                                        $ 2,815,550       $ 1,268,221
                                                             ===========       ===========



                 See accompanying notes to financial statements

                            PHOTO CONTROL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

NOTE 2

         Inventories are analyzed as follows:

                                                 SEPTEMBER 30        DECEMBER 31
                                                     2000               1999
                                                  ----------         ----------
                  Raw Materials                   $3,434,058         $4,237,561

                  Work in Progress                   355,435            257,031

                  Finished Goods                   1,368,696          1,626,048

                  Reserve for Obsolescence        (1,777,000)        (1,642,000)
                                                  ----------         ----------
                                                  $3,381,189         $4,478,640
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

                            PHOTO CONTROL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Sales for the third quarter ended September 30, 2000 were $3,721,000, an increase of 25.6% from the same quarter in the prior year. Sales for the nine months ended September 30, 2000 were $9,548,000, an increase of 26.7% over the same period in the prior year. Lighting sales decreased $291,000 for the third quarter and $1,001,000 for the year to date period, as compared to the same periods in the prior year. A decrease in orders from large customers accounted for the sales decreases in the lighting product line. The camera product line accounts for an increase in sales of $1,769,000 for the third quarter and $3,718,000 for the year to date period, as compared to the same periods in the prior year. The increase in camera product line sales is attributable to the $6,200,000 camera contract for which shipment began in December of 1999 and will continue through April of 2001. As of September 30, 2000 the contract is fifty-six percent complete. Sales of the third product line, printers, decreased by $720,000 for the third quarter and decreased $706,000 for the year to date period, as compared to the same periods in the prior year. The sales trend for the printer line continues to decline because the optical photographic printer market continues to experience consolidation and excess capacity.

The gross profit margin for the third quarter of 2000 increased to 31.4% from 28.2% in the third quarter of 1999. The gross profit margin for the nine months ended September 30, 2000 increased to 29.6% from 28.9% in the prior year period. Gross margin varies depending upon the product mix of sales. Management expects that the margins for the year 2000 will be approximately 28%.

Marketing and administrative expenses decreased as a percentage of sales to 11.6% for the third quarter of 2000 from 14.3% for the third quarter of 1999 and decreased to 14.6% for the first nine months of 2000 from 17.9% for the same period in 1999. Marketing and administrative expenses increased $7,000 for the third quarter of 2000 as compared to the third quarter of 1999 and increased $46,000 for the first nine months of 2000 compared to the same period in 1999. Research, development and engineering expense decreased by $8,000 for the third quarter of 2000 compared to the third quarter of 1999 and decreased by $73,000 for the first nine months of 2000 compared to the same period of 1999. The increase in the marketing and administrative expense reflects additional compensation earned as the result of increased profitability. Research, development and engineering expense reflects the reorganization of the engineering department in 1999 which has resulted in lower cost, primarily due to a reduction in staff and increased efficiencies.

LIQUIDITY & CAPITAL RESOURCES

Cash increased by $1,996,000 to $2,815,000 since December 31, 1999. Operations for the nine months ended September 30, 2000 resulted in $2,089,000 of positive cash flow.

At September 30, 2000 there is no borrowing under the line of credit. The Company can borrow up to $1,000,000 under its line of credit. The line is unsecured, at the prime rate of interest and renewed annually in May.

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

ITEM 2.  CHANGES IN SECURITIES

                                      Common Stock
                                 -------------------------
                                                                Additional
                                 Number of                       Paid In         Retained
                                  Shares          Amount         Capital         Earnings
                                 ---------      ----------      ----------      ----------
Balance at
   December 31,1999              1,604,163      $  128,333      $1,393,484      $4,729,378

Net Income                              --              --              --       1,021,115
                                 ---------      ----------      ----------      ----------
Balance at
        September 30, 2000       1,604,163      $  128,333      $1,393,484      $5,750,493
                                ==========      ==========      ==========      ==========



ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

A.  Exhibits - 27 Financial Data Schedule
B.  Reports on Form 8-K - None



                            PHOTO CONTROL CORPORATION
                            -------------------------
                                  (Registrant)


October 13, 2000             /s/ J. R. Helmen
----------------             ---------------------------------------------------
      Date                   J. R. Helmen, President and Chief Executive Officer


October 13, 2000             /s/ C. R. Jackels
----------------             ---------------------------------------------------
      Date                   C. R. Jackels, Vice President-Finance