Form 10-K405
period 2000-12-31
PHOTO CONTROL CORP
filed 2001-03-09
CIK 78311

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(mark one)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended December 31, 2000
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No: 0-7475

        ----------------------------------------------------------------
                            PHOTO CONTROL CORPORATION
             (Exact name of Registrant as specified in its charter)
Minnesota
(State or other jurisdiction of                       41-0831186
incorporation or organization)                        (I.R.S. Employer
                                                      Identification No.)

                            4800 Quebec Avenue North
                          Minneapolis, Minnesota 55428
                    (Address of principal executive offices)
               Registrant's telephone number, including area code:
                                 (763) 537-3601
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.08

        ----------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2001 was approximately $4,485,000 based on the closing sale price of the Registrant's Common Stock on such date.

--------------------------------------------------------------------------------
 Number of shares of $0.08 par value Common Stock outstanding at March 1, 2001:
                                    1,604,163

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement to be dated April 6, 2001 for its Annual Meeting of Shareholders are incorporated by reference into
Part III.

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

         The Company designs, manufactures, and markets professional Camerz cameras, long-roll film magazines, photographic accessories, Norman electronic flash equipment, Nord photographic package printers and Lindahl photographic accessories. In October 2000 the Company acquired a non-photographic line, the BookEndz docking station for Apple PowerBook computers.

         (b) Financial Information About Segments.

         During the years ended December 31, 1999 and 1998, the Registrant was engaged in one industry which consisted of designing, manufacturing, and marketing professional photographic equipment. In 2000 the Company purchased a second product line, the BookEndz docking station for the Apple PowerBook computers. See Footnote 11 to Financial Statements for information about industry segments.

         (c) Narrative Description of Business.

         (c) (l)(i) Principal Products, Services and Markets. The Registrant designs, manufactures and markets Camerz professional cameras, long-roll film magazines, photographic accessories, Norman electronic flash equipment, and Nord photographic package printers. In November 2000 this product line was expanded by the purchase of the Lindahl product line which consists of lens shades, light filters and flash brackets. The product is manufactured in our existing facilities and distributed by use of our employee salesmen and nine independent representatives to the Lindahl dealers. In October 2000 the Company purchased the BookEndz docking station for Apple PowerBook computers. The product is manufactured in our existing facilities and distributed by use of our employee salesmen to end users and resellers of Apple products.

         The principal market for the Registrant's Camerz long-roll camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers. The market with respect to the Norman electronic flash equipment and Lindahl lens shades is broader, extending to all professional photographers and to experienced amateur photographers. The market for Nord photographic package printers is photographic processing labs which specialize in producing photographic color print packages such as those often produced for weddings and school photography. The market for the BookEndz docking station is the owner of the Apple PowerBook computer. The geographic market in which the Registrant competes with respect to long-roll camera equipment, flash equipment, printers and lens shades consists of the entire United States and, to a lesser extent, some foreign countries. The BookEndz docking station is sold internationally, although substantially all sales are in the United States.

         The Registrant markets most of its Camerz cameras, film magazines, Norman electronic flash and lighting equipment, Lindahl lens shades and photographic accessories through its three employee salesmen and part-time use of service employees. In addition, nine independent representatives are used to sell the Lindahl product line. Such equipment is marketed primarily under the tradenames, "Camerz", "Norman" and "Lindahl". The Nord printers are marketed through Bremson, Inc., an unaffiliated professional photographic supplier. BookEndz is marketed by use of the same employees that are used for the photographic products. It is expected that the sales force will remain at the current level during 2001.

         (c)(1)(ii) New Products and Services. In 2000 the Company introduced a modified long roll zoom camera called the ZIIM. The ZII was discontinued when the ZIII was introduced in 1997. However, due to customer demand it was reintroduced in 2000 with various enhancements. As previously discussed, a new product line was acquired in 2000, the BookEndz docking station. Also as previously discussed, the Lindahl photographic light shades were acquired in 2000.

         (c)(1)(iii) Sources and Availability of Raw Materials. Materials required for the Registrant's photographic equipment consist primarily of fabricated parts, lenses, electronic components, and lights, most of which are readily available from numerous sources. Material for the BookEndz product consist primarily of electronic components and fabricated parts which are readily available.

         (c)(1)(iv) Patents, Trademarks, Licenses, Franchises and Concessions. When the Company acquired the BookEndz product line it also acquired the exclusive license right to patent number 5,186,646. Upon payment of the amount due under the purchase agreement the Company will own the patent. The patent provides for multiple ports or connections which allows for easy and quick connection between two devices. Also in 2000, utility patent number 6,024,461 and design patent number 428,661 were issued for a lamphead having a multi-positional base and removable mountable reflector flashtube assembly. The patented lamphead is used in the Norman flash equipment product line and allows for interchange of the flashtube assembly on the lamphead.

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

         The Registrant is the owner of the registered trademark, "Camerz," and the logo-type used in connection with the sale of photographic equipment under the name Camerz. Also, the Registrant owns the registered trademarks "Smart System," "Portrait Express," "Nord," "ESP," "Lindahl" and a logo-type design referred to as the "Micrometer." Upon payment of the amounts due under the purchase contract, the Company will own the registered trademark "BookEndz" and now has the exclusive license to the name until the contract is paid.

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

         (c)(1)(v) Seasonal Fluctuations. The photographic equipment business, is somewhat seasonal, with a larger volume of sales from March through October. Historically, the BookEndz product has less sales volume in the summer months.

         (c)(1)(vi) Working Capital Practices. The Registrant believes that its working capital needs are typical to the industry. The nature of the Registrant's business does not require that it provide extended payment terms to customers. The Registrant maintains an inventory of raw material and finished products and permits customers to return only defective merchandise.

         (c)(1)(vii) Single Customer. During the years ended December 31, 2000, 1999 and 1998, the Company derived 50.0%, 16.5% and 15.1%, respectively, of its sales from an unaffiliated customer, Lifetouch Inc. and its affiliates. During the years ended December 31, 2000, 1999 and 1998, 4.8%, 10.8% and 5.7%,
respectively, of the Company's sales were from another unaffiliated customer, CPI Corp. During the year ended December 31, 2000, 1999, and 1998, 0.5%, 10.0% and 6.8%, respectively, of it sales were from a third unaffiliated customer, PCA National, Inc.

         (c)(1)(viii) Backlog. The dollar amount of backlog believed by the Registrant to be firm at the years ended December 31, 2000, 1999 and 1998, is $2,872,000, $6,217,000 and $6,399,000, respectively. The Registrant anticipates that it will be able to fill all current backlog orders during the fiscal year ending December 31, 2001.

         (c)(1)(ix) Government Contracts. No material portion of the Registrant's business is subject to renegotiation of profits or termination of any contract or subcontract at the election of the Government.

         (c)(1)(x) Competition. Primary methods of competition for the Company's products are product performance, reliability, service, and delivery. The Registrant's two primary competitors with respect to such equipment are Sienna Imaging, Incorporated, acquired by Gretag Imaging Group in 2000, which sells photographic printers, and Beattie Systems, Inc., which sells long-roll cameras. Because of varying product lines, the Registrant is unable to state accurately its competitive position in relation to such competitors. In the somewhat broader market in which the Norman professional studio electronic flash equipment competes, there are approximately ten significant competitors, several of which are well established. The Registrant is unable to state accurately Norman's overall competitive position in relation to such competitors. Norman's dominant competitors are Broncolor, Dynalite, White Lighting, Photogenic, ProFoto and Speed-O-Tron. The Lindahl lens shades and BookEndz docking station have no known competitors.

         (c)(1)(xi) Research and Development. For the years ended December 31, 2000, 1999 and 1998, the Registrant spent $551,000, $588,000 and $957,000, respectively, on research activities relating to the development of new products, services, and production engineering. The Company intends to maintain its level of spending on research and development.

         (c)(1)(xii) Environmental Regulation. Federal, state and local laws and regulations with respect to the environment have had no material effect on the Registrant's capital expenditures, earnings, or respective competitive positions.

         (c)(1)(xiii) Employees. As of December 31, 2000, the Registrant had 75 full time employees and 6 part time employees. The Registrant utilizes subcontract personnel on a temporary basis to supplement its regular work force which totaled 2 people as of December 31, 2000.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Registrant has no operations based outside of the United States. During each of the last three years ended December 31, 2000, slightly more than 5% of the Registrant's consolidated sales were derived from export sales.


ITEM 2. PROPERTIES

         The Registrant's principal property is located at 4800 Quebec Avenue North, Minneapolis, Minnesota. The building at that location consists of 60,000 square feet and is located on 3 1/2 acres of land. The building was constructed in 1971 and was purchased in 1980. Extensive remodeling has been done to meet the specific needs of the Company. The Registrant first occupied the building during the fall of 1980, and uses the building for the manufacturing of all its products and as corporate offices.

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


ITEM 3. LEGAL PROCEEDINGS

         The Registrant is not a party to, and none of its property is the subject of, any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the Registrant's quarter ending December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND
PRESENT POSITION OF OFFICER                  BUSINESS EXPERIENCE
---------------------------                  -------------------

John R. Helmen, 60                  Mr. Helmen has been President of the
                                    Registrant since April 1997. In August 1997,
Chief Executive Officer             the Board of Directors appointed him CEO and
and President                       a director of the Registrant. Mr. Helmen was
                                    employed by Supra Color Labs, Inc. as Vice
                                    President, Director of Sales and Marketing from 1977 through 1979, President from 1979 through 1993, and General Manager after the sale of Supra Color to Burrel Professional
                                    Labs in 1993.

Curtis R. Jackels, 54               Mr. Jackels has been Vice President-Finance
                                    of the Registrant since August 1985 and
Vice President -                    Treasurer since November 1980. Mr. Jackels
Finance                             was controller from June 1978 to November
                                    1980. Prior to June, 1978, Mr. Jackels was employed by two public accounting firms. Mr.
                                    Jackels is a certified public accountant and has a Master of Business Administra- tion degree from the University of Wisconsin.

Mark J. Simonett, 44                Mr. Simonett has served as the Registrant's
                                    General Counsel and Personnel Director since
Vice President and                  September 1992, as Secretary since May 1993,
Secretary                           and as Vice President since May 1998 to June
                                    30, 1999. Beginning July 1, 1999, Mr.
                                    Simonett continued to serve part-time as General Counsel and Secretary and became a Director of the Registrant in April 2000.
                                    Mr. Simonett also works as an attorney on contract with the Law Department of Schwan's
                                    Sales Enterprises, Inc.



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

                                     PART II

The information required by Items 5, 6, 7, 7A and 8 of Part II is incorporated herein by reference to the sections labeled "Stock Market Information," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and Notes and the Independent Auditor's Report which appear in the Registrant's Annual Report to Shareholders for the year ended December 31, 2000. With respect to Item 9, no change of accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure has occurred.

                                    PART III

Items 10, 11, 12 and 13 of Part III, except for certain information relating to Executive Officers included in Part I, are omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2000, a definitive proxy statement containing information pursuant to Regulation l4A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

         (a) Documents filed as Part of this Report.

         (a)(l) Financial Statements.

                                                                            Page
                                                                            ----
Independent Auditor's Report...............................................   *

Statements of Operations for the years ended
December 31, 2000, 1999 and 1998...........................................   *

Statements of Changes in Stockholders' Equity for the years ended
December 31, 2000, 1999 and 1998 ..........................................   *

Balance Sheets at December 31,
2000 and 1999..............................................................   *

Statements of Cash Flows for the years ended December 31,
2000, 1999 and 1998........................................................   *

-------------------------------
*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, a copy of which is included in this Form 10-K as Exhibit 13.

                                                                            Page
                                                                            ----

Notes to Consolidated Financial Statements.................................   *


         (a)(2) Consolidated Financial Statement Schedules.

Auditor's Consent and Report on Schedules..................................   9



Schedule IX -        Valuation and Qualifying Accounts
                     for the years ended December 31, 2000, 1999
                     and 1998..............................................  10


All other schedules have been omitted because they are not applicable or are not required, or because the required information has been given in the Consolidated Financial Statements or notes thereto.

         (a)(3)   Exhibits. See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. A Form 8-K, dated October 19, 2000, was filed during the last fiscal quarter of the Registrant's 2000 fiscal year regarding the acquisition of the BookEndz product.

         (c)      Exhibits. Reference made to item 14 (A)(3)

         (d)      Schedules. Reference made to item 14 (A)(2)





-------------------------------
*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, a copy of which is included in this Form 10-K as Exhibit 13.

                    AUDITOR'S CONSENT AND REPORT ON SCHEDULES




Board of Directors and
Stockholders
Photo Control Corporation



We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Photo Control Corporation for the year ended December 31, 2000 of our report, dated January 19, 2001, appearing in the Company's 2000 Annual Report to Shareholders. We also consent to the incorporation by reference of such report in the registration statements on Form S-8 for the Photo Control Stock Option Plan.

In the course of our audit of the financial statements referred to in our report, dated January 19, 2001, included in the Company's 2000 Annual Report to Shareholders, we also audited the supporting schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, the schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  VIRCHOW, KRAUSE & COMPANY, LLP



January 19, 2001
Minneapolis, Minnesota

                            PHOTO CONTROL CORPORATION
          SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                           COLUMN B                COLUMN C                   COLUMN D            COLUMN E
--------                           --------                --------                   --------            --------

                                                  ADDITIONS
                                                   CHARGED        ADDITIONS
                                   BALANCE        (CREDITED)       CHARGED
                                     AT           TO COSTS         TO OTHER                                BALANCE
                                  BEGINNING          AND           ACCOUNTS           DEDUCTIONS           AT END
DESCRIPTION                        OF YEAR        EXPENSES         DESCRIBE            DESCRIBE            OF YEAR
-----------                        -------        --------         --------            --------            -------
YEAR ENDED DECEMBER 31, 2000

    Allowance for Doubtful
    Accounts                    $     40,000    $      2,952     $        618(a)     $     (3,570)(b)    $     40,000
                                ============    ============     ============        ============        ============

    Allowance  for Inventory
    Obsolescence                $  1,642,000    $    395,487                         $   (437,487)(c)    $  1,600,000
                                ============    ============     ============        ============        ============


YEAR ENDED DECEMBER 31, 1999

    Allowance for Doubtful

    Accounts                    $     40,000    $     (9,343)    $      4,492(a)     $      4,851(b)     $     40,000
                                ============    ============     ============        ============        ============

    Allowance for Inventory
    Obsolescence                $  1,462,000    $    235,750                         $    (55,750)(c)    $  1,642,000
                                ============    ============     ============        ============        ============


YEAR ENDED DECEMBER 31, 1998

    Allowance for Doubtful
    Accounts                    $     95,000    $     12,810     $      1,985(a)     $    (69,795)(d)    $     40,000
                                ============    ============     ============        ============        ============

    Allowance for Inventory
    Obsolescence                $  1,150,000    $    208,110     $    138,000(e)     $    (34,110)(c)    $  1,462,000
                                ============    ============     ============        ============        ============


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

                                               PHOTO CONTROL CORPORATION

Date: March 9, 2001                     By /s/ John R. Helmen
                                        John R. Helmen
                                        Chief Executive Officer,
                                        President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2001                     /s/ John R. Helmen
                                        John R. Helmen, Chief Executive Officer,
                                        President and Director
                                        (principal executive officer)


Date: March 9, 2001                     /s/ Curtis R. Jackels
                                        Curtis R. Jackels, Vice President
                                        and Treasurer (principal financial and
                                        principal accounting officer)


Date: March 9, 2001                     /s/ James R. Loomis
                                        James R. Loomis, Director


Date: March 9, 2001                     /s/ Mark J. Simonett
                                        Mark J. Simonett, Director and Secretary


Date: March 9, 2001                     /s/ Scott S. Meyers
                                        Scott S. Meyers, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

        ----------------------------------------------------------------

                            PHOTO CONTROL CORPORATION

                           COMMISSION FILE NO.: 0-7475

        ----------------------------------------------------------------

                            E X H I B I T  I N D E X
                                       FOR
                   FORM 10-K FOR YEAR ENDED DECEMBER 31, 2000

                                                                   Page Number
                                                                   in Sequential
                                                                   Numbering
                                                                   of all Form
                                                                   10-K and
                                                                   Exhibit Pages
                                                                   -------------
EXHIBIT

3.1      Registrant's Restated Articles of Incorporation, as              *
         amended - incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

3.2      Registrant's bylaws as amended - incorporated by                 *
         reference to Exhibit 3.2 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended June 30, 1989.


10.1     Executive Salary Continuation Plan adopted August 9, 1985        *
         together with Exhibits - incorporated by reference to            **
         Exhibit 10.4 to the Registrant's Annual Report on Form
         10-K for the year ended June 30, 1986.

10.2     The Registrant's 1983 Stock Option Plan - incorporated by        *
         reference to Exhibit 10.4 to the Registrant's                    **
         Annual Report on Form 10-K for the fiscal year ended June 30, 1989.


10.3     Form of Stock Option Agreement under the Registrant's            *
         1983 Stock Option Plan - incorporated by reference to            **
         Exhibit 5 to the Registrant's Registration Statement on
         Form S-8, Reg. No. 2-85849.

10.4     Cash bonus plan for officers and key employees -                 *
         incorporated by reference to the Registrant's Annual             **
         Report on Form 10-K for the fiscal year ended December 31, 1999.

                                                                   Page Number
                                                                   in Sequential
                                                                   Numbering
                                                                   of all Form
                                                                   10-K and
                                                                   Exhibit Pages
                                                                   -------------

10.5     Amendment to Stock Option Plan August 29, 1994 -                 *
         incorporated by reference to Exhibit 10.5 to the                 **
         Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 ended December 31, 1994.

10.6     Amendment to Stock Option Plan, February 23, 1996 -              *
         incorporated by reference to Exhibit 10.6 to the                 **
         Registrant's annual report on form 10-K for the fiscal year ended December 31, 1995.

10.7     Amendment to Stock Option Plan, November 7, 1997 -               **
         incorporated by reference to Exhibit 10.7 to the Registrant's annual report on form 10-K for the fiscal year ended December 31, 1997.

10.8     Purchase and license agreement of BookEndz product line -        *
         incorporated by reference to Exhibit 10.1 to the Registrants report on form 8-K dated October 19, 2000.

11       Statement re computation of per share earnings                   14

13       Report to Shareholders for the year
         ended December 31, 2000                                    15 to 30

23       Consent of Independent Auditors                                  31

25       Power of Attorney from Messrs. Helmen, Jackels,                  32
         Loomis, Simonett and Meyers.



*Incorporated by reference

** Indicates management contracts or compensation plans or arrangements required to be filed as exhibits.