Form 10-Q
period 2001-03-31
PHOTO CONTROL CORP
filed 2001-04-27
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2001                   Commission File Number 0-7475
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


Yes _X_   No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                                  Outstanding at April 20, 2001
--------------------------------------             -----------------------------
Common Stock, par value $.08                              1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            -------------------------



PART I                                                               Page Number
------                                                               -----------

         ITEM 1:  Financial Information

                    Balance Sheet -
                     March 31, 2001 and December 31, 2000               3

                    Statement of Operations -
                     Three Months Ended March 31, 2001 and 2000         4

                    Statement of Cash Flows -
                     Three Months Ended March 31, 2001 and 2000         5

                    Notes to Financial Statements                      6

         ITEM 2:  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                         7


PART II
-------

         ITEM 2:  Changes in Securities                                 8


         ITEM 6:  Exhibits and Reports on Form 8-K                      8

                            PHOTO CONTROL CORPORATION
                            -------------------------
                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)

                                                      MARCH 31       DECEMBER 31
                                                        2001            2000
                                                        ----            ----
          ASSETS
Current Assets
   Cash                                            $  1,979,963    $  1,254,660
   Accounts Receivable                                  682,148       1,283,855
   Inventories                                        4,165,018       3,771,263
   Prepaid Expenses                                      42,871          77,891
                                                   ------------    ------------
         Total Current Assets                         6,870,000       6,387,669
                                                   ------------    ------------

Other Assets
   Patent Right, Net of Amortization                  1,581,115       1,625,446
   Cash Value of Life Insurance                          91,896         331,266
   Deferred Income Taxes                                160,000         160,000
                                                   ------------    ------------
         Total Other Assets                           1,833,011       2,116,712
                                                   ------------    ------------

Plant and Equipment
   Land and Building                                  2,310,823       2,310,823
   Machinery and Equipment                            2,546,946       2,542,133
   Accumulated Depreciation                          (3,309,988)     (3,281,718)
                                                   ------------    ------------
         Total Plant and Equipment                    1,547,781       1,571,238
                                                   ------------    ------------

                                                   $ 10,250,792    $ 10,075,619
                                                   ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current Portion of Purchase Contract            $    240,000    $    240,000
   Accounts Payable                                     254,837         377,164
   Accrued Payroll and Employee Benefits                233,059         387,896
   Accrued Expenses                                     387,805         249,679
   Accrued Income Taxes                                 160,220         183,830
                                                   ------------    ------------
         Total Current Liabilities                    1,275,921       1,438,569
                                                   ------------    ------------

Other Accrued Expense
   Deferred Compensation                                852,430         762,810
   Amount Due on Purchase Contract                      480,800         504,240
                                                   ------------    ------------
                                                      1,333,230       1,267,050
                                                   ------------    ------------
Stockholders' Equity

   Common Stock                                         128,333         128,333
   Additional Paid-In Capital                         1,393,484       1,393,484
   Retained Earnings                                  6,119,824       5,848,183
                                                   ------------    ------------
         Total Stockholders' Equity                   7,641,641       7,370,000
                                                   ------------    ------------

                                                   $ 10,250,792    $ 10,075,619
                                                   ============    ============

                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                            -------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (UNAUDITED)



                                   THREE MONTHS ENDED MARCH 31
                                   ---------------------------
                                       2001           2000
                                       ----           ----

Net Sales                          $ 3,093,996    $ 2,108,592
Cost of Sales                        1,951,136      1,583,380
                                   -----------    -----------
  Gross Profit                       1,142,860        525,212

Expenses
   Marketing & Administrative          496,971        467,762
   Research, Development & Eng.        207,248        141,182
                                   -----------    -----------
      Total Expenses                   704,219        608,944
                                   -----------    -----------

Income (Loss) Before Taxes             438,641        (83,732)

Income Tax                             167,000
                                   -----------    ------------

Net Income (Loss)                  $   271,641    $   (83,732)
                                   ===========    ===========

Net Income (Loss) Per Common
  Share - Basic                    $       .17    $      (.05)
                                   ===========    ===========

Net Income (Loss) Per Common
  Share - Diluted                  $       .16    $      (.05)
                                   ===========    ===========



                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                            -------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)

                                                                MARCH 31
                                                                --------
                                                          2001           2000
                                                          ----           ----
Cash flows from operating activities:
     Net from operations                             $   271,641    $   (83,732)
     Items not affecting cash-
         Depreciation                                     69,000         66,000
         Deferred compensation                            36,000         37,500
         Loss on sale of equipment                        12,574          9,274
         Amortization                                     44,331
     Payment of deferred compensation                   (161,713)       (16,619)
     Change in:
         Receivables                                     601,707        281,667
         Inventories                                    (393,755)      (383,655)
         Prepaid Expenses                                 35,020         59,130
         Accounts Payable                               (122,327)       168,799
         Accrued Expenses                                (16,711)      (457,515)
         Accrued Income Taxes                            (23,610)
                                                     -----------    -----------
                  Net Cash provided by (used in)
                   operating activities                  352,157       (319,151)
                                                     -----------    -----------
Cash flows from investing activities:
         Additions to plant and equipment                (97,263)        (9,800)
         Additions to cash value of life insurance        (3,888)        (8,691)
         Proceeds from sale of equipment                  39,146
         Proceeds from life insurance                    458,591
                                                     -----------    -----------
                  Net cash provided by (used in)
                   investing activities                  396,586        (18,491)
                                                     -----------    -----------
Cash flow from financing activities:
         Payment on purchase contract                    (23,440)
                                                     -----------    -----------

Change in cash and cash equivalent                       725,303       (337,642)
Beginning cash and cash equivalent                     1,254,660        819,302
                                                     -----------    -----------

Ending cash and cash equivalent                      $ 1,979,963    $   481,660
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (UNAUDITED)


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

NOTE 2

         Inventories are analyzed as follows:

                                            MARCH 31              DECEMBER 31
                                              2001                   2000
                                              ----                   ----

            Raw Materials                  $3,501,668             $3,337,770

            Work in Progress                  482,374                436,780

            Finished Goods                  1,780,976              1,596,713

            Reserve for Obsolescence       (1,600,000)            (1,600,000)
                                           ----------             ----------

                                           $4,165,018             $3,771,263
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

                            PHOTO CONTROL CORPORATION
                            -------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------


RESULTS OF OPERATIONS

Sales for the first quarter ended March 31, 2001 were $3,094,000, an increase of 46.7% and $985,000 from the first quarter in 2000. The camera product line sales increased $742,000, the printer product line sales decreased $36,000 and the flash equipment product line sales increased $24,000. Two new product lines, Lindahl shades and BookEndz docking stations, acquired in the fourth quarter of 2000, provided $255,000 of sales. The increase in camera product line sales is attributable to a 305% increase in sales of our standard zoom lens camera to two customers. It is not expected that this magnitude of increase will occur into future periods. The printer product line had a slight decrease in sales, with the overall long-term sales trend downward. An increase in OEM orders accounted for the sales increase of $24,000 in the flash equipment product line.

The gross profit margin for the first quarter of 2001 increased to 36.9% compared to 24.9% from the first quarter of 2000. Gross margin varies depending upon the product mix of sales. Management expects that the margins for the year 2001 will be approximately 30%.

Research, development and engineering expenses increased by $66,000 and marketing and administrative expenses increased $29,000 for the first quarter of 2001 compared to the first quarter of 2000. The engineering expense increase reflects additional staff and increased product development activity. The increase in marketing and administrative expense reflects additional compensation because of the profit in the first quarter of 2001.

LIQUIDITY & CAPITAL RESOURCES

Cash increased by $725,000 to $1,980,000 since December 31, 2000. Operations for the quarter resulted in $352,000 of positive cash flow. Also proceeds from life insurance policies provided cash of $458,000. The deferred compensation plan was funded by these life insurance policies and offsets the cost incurred under the plan. At March 31, 2001 there was no borrowing under the line of credit.

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

ITEM 2.  CHANGES IN SECURITIES

                                  Common Stock
                                  ------------
                                                      Additional
                                Number of              Paid In       Retained
                                 Shares     Amount     Capital       Earnings
                                 ------     ------     -------       --------
Balance at
   December 31, 2000           1,604,163   $128,333   $1,393,484   $5,848,183

Net Income                                                            271,641
                               ---------   --------   ----------   ----------

Balance at
    March 31, 2001             1,604,163   $128,333   $1,393,484   $6,119,824
                               =========   ========   ==========   ==========


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

B.       Reports on Form 8-K - There was no Form 8-K filed during the quarter.

               PHOTO CONTROL CORPORATION
               -------------------------------------
                          (Registrant)



April 27, 2001    /s/ J. R. Helmen
-------------     ------------------------------------
  Date            J. R. Helmen, President and Chief Executive Officer


April 27, 2001    /s/ C. R. Jackels
--------------    ------------------------------------
  Date            C. R. Jackels, Vice President-Finance