Form 10-Q
period 2001-06-30
PHOTO CONTROL CORP
filed 2001-07-27
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For Quarter Ended June 30, 2001	Commission File Number 0-7475

PHOTO CONTROL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0831186
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4800 Quebec Avenue North, Minneapolis, Minnesota	55428
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number (763) 537-3601

(Former name, former address, and former fiscal year if changes since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at July 13, 2001
Common Stock, par value $.08	1,604,163 Shares

PHOTO CONTROL CORPORATION
INDEX

PART I	Page Number

Item 1:	Financial Information

Balance Sheet – June 30, 2001 and December 31, 2000	3

Statement of Operations – Six Months and Three Months Ended June 30, 2001 and 2000	4

Statement of Cash Flows – Six Months Ended June 30, 2001 and 2000	5

Notes to Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II

Item 2:	Changes in Securities	9

Item 4:	Results of Vote of Security Holders	9

Item 6:	Exhibits and Reports on Form 8-K	9

PHOTO CONTROL CORPORATION
BALANCE SHEET
(Unaudited)

	June 30 2001	December 31 2000
ASSETS
Current Assets
Cash	$2,543,680	$1,254,660
Accounts Receivable	494,105	1,283,855
Inventories	3,842,734	3,771,263
Prepaid Expenses	94,923	77,891

Total Current Assets	6,975,442	6,387,669

Other Assets
Patent Right, Net of Amortization	1,536,784	1,625,446
Cash Value of Life Insurance	91,896	331,266
Deferred Income Taxes	160,000	160,000

Total Other Assets	1,788,680	2,116,712

Plant and Equipment
Land and Building	2,310,823	2,310,823
Machinery and Equipment	2,573,672	2,542,133
Accumulated Depreciation	(3,378,988)	(3,281,718)

Total Plant and Equipment	1,505,507	1,571,238

	$10,269,629	$10,075,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current Portion of Purchase Contract	$240,000	$240,000
Accounts Payable	365,324	377,164
Accrued Payroll and Employee Benefits	268,016	387,896
Accrued Expenses	232,622	249,679
Accrued Income Taxes		183,830

Total Current Liabilities	1,105,962	1,438,569

Other Accrued Expense
Deferred Compensation	906,105	762,810
Amount Due On Purchase Contract	432,600	504,240

	1,338,705	1,267,050

Stockholders’ Equity
Common Stock	128,333	128,333
Additional Paid-In Capital	1,393,484	1,393,484
Retained Earnings	6,303,145	5,848,183

Total Stockholders’ Equity	7,824,962	7,370,000

	$10,269,629	$10,075,619

See accompanying notes to financial statements.

PHOTO CONTROL CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

Net Sales	$3,159,355	$3,718,870	$6,253,351	$5,827,462
Cost of Sales	2,214,823	2,591,760	4,165,959	4,175,140

Gross Profit	944,532	1,127,110	2,087,392	1,652,322

Expenses
Marketing & Administrative	441,762	496,445	938,733	964,207
Research, Development & Eng	207,448	125,172	414,696	266,354

Total Expenses	649,210	621,617	1,353,429	1,230,561

Income Before Income Taxes	295,322	505,493	733,963	421,761

Income Tax	112,000		279,000

Net Income	$183,322	$505,493	$454,963	$421,761

Net Income Per Common
Share – Basic	$.11	$.31	$.28	$.26

Net Income Per Common
Share – Diluted	$.11	$.30	$.27	$.25

See accompanying notes to financial statements.

PHOTO CONTROL CORPORATION
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2001	2000
Cash flows from operating activities:
Net from operations	$454,963	$421,762
Items not affecting cash-
Depreciation	138,000	132,000
Deferred compensation	108,000	75,000
Loss on sale of equipment	12,574	12,889
Amortization	88,662
Payment of deferred compensation	(180,038)	(34,982)
Change in:
Receivables	789,750	(286,752)
Inventories	(71,471)	166,256
Prepaid Expenses	(17,032)	74,430
Accounts Payable	(11,841)	160,714
Accrued Expenses	(128,157)	(240,474)
Accrued Income Taxes	(192,610)

Net cash provided by operating activities	990,800	480,843

Cash flows from investing activities:
Additions to plant and equipment	(123,989)	(41,650)
Additions to cash value of life insurance	(3,888)	(13,494)
Proceeds from sale of equipment	39,146
Proceeds from life insurance	458,591

Net cash provided by(used in)
investing activities	369,860	(55,144)

Cash flow from financing activities:
Payment on purchase contract	(71,640)

Change in cash and cash equivalent	1,289,020	425,699
Beginning cash and cash equivalent	1,254,660	819,302

Ending cash and cash equivalent	$2,543,680	$1,245,001

See Accompanying notes to financial statements

PHOTO CONTROL CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(Unaudited)

NOTE 1

Notes to financial statements presented herein do not include all the footnotes normally presented in the Company’s annual report to stockholders.

The accompanying financial statements reflect, in the opinion of management, all normal and recurring adjustments necessary to a fair presentation of financial position, results of operations, and cash flows for the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2

Inventories are analyzed as follows:

	June 30 2001	December 31 2000

Raw Materials	$3,364,075	$3,337,770

Work in Progress	322,512	436,780

Finished Goods	1,756,147	1,596,713

Reserve for Obsolescence	(1,600,000)	(1,600,000)

	$3,842,734	$3,771,263

NOTE 3

Net Income per common share is computed based on the weighted average number of common shares outstanding during the period when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the Treasury Stock method when computing the diluted earnings per share.

PHOTO CONTROL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Sales for the second quarter ended June 30, 2001 were $3,159,000, an decrease of 15.0% from the same quarter in the prior year. Sales for the six months ended June 30, 2001 were $6,253,000, an increase of 7.3% over the same period in the prior year. Lighting sales increased $436,000 for the second quarter and $460,000 for the year to date period, as compared to the same periods in the prior year. An increase in orders from large customers accounted for the sales increases in the lighting product line. The camera product line accounts for an decrease in sales of $1,315,000 for the second quarter and $573,000 for the year to date period, as compared to the same periods in the prior year. The decrease in camera product line sales is attributable to a decrease in sales as compared to last year under the $6,200,000 camera contract. Shipment under this contract began in December of 1999 and will be completed in July 2001. Sales of the third product line, printers, decreased by $82,000 for the second quarter and decreased $119,000 for the year to date period, as compared to the same periods in the prior year. The sales trend for the printer line continues to decline because the optical photographic printer market continues to experience consolidation and excess capacity. Two new product lines, Lindahl shades and BookEndz docking stations, acquired in the fourth quarter of 2000, provided $401,000 of sales in the second quarter and $658,000 for the six months in 2001.

The gross profit margin for the second quarter of 2001 decreased to 29.9% from 30.3% in the second quarter of 2000. The gross profit margin for the six months ended June 30, 2001 increased to 33.4% from 28.3% in the prior year period. Gross margin varies depending upon the product mix of sales. Management expects that the margins for the year 2001 will be approximately 30%.

Marketing and administrative expenses increased as a percentage of sales to 14.0% for the second quarter of 2001 from 13.3% for the second quarter of 2000 and decreased to 15.0% for the first six months of 2001 from 16.5% for the same period in 2000. Marketing and administrative expenses decreased $55,000 for the second quarter of 2001 as compared to the second quarter of 2000 and decreased $25,000 for the first six months of 2001 compared to the same period in 2000. Research, development and engineering expense increased by $82,000 for the second quarter of 2001 compared to the second quarter of 2000 and increased by $148,000 for the first six months of 2001 compared to the same period of 2000. The decrease in the marketing and administrative expense reflects decreased compensation as a result of fewer sales staff. The engineering expense increase reflects additional staff and increased product development activity.

LIQUIDITY & CAPITAL RESOURCES

Cash increased by $1,289,000 to $2,543,000 since December 31, 2000. Operations for the six months ended June 30, 2001 resulted in $991,000 of positive cash flow.

At June 30, 2001 there is no borrowing under the line of credit. The Company can borrow up to $1,000,000 under its line of credit. The line is unsecured, at the prime rate of interest and renewed annually in May.

The Company believes that its cash flow from future operations and available borrowing capacity will be sufficient to finance operations and capital requirements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements included or incorporated by reference in this Quarterly Report on Form 10-Q which are not historical in nature are identified as “forward looking statements” for the purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

ITEM 2.    Changes in Securities

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Retained Earnings
Balance at
December 31, 2000	1,604,163	$128,333	$1,393,484	$5,848,183
Net Income				454,963

Balance at
June 30, 2001	1,604,163	$128,333	$1,393,484	$6,303,146

ITEM 4.    Results of Vote of Security Holders

At the annual meeting of stockholders held on May 17, 2001 the following matters were approved by the Company’s stockholders:

1.	Set the number of directors at six (6). The voting results were: 1,401,796 For, 18,038 Against and 10,444 Abstained.

2.	Elected Mr. Curtis R. Jackels to the Board of Directors for a three-year term or until the election and qualification of a respective successor.

The voting results were as follows:

	FOR	TO WITHHOLD AUTHORITY
Curtis R. Jackels	1,412,652	17,626

Messrs. James R. Loomis, John R. Helmen and Scott S. Meyers are directors of the Company whose terms of office continued after the annual meeting of stockholders.

ITEM 6.     Exhibit and Reports on Form 8-K

A.	Exhibits – None
B.	Reports on Form 8-K – None

PHOTO CONTROL CORPORATION
(Registrant)

7/27/01	/S/ J. R. Helmen
Date	J. R. Helmen, Chairman

7/27/01	/S/ C. R. Jackels
Date	C. R. Jackels, President, CEO and CFO