Form 10-Q
period 2001-09-30
PHOTO CONTROL CORP
filed 2001-10-26
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001               Commission File Number 0-7475
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

Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                                   Outstanding at October 12, 2001
----------------------------                     -------------------------------
Common Stock, par value $.08                            1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            -------------------------


PART I                                                               Page Number
------                                                               -----------
      ITEM 1:  Financial Information

               Balance Sheet -
                 September 30, 2001 and December 31, 2000                 3

               Statement of Operations -
                 Nine Months and Three Months Ended
                 September 30, 2001 and 2000                              4

               Statement of Cash Flows -
                 Nine Months Ended September 30, 2001 and 2000            5

               Notes to Financial Statements                              6

      ITEM 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                              7


PART II

      ITEM 2:  Changes in Securities                                      9

      ITEM 6:  Exhibits and Reports on Form 8-K                           9

                            PHOTO CONTROL CORPORATION
                            -------------------------
                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)

                                                          SEPTEMBER 30      DECEMBER 31
                                                              2001             2000
                                                          ------------     ------------
                     ASSETS
                     ------
Current Assets
   Cash                                                   $  3,022,149     $  1,254,660
   Accounts Receivable                                         864,085        1,283,855
   Inventories                                               3,419,412        3,771,263
   Prepaid Expenses                                            142,723           77,891
                                                          ------------     ------------
         Total Current Assets                                7,448,369        6,387,669
                                                          ------------     ------------

Other Assets
   Patent Right, Net of Amortization                         1,492,453        1,625,446
   Cash Value of Life Insurance                                 91,896          331,266
   Deferred Income Taxes                                       160,000          160,000
                                                          ------------     ------------
         Total Other Assets                                  1,744,349        2,116,712
                                                          ------------     ------------

Plant and Equipment
   Land and Building                                         2,310,823        2,310,823
   Machinery and Equipment                                   2,608,187        2,542,133
   Accumulated Depreciation                                 (3,447,988)      (3,281,718)
                                                          ------------     ------------
         Total Plant and Equipment                           1,471,022        1,571,238
                                                          ------------     ------------

                                                          $ 10,663,740     $ 10,075,619
                                                          ============     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities
   Current Portion of Purchase Contract                   $    240,000     $    240,000
   Accounts Payable                                            252,407          377,164
   Accrued Payroll and Employee Benefits                       368,266          387,896
   Accrued Expenses                                            402,501          249,679
   Accrued Income Taxes                                        112,220          183,830
                                                          ------------     ------------
         Total Current Liabilities                           1,375,394        1,438,569
                                                          ------------     ------------


Other Accrued Expense
   Deferred Compensation                                       917,780          762,810
   Amount Due on Purchase Contract                             351,040          504,240
                                                          ------------     ------------
                                                             1,268,820        1,267,050
                                                          ------------     ------------

Stockholders' Equity
   Common Stock                                                128,333          128,333
   Additional Paid-In Capital                                1,393,484        1,393,484
   Retained Earnings                                         6,497,709        5,848,183
                                                          ------------     ------------
         Total Stockholders' Equity                          8,019,526        7,370,000
                                                          ------------     ------------

                                                          $ 10,663,740     $ 10,075,619
                                                          ============     ============

                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                            -------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (UNAUDITED)


                                       THREE MONTHS                   NINE MONTHS
                                    ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                   ---------------------       ------------------------

                                      2001          2000          2001          2000
                                      ----          ----          ----          ----
Net Sales                          $2,953,330    $3,720,897    $9,206,681    $9,548,359
Cost of Sales                       2,059,447     2,550,954     6,225,406     6,726,094
                                   ----------    ----------    ----------    ----------
  Gross Profit                        893,883     1,169,943     2,981,275     2,822,265

Expenses
   Marketing & Administrative         400,049       431,431     1,338,782     1,395,638
   Research, Development & Eng        178,270       139,158       592,966       405,512
                                   ----------    ----------    ----------    ----------

      Total Expenses                  578,319       570,589     1,931,748     1,801,150
                                   ----------    ----------    ----------    ----------

Income Before Income Taxes            315,564       599,354     1,049,527     1,021,115

Income Tax                            121,000                     400,000
                                   ----------    ----------    ----------    ----------

Net Income                         $  194,564    $  599,354    $  649,527    $1,021,115
                                   ==========    ==========    ==========    ==========

Net Income Per Common
  Share - Basic                    $      .12    $      .38    $      .40    $      .64
                                   ==========    ==========    ==========    ==========

Net Income Per Common
  Share - Diluted                  $      .12    $      .36    $      .39    $      .61
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

                            PHOTO CONTROL CORPORATION
                            -------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)


                                                                     NINE MONTHS
                                                                 ENDED SEPTEMBER 30
                                                            ---------------------------
                                                                2001            2000
                                                                ----            ----
Cash flows from operating activities:
     Net from operations                                    $   649,527     $ 1,021,115
     Items not affecting cash-
         Depreciation                                           207,000         198,000
         Deferred compensation                                  138,000         112,500
         Loss on sale of equipment                               11,574          12,889
         Amortization                                           132,993
     Payment of deferred compensation                          (198,361)        (51,601)
     Change in:
              Receivables                                       419,770         (45,576)
              Inventories                                       351,851       1,097,451
              Prepaid Expenses                                  (64,832)         18,853
              Accounts Payable                                 (124,760)        (60,446)
              Accrued Expenses                                  133,192        (214,077)
              Accrued Income Taxes                              (71,610)
                                                            -----------     -----------

               Net cash provided by operating activities      1,584,344       2,089,108
                                                            -----------     -----------

Cash flows from investing activities:
     Additions to plant and equipment                          (158,504)        (83,538)
     Additions to cash value of life insurance                   (3,888)        (18,297)
     Proceeds from sale of equipment                             40,146           8,975
     Proceeds from life insurance                               458,591
                                                            -----------     -----------
                  Net cash provided by(used in)
                   investing activities                         336,345         (92,860)
                                                            -----------     -----------

Cash flow from financing activities:
     Payment on purchase contract                              (153,200)
                                                            -----------     -----------

Change in cash and cash equivalent                            1,767,489       1,996,248
Beginning cash and cash equivalent                            1,254,660         819,302
                                                            -----------     -----------

Ending cash and cash equivalent                             $ 3,022,149     $ 2,815,550
                                                            ===========     ===========

                 See Accompanying notes to financial statements

                            PHOTO CONTROL CORPORATION
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                   (UNAUDITED)


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

NOTE 2
------
         Inventories are analyzed as follows:

                                          SEPTEMBER 30         DECEMBER 31
                                              2001                2000
                                              ----                ----

            Raw Materials                  $3,180,736          $3,337,770

            Work in Progress                  195,329             436,780

            Finished Goods                  1,643,347           1,596,713

            Reserve for Obsolescence       (1,600,000)         (1,600,000)
                                           ----------          ----------

                                           $3,419,412          $3,771,263
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

                            PHOTO CONTROL CORPORATION
                            -------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------

RESULTS OF OPERATIONS
---------------------

Sales for the third quarter ended September 30, 2001 were $2,953,000, a decrease of 20.6% from the same quarter in the prior year. Sales for the nine months ended September 30, 2001 were $9,206,000, a decrease of 3.6% over the same period in the prior year. Lighting sales increased $96,000 for the third quarter and $556,000 for the year to date period, as compared to the same periods in the prior year. An increase in orders from large customers accounted for the sales increases in the lighting product line. The camera product line accounts for a decrease in sales of $1,383,000 for the third quarter and $1,956,000 for the year to date period, as compared to the same periods in the prior year. The decrease in camera product line sales is attributable to a decrease in sales as compared to last year under the $6,200,000 camera contract. Shipment under this contract began in December of 1999 and was completed in August 2001. Sales of the third product line, printers, decreased by $4,000 for the third quarter and decreased $122,000 for the year to date period, as compared to the same periods in the prior year. The sales trend for the printer line continues to decline because the optical photographic printer market continues to experience consolidation and excess capacity. Two new product lines, Lindahl shades and BookEndz docking stations, acquired in the fourth quarter of 2000, provided $523,000 of sales in the third quarter and $1,181,000 for the nine months in 2001.

The gross profit margin for the third quarter of 2001 decreased to 30.3% from 31.4% in the third quarter of 2000. The gross profit margin for the nine months ended September 30, 2001 increased to 32.4% from 29.6% in the prior year period. Gross margin varies depending upon the product mix of sales. Management expects that the margins for the year 2001 will be approximately 30%.

Marketing and administrative expenses increased as a percentage of sales to 13.5% for the third quarter of 2001 from 11.6% for the third quarter of 2000 and decreased to 14.5% for the first nine months of 2001 from 14.6% for the same period in 2000. Marketing and administrative expenses decreased $31,000 for the third quarter of 2001 as compared to the third quarter of 2000 and decreased $57,000 for the first nine months of 2001 compared to the same period in 2000. Research, development and engineering expense increased by $39,000 for the third quarter of 2001 compared to the third quarter of 2000 and increased by $187,000 for the first nine months of 2001 compared to the same period of 2000. The decrease in the marketing and administrative expense reflects decreased compensation as a result of fewer sales staff. The engineering expense increase reflects additional staff and increased product development activity, both for the existing photographic product lines and the BookEndz product.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Cash increased by $1,767,000 to $3,022,000 since December 31, 2000. Operations for the nine months ended September 30, 2001 resulted in $1,584,000 of positive cash flow.

At September 30, 2001 there is no borrowing under the line of credit. The Company can borrow up to $1,000,000 under its line of credit. The line is unsecured, at the prime rate of interest and renewed annually in May.

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

ITEM 2.  CHANGES IN SECURITIES
------------------------------

                                   Common Stock
                             -----------------------   Additional
                              Number of                 Paid In      Retained
                               Shares       Amount      Capital      Earnings
                             ----------   ----------   ----------   ----------
Balance at
   December 31,2000           1,604,163   $  128,333   $1,393,484   $5,848,183

Net Income                                                             649,527
                             ----------   ----------   ----------   ----------

Balance at
   September 30, 2001         1,604,163   $  128,333   $1,393,484   $6,497,710
                             ==========   ==========   ==========   ==========



ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K
----------------------------------------

A.  Exhibits - None
B.  Reports on Form 8-K - None




                            PHOTO CONTROL CORPORATION
                            -------------------------
                                  (Registrant)


    10/26/01        /S/ J. R. Helmen
-----------------   -------------------------------------
      Date          J. R. Helmen, Chairman

    10/26/01        /S/ C. R. Jackels
-----------------   -------------------------------------
      Date          C. R. Jackels, President, CEO and CFO