Form 10-K405
period 2001-12-31
PHOTO CONTROL CORP
filed 2002-03-08
CIK 78311

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No: 0-7475

      --------------------------------------------------------------------
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

                                 (763) 537-3601
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.08

      --------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002 was approximately $2,962,000 based on the closing sale price of the Registrant's Common Stock on such date.

--------------------------------------------------------------------------------
 Number of shares of $0.08 par value Common Stock outstanding at March 1, 2002:
                                    1,604,163

                       DOCUMENTS INCORPORATED BY REFERENCE

1. This annual report on form 10-K consisting of 32 pages including exhibits. The exhibit index is on page 28.

2. Portions of the Registrant's definitive Proxy Statement to be dated April 5, 2002 for its Annual Meeting of Shareholders are incorporated by reference into
Part III.

                                      INDEX

                            PHOTO CONTROL CORPORATION

PART I.

     Item 1.  Business........................................................3

     Item 2.  Properties......................................................6

     Item 3.  Legal Proceedings...............................................6

     Item 4.  Submission of Matters to a vote of Security Holders.............6

              Executive Officers of Registrant................................7

PART II.

     Item 5.  Market for Registrant's Common Equity and Related

              Shareholder Matters.............................................8

     Item 6.  Selected Financial Data.........................................9

     Item 7.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations.............................10

     Item 7A. Quantitative and Qualitative Disclosure About

              Market Risk.....................................................12

     Item 8.  Financial Statements and Supplementary Data.....................13

     Item 9.  Changes in and Disagreements with Accountants on

              Accounting and Financial Disclosure.............................22

PART III.

     Item 10. Directors and Executive Officers of the Registrant..............23

     Item 11. Executive Compensation..........................................23

     Item 12. Security Ownership of Certain Beneficial Owners and

              Management......................................................23

     Item 13. Certain Relationships and Related Transactions..................23

PART IV.

     Item 14. Exhibits, Financial Statement Schedules, and

              Reports on Form 8-K.............................................24

              Signatures......................................................27

INDEX TO EXHIBITS.............................................................28

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

The Company designs, manufactures, and markets professional Camerz cameras, long-roll film magazines, photographic accessories, Norman electronic flash equipment, Nord photographic package printers and Lindahl photographic accessories. In October 2000, the Company acquired a non-photographic line, the Bookendz docking station for Apple PowerBook and IBook computers.

(b) Financial Information About Segments.

During the year ended December 31, 1999, the Registrant was engaged in one industry which consisted of designing, manufacturing, and marketing professional photographic equipment. In 2000 the Company purchased a second product line, the Bookendz docking station for the Apple PowerBook computers. See Footnote 11 to Financial Statements for information about industry segments for the years ended December 31, 2001 and 2000.

(c) Narrative Description of Business.

(c)(l)(i) Principal Products, Services and Markets. The Registrant designs, manufactures and markets Camerz professional cameras, long-roll film magazines, photographic accessories, Norman electronic flash equipment, and Nord photographic package printers. In November 2000 this product line was expanded by the purchase of the Lindahl product line which consists of lens shades, light filters and flash brackets. The Lindahl product line is manufactured in our existing facilities and distributed by use of our employee salesmen and eight independent representatives to the Lindahl dealers. In October 2000 the Company purchased the Bookendz docking station for Apple PowerBook computers. The Bookendz product line is manufactured in our existing facilities and distributed by use of our employee salesmen to end users and resellers of Apple products.

The principal market for the Registrant's Camerz long-roll camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers. The market with respect to the Norman electronic flash equipment and Lindahl lens shades is broader, extending to all professional photographers and to experienced amateur photographers. The market for Nord photographic package printers is photographic processing labs which specialize in producing photographic color print packages such as those often produced for weddings and school photography. The market for the Bookendz docking station is the owner of the Apple PowerBook or IBook computer. The geographic market in which the Registrant competes with respect to long-roll camera equipment, flash equipment, printers and lens shades consists of the entire United States and, to a lesser extent, some foreign countries. The Bookendz docking station is sold internationally, although substantially all sales are in the United States.

The Registrant markets most of its Camerz cameras, film magazines, Norman electronic flash and lighting equipment, Lindahl lens shades and photographic accessories through its three employee salesmen and through the part-time use of service employees. In addition, eight independent representatives are used to sell the Lindahl product line. These products are marketed primarily under the tradenames, "Camerz", "Norman", "Nord" and "Lindahl". Bookendz products are marketed by use of the same employees that are used for the photographic products. It is expected that the sales force will remain at the current level during 2002.

(c)(1)(ii) New Products and Services. In 2001 the Company introduced an updated version of the ZIII digital split view preview system which increased the size of the digital camera from 1.3 mega pixels to 2 mega pixels. A new 120 film size short roll film back for the ZII and ZIII cameras was also released. In the Norman product line a new higher powered battery charger for the 200C and 400B battery portable electronic flash system was introduced. The Allure C1000, a constant light source for video, digital and still imagery, was marketed in June 2001. A dock for the Apple IBook laptop computer was introduced in December 2001.

(c)(1)(iii) Sources and Availability of Raw Materials. Materials required for the Registrant's photographic equipment consist primarily of fabricated parts, lenses, electronic components, and lights, most of which are readily available from numerous sources. Material for the Bookendz product consist primarily of electronic components and fabricated parts which are readily available.

(c)(1)(iv) Patents, Trademarks, Licenses, Franchises and Concessions. When the Company acquired the Bookendz product line in 2000, it also acquired the exclusive license right to patent number 5,186,646. Upon payment of the amount due under the purchase agreement the Company will own the patent. The patent provides for multiple ports or connections which allows for easy and quick connection between two devices. Also in 2000, utility patent number 6,024,461 and design patent number 428,661 were issued for a lamphead having a multi-positional base and removable mountable reflector flashtube assembly. The patented lamphead is used in the Norman flash equipment product line and allows for interchange of the flashtube assembly on the lamphead. The Registrant received U.S. Patents Nos. 5,294,950 on March 15, 1994 and 5,812,895 on September 22, 1998 for an identification system for automated film and order processing including machine and human readable code.

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

(c)(1)(v) Seasonal Fluctuations. The photographic equipment business is somewhat seasonal, with a larger volume of sales from March through October. Historically, the Bookendz product has less sales volume in the summer months.

(c)(1)(vi) Working Capital Practices. The Registrant believes that its working capital needs are typical to the industry. The nature of the Registrant's business does not require that it provide extended payment terms to customers. The Registrant maintains an inventory of raw material and finished products and permits customers to return only defective merchandise.

(c)(1)(vii) Single Customer. During the years ended December 31, 2001, 2000 and 1999, the Company derived 27.7%, 50.0% and 16.5%, respectively, of its sales from an unaffiliated customer, Lifetouch Inc. and its affiliates. During the years ended December 31, 2001, 2000 and 1999, 15.5%, 4.8% and 10.8%,
respectively, of the Company's sales were from another unaffiliated customer, CPI Corp. During the years ended December 31, 2001, 2000, and 1999, 2.8%, 0.5% and 10.0%, respectively, of it sales were from a third unaffiliated customer, PCA National, Inc.

(c)(1)(viii) Backlog. The dollar amount of backlog believed by the Registrant to be firm at the years ended December 31, 2001, 2000 and 1999, is $965,000, $2,872,000 and $6,217,000, respectively. The Registrant anticipates that it will be able to fill all current backlog orders during the fiscal year ending December 31, 2002 except for $104,000 which will be shipped in 2003 at the customers request.

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

(c)(1)(xi) Research and Development. For the years ended December 31, 2001, 2000 and 1999, the Registrant spent $713,000, $551,000 and $588,000, respectively, on research activities relating to the development of new products, services, and production engineering. The Company intends to maintain its level of spending on research and development.

(c)(1)(xii) Environmental Regulation. Federal, state and local laws and regulations with respect to the environment have had no material effect on the Registrant's capital expenditures, earnings, or respective competitive positions.

(c)(1)(xiii) Employees. As of December 31, 2001, the Registrant had 58 full time employees and 6 part time employees. The Registrant utilizes subcontract personnel on a temporary basis to supplement its regular work force which totaled 5 people as of December 31, 2001.

(d) Financial Information About Foreign and Domestic Operations and Export Sales. The Registrant has no operations based outside of the United States. During each of the last three years ended December 31, 2001, slightly more than 5% of the Registrant's consolidated sales were derived from export sales.

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

The Registrant leases a four thousand square foot building in Burbank, California which housed a service and sales department. The facility was closed in October 1998 and the activities moved to Minnesota. The building is now sublet to a third party for the remainder of the lease term which expires on September 30, 2002.

The Registrant believes its present facilities are adequate for its current level of operation and provide for a reasonable increase in production activities.


ITEM 3. LEGAL PROCEEDINGS

The Registrant is not a party to, and none of its property is the subject of, any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Registrant's shareholders during the Registrant's quarter ending December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND
PRESENT POSITION OF OFFICER     BUSINESS EXPERIENCE
---------------------------------------------------

John R. Helmen, 61              Mr. Helmen was appointed Chairman of the
Chairman                        Registrant in June 2001 when he resigned from
                                his positions of President and CEO. He was the
                                President of the Registrant since April 1997. In
                                August 1997, the Board of Directors appointed
                                him CEO and a director of the Registrant. Mr.
                                Helmen was employed by Supra Color Labs, Inc. as
                                Vice President, Director of Sales and Marketing
                                from 1977 through 1979, President from 1979
                                through 1993, and General Manager after the sale
                                of Supra Color to Burrel Professional Labs in
                                1993


Curtis R. Jackels, 55           Mr. Jackels was appointed CEO and President of
Chief Executive Officer         the Registrant in June 2001. He had been Vice
President and Director          President-Finance of the Registrant since August
                                1985 and Treasurer since November 1980. He has been a director since May 2001. Mr. Jackels was controller from June 1978 to November 1980.
                                Prior to June, 1978, Mr. Jackels was employed by two public accounting firms.


Robert A. Leidlein, 52          Mr. Leidlein joined the Registrant in August
Vice President-Marketing        2001. From May 1995 to July 2001, Mr. Leidlein
                                was the Group Executive International Operations of Photo Marketing Association International.
                                From August 1985 to April 1995, Mr. Leidlein had been President of Photoquip.


Mark J. Simonett, 45            Mr. Simonett has served as the Registrant's
Secretary                       General Counsel and Personnel Director since
                                September 1992, as Secretary since May 1993, and as Vice President from May 1998 to June 30,
                                1999. He also served as a director of the Registrant from April 2000 to May 2001.
                                Beginning July 1, 1999, Mr. Simonett continued to serve part-time as General Counsel and Secretary. Mr. Simonett also works as an attorney on contract with the Law Department of Schwan's Sales Enterprises, Inc.



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

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTER

Selected Common Stock Data

The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ) . The Company has never paid any cash dividends. It intends to retain earnings to finance the development of its business. Stockholders of record on December 31, 2001 numbered 307. The Company estimates that an additional 400 stockholders own stock held for their account at brokerage firms and financial institutions. The following table sets forth the high and low sales prices for the periods set forth below. The source of the prices is the NASDAQ Historical Trade Tables.

                                2001                    2000
                          ---------------------------------------
Quarter Ended             High      Low            High      Low
-------------             ----      ---            ----      ---
March 31                  3.87      2.12           2.97      2.00
June 30                   3.25      2.56           3.81      2.43
September 30              3.30      2.05           3.94      2.38
December 31               2.51      1.40           3.44      2.38

ITEM 6: SELECTED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31
                                     ---------------------------------------------------------------------------------
                                         2001             2000             1999             1998              1997
                                         ----             ----             ----             ----              ----
Net Sales ........................   $ 10,809,359     $ 12,349,983     $  9,335,077     $ 10,014,685      $ 10,423,244
Net Income (Loss) ................        721,741        1,118,805          300,533       (1,017,170)       (2,259,251)
Net Income (Loss) Per Share ......            .45              .70              .19             (.63)            (1.41)
Return on Sales ..................            6.7%             9.1%             3.2%           (10.2)%           (21.7)%
Return on Beginning Net Worth ....            9.8%            17.9%             5.1%           (14.6)%           (24.5)%
Return on Beginning Assets .......            7.2%            13.8%             4.0%           (12.4)%           (20.0)%
Working Capital ..................   $  7,327,956     $  4,949,100     $  4,846,502     $  4,364,249      $  5,166,898
Plant and Equipment ..............      1,451,023        1,571,239        1,621,675        1,757,246         1,879,280
Total Assets .....................     10,318,997       10,075,619        8,109,810        7,452,931         8,181,990
Long-Term Debt ...................              0          504,240                0                0                 0
Stockholders' Equity .............      8,091,741        7,370,000        6,251,195        5,950,662         6,967,832
Book Value Per Share .............           5.04             4.60             3.90             3.71              4.34
Shares Outstanding ...............      1,604,163        1,604,163        1,604,163        1,604,163         1,604,163

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL
Photo Control Corporation is a manufacturer of professional photographic equipment and the Bookendz docking stations. There are four photographic product lines: long-roll cameras, photographic package printers, electronic flash equipment and lens shades. The cameras, electronic flash equipment and lens shades are used primarily for portrait, commercial and school photography. The package printers are used by photographic processing labs which specialize in producing color print packages such as wedding and school photography. The Bookendz product line is a docking station for the Apple Powerbook and Ibook computers.

In recent years there has been a consolidation in the markets served by our photographic equipment, resulting in excess capacity and sales to fewer customers. In addition, the technology related to many areas of image processing is rapidly changing and as a result, customers are reluctant to purchase new equipment. Because of this decline in the number of our traditional customers, two product acquisitions, the Lindahl lens shades and Bookendz docking station were made in 2000. The Lindahl line was purchased at a total cost of $355,864 and consisted primarily of inventory and certain related equipment and tooling. This line compliments our current photography accessory products and the end users are primarily portrait studios. The Bookendz product was purchased for a total cost of $1,760,000 of which $1,655,000 was the cost of the patent rights and $105,000 for inventory and tooling. This product is a docking station for the Apple PowerBook computer and all owners of the PowerBook are potential customers. In 2001 a docking station for the Apple IBook Computer was designed and was sold beginning in December 2001. All products are sold by employees with the exception of the lens shades where eight independent representatives are used.

RESULTS OF OPERATIONS
The following table presents selected items from the Company's Statements of Operations expressed as percentages of sales for the year indicated.

                                          YEAR ENDED DECEMBER 31
                                          ----------------------
                                        2001       2000       1999
                                        ----       ----       ----
Sales                                  100.0%     100.0%     100.0%
Gross Margin                            32.2       29.7       28.7
Marketing & Administrative              15.6       14.7       19.2
Research, Development & Engineering      6.6        4.5        6.3
Income Before Taxes                     10.0       10.5        3.2
Net Income                               6.7        9.1        3.2

SALES
Total sales in 2001 decreased $1,540,000 compared to 2000. Camera sales decreased by $3,147,000 in 2001, primarily due to the completion of a $6,200,000 camera contract that wasn't renewed. Sales of the new Bookendz product line increased $1,067,000. This product line was purchased in October 2000 and 2001 sales reflect a full year of operation. Sales of the Lindahl product line increased $487,000. This product line was purchased in November 2000 and 2001 sales reflect a full year of operations. Lighting sales increased by $269,000 primarily reflecting pricing increases. Package printer sales decreased by $126,000. Sales of the printer product line are under $300,000 annually. No new optical package printers have been sold in the last two years. The Company sells printer service parts to the extent that they are available.

Total sales in 2000 increased $3,014,000 or 32.3% as compared to 1999. Camera sales increased $4,424,000 primarily due to a $6,200,000 contract under which shipments began in December 1999 and continued until August 2001. Also, sales of the zoom camera and the digital splitview increased in 2000. Sales of the two new products, Bookendz and lens shades, contributed $110,000. Sales of printer products declined $668,000 and the electronic flash equipment decreased $852,000. The decline of the printer product sales is attributed to the consolidation and technology changes discussed above. The flash equipment decline is due to one large OEM customer who did not reorder in 2000.

GROSS MARGINS
The gross margins were 32.2%, 29.7% and 28.7% for the years ended December 31, 2001, 2000 and 1999, respectively. It is expected that gross margins in 2002 will remain at approximately 30.0% if sales volume does not significantly change. However, gross margins are expected to fluctuate on a quarterly basis because of product mix changes and the seasonality of sales.

MARKETING AND ADMINISTRATIVE
Marketing and administrative expenses were $1,687,717, $1,821,165 and $1,796,139 for the years ended December 31, 2001, 2000 and 1999, respectively. As a percentage of sales, marketing and administrative expenses have changed to 15.6% in 2001 from 14.7% in 2000 and from 19.2% in 1999. Market and administrative expense increased as a percentage of sales from 2001 to 2000 because the expenses did not decrease proportionally with the sales decrease.

RESEARCH, DEVELOPMENT AND ENGINEERING
Research, development and engineering expenses were $713,112, $551,457 and $588,194 for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, the Company developed three new digital camera products and a docking station for the Apple IBook Computer.

QUARTERLY RESULTS
The three years ended December 31, 2001 reflects the seasonal demand for the Company's products of relatively high sales in the second and third quarters.

INCOME TAXES
In 2001, the Company's provision for current income taxes was $200,000. In addition, the Company fully reserved its deferred income tax assets of $846,000 with a $846,000 valuation allowance, resulting in a $160,000 deferred income tax provision for a total income tax provision of $360,000. In 2000, the Company used all of its tax loss carry forwards which resulted in an effective tax rate of 13.8% and a provision of $180,000 for income taxes. In 1999, the Company used its tax loss carry forwards to offset its income resulting a zero provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Cash increased to $3,019,781 at December 31, 2001 from $1,254,660 at December 31, 2000. Working capital increased to $7,327,956 at December 31, 2001 from $6,387,669 at December 31, 2000 as a result of an increase in cash.

Capital expenditures were $215,354 in 2001, $243,638 in 2000 and $181,606 in
1999. The Company also spent $1,655,000 to acquire the Bookendz patent rights in 2000. The Company estimates that additional capital investments for property and equipment will be approximately $300,000 in 2002.

The Company has an unsecured line of credit for $1,000,000 at the prime rate of interest. At December 31, 2001, there were no borrowings under the line.

The Company believes that its current cash position, its cash flow from operations and amounts available from bank borrowing should be adequate to meet its anticipated cash needs for working capital and capital expenditures during 2002.

CAUTIONARY STATEMENT

Statements included in this management's discussion and analysis of financial condition and results of operations, in the letter to stockholders, elsewhere in the Company's Form 10-K and in future filings by the company with the Securities and Exchange Commission which are not historical in nature are identified as "forward looking statements" for the purposes of the safe harbor provided by
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitations, those relating to the Company's future business prospects, revenues, gross profit margins, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment, and any other risks indicated.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's line of credit described in Footnote 4 to the Financial Statements carries interest rate risk. Amounts borrowed under this agreement are subject to interest charges at a rate tied to the lending base rate which is generally prime rate. There were no borrowings under the line in 2001 or 2000. The Company's cash and cash equivalents consist of cash and money market funds. All amounts are placed with creditworthy financial institutions, however the rate of return will fluctuate with the change in market interest rates.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Photo Control Corporation

         We have audited the accompanying balance sheets of Photo Control Corporation as of December 31, 2001 and 2000, and the related statements of changes in stockholders' equity, operations and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photo Control Corporation as of December 31, 2001 and 2000 and the results of operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



Minneapolis, Minnesota                   Virchow, Krause & Company, LLP
January 18, 2002

STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                       -----------------------------------------
                                                           2001          2000           1999
                                                       -----------    -----------    -----------
Net Sales .........................................    $10,809,359    $12,349,983    $ 9,335,077

Cost of Sales .....................................      7,326,789      8,678,556      6,650,211
                                                       -----------    -----------    -----------

      Gross Profit ................................      3,482,570      3,671,427      2,684,866

Expenses
      Marketing and Administrative ................      1,687,717      1,821,165      1,796,139
      Research, Development and Engineering .......        713,112        551,457        588,194
                                                       -----------    -----------    -----------
                                                         2,400,829      2,372,622      2,384,333

Income Before Income Taxes ........................      1,081,741      1,298,805        300,533
Income Tax ........................................        360,000        180,000
                                                       -----------    -----------    -----------

Net Income ........................................    $   721,741    $ 1,118,805    $   300,533
                                                       ===========    ===========    ===========

Net Income Per Common Share-Basic .................    $       .45    $       .70    $       .19
                                                       ===========    ===========    ===========

Net Income Per Common Share-Diluted ...............    $       .43    $       .67    $       .18
                                                       ===========    ===========    ===========

                 See accompanying Notes to Financial Statements



STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               COMMON STOCK
                                               ------------
                                          NUMBER                      ADDITIONAL
                                            OF                          PAID-IN       RETAINED
                                          SHARES          AMOUNT        CAPITAL       EARNINGS
                                        -----------    -----------    -----------    -----------
Balance at December 31, 1998 .......      1,604,163    $   128,333    $ 1,393,484    $ 4,428,845
   Net Income ......................                                                     300,533
                                        -----------    -----------    -----------    -----------
Balance at December 31, 1999 .......      1,604,163        128,333      1,393,484      4,729,378
   Net Income ......................                                                   1,118,805
                                        -----------    -----------    -----------    -----------
Balance at December 31, 2000 .......      1,604,163        128,333      1,393,484      5,848,183
   Net Income ......................                                                     721,741
                                        -----------    -----------    -----------    -----------
Balance at December 31, 2001 .......      1,604,163    $   128,333    $ 1,393,484    $ 6,569,924
                                        ===========    ===========    ===========    ===========

                 See accompanying Notes to Financial Statements

BALANCE SHEETS

                                                                             DECEMBER 31
                                                                  ------------------------------
                                     ASSETS                            2001             2000
------------------------------------------------------------------------------------------------
Current Assets
   Cash and Cash Equivalents .................................    $  3,019,781     $  1,254,660
   Accounts Receivable, Less Allowance of $40,000 ............         490,939        1,283,855
   Inventories ...............................................       3,574,479        3,771,263
   Prepaid Expenses ..........................................         154,977           77,891
   Refundable Income Taxes ...................................          87,780
                                                                  ------------     ------------
         Total Current Assets ................................       7,327,956        6,387,669
                                                                  ------------     ------------
Other Assets
   Patent Right, Net of Amortization .........................       1,448,122        1,625,446
   Cash Value of Life Insurance ..............................          91,896          331,266
   Deferred Income Taxes .....................................                          160,000
                                                                  ------------     ------------
         Total Other Assets ..................................       1,540,018        2,116,712
                                                                  ------------     ------------
Plant and Equipment
   Land and Building .........................................       2,310,823        2,310,823
   Machinery and Equipment ...................................       2,525,536        2,542,133
   Accumulated Depreciation ..................................      (3,385,336)      (3,281,718)
                                                                  ------------     ------------
         Total Plant and Equipment ...........................       1,451,023        1,571,238
                                                                  ------------     ------------

                                                                  $ 10,318,997     $ 10,075,619
                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
Current Liabilities
   Current Portion of Purchase Contract ......................    $    507,840     $    240,000
   Accounts Payable ..........................................         132,181          377,164
   Accrued Payroll and Employee Benefits .....................         336,153          387,896
   Accrued Expenses ..........................................         338,386          249,679
   Accrued Income Taxes ......................................                          183,830
                                                                  ------------     ------------
         Total Current Liabilities ...........................       1,314,560        1,438,569
                                                                  ------------     ------------

Other Accrued Expense
   Retirement Benefit ........................................         912,696          762,810
   Amount Due on Purchase Contract ...........................                          504,240
                                                                  ------------     ------------
                                                                       912,696        1,267,050
                                                                  ------------     ------------

Stockholders' Equity
   Common Stock
      Par Value $.08 Authorized 5,000,000
      Shares Issued 1,604,163 .................................         128,333          128,333
   Additional Paid-In Capital .................................       1,393,484        1,393,484
   Retained Earnings ..........................................       6,569,924        5,848,183
                                                                   ------------     ------------
         Total Stockholders' Equity ...........................       8,091,741        7,370,000
                                                                   ------------     ------------

                                                                   $ 10,318,997     $ 10,075,619
                                                                   ============     ============

                 See accompanying Notes to Financial Statements

STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                        -------------------------------------------
                                                            2001            2000            1999
                                                        -----------     -----------     -----------
Cash flows from operating activities:
   Net income from operations ......................    $   721,741     $ 1,118,805     $   300,533
      Items not affecting cash-
         Depreciation ..............................        283,848         230,739         270,323
         Amortization ..............................        177,324          29,554
         Deferred retirement benefit ...............        151,241         147,626         139,214
         Loss on sale of equipment .................         10,374          54,361          36,354
         Provision for inventory obsolescence ......        157,936         395,487         235,750
         Deferred income taxes .....................        160,000
   Payment of deferred compensation ................       (216,688)        (69,964)        (69,965)
   Change in operating assets and liabilities:
         Receivables ...............................        792,916        (636,258)       (308,704)
         Inventories ...............................         38,848         311,890        (599,735)
         Prepaid expenses ..........................        (77,086)         (3,461)         (8,785)
         Accounts payable ..........................       (244,982)         95,747         177,509
         Accrued expenses ..........................         36,964        (254,475)        109,588
         Accrued and refundable income taxes .......       (271,610)        183,830
                                                        -----------     -----------     -----------
              Net cash provided by
                 operating activities ..............      1,720,826       1,603,881         282,082
                                                        -----------     -----------     -----------
Cash flows from investing activities:
   Purchase of patent right ........................                       (895,000)
   Proceeds from sale of equipment .................         41,346           8,975          10,500
   Additions to plant and equipment ................       (215,354)       (243,638)       (181,606)
   Proceeds from life insurance ....................        458,951
   Additions to cash value of life insurance .......         (3,888)        (23,100)        (23,100)
                                                        -----------     -----------     -----------
              Net cash provided (used)
                 in investing activities ...........        280,695      (1,152,763)       (194,206)
                                                        -----------     -----------     -----------
Cash flows from financing activities:
   Payment on purchase contract ....................       (236,450)        (15,760)
                                                        -----------     -----------     -----------
Change in cash and cash equivalents ................      1,765,121         435,358          87,876

Cash and cash equivalents at beginning of year .....      1,254,660         819,302         731,426
                                                        -----------     -----------     -----------
Cash and cash equivalents at end of year ...........    $ 3,019,781     $ 1,254,660     $   819,302
                                                        ===========     ===========     ===========
Supplemental disclosure information:
   Income tax payments .............................    $   471,610     $     7,532     $     4,464
                                                        ===========     ===========     ===========

Non-cash investing and finance activity:
   Purchase of patent right with contract ..........    $               $   760,000     $
                                                        ===========     ===========     ===========

                 See accompanying Notes to Financial Statements

NOTES TO
FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION
Photo Control Corporation (the Company) designs, manufactures and markets professional cameras, photographic package printers, electronic flash equipment, and related photographic accessories. In November 2000 the Company expanded its photographic line by purchasing the Lindahl product line which consists of lens shades, light filters and flash brackets. Also in October 2000, the Company purchased a second line of business, the Bookendz docking station for the Apple PowerBook computer.

The principal market for the Company's long-roll camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers. The market with respect to electronic flash equipment and the Lindahl products is broader, extending to all professional and commercial photographers and to experienced amateur photographers. The market for photographic package printers is photographic processing labs which specialize in producing photographic color print packages such as those often produced for weddings and school photography. The market for Bookendz is all owners of the Apple PowerBook and IBook computers. The geographic market in which the Company competes consists of the entire United States and, to a lesser extent, some foreign countries.

In 2001, sales of camera equipment was the highest followed by flash equipment, Bookendz and Lindahl sales. In 2000, sales of camera equipment was highest followed by flash equipment and printer sales. No new printer equipment has been sold in the last two years and sales for this product line consist of service parts. There has been a consolidation of school photography and studio portrait photography in recent years which has concentrated the Company's sales to fewer customers. It is expected that this trend will continue. In 2001, three customers accounted for 46.0% of the Company's sales, in 2000 55.3% and in 1999 37.3%. Due to the rapidly changing technology related to many areas of image processing, the Company has discontinued manufacturing of many products and is replacing them with newer, updated equipment.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES - Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

REVENUE RECOGNITION - Sales are recorded when the product is shipped and returns are permitted only for defective equipment.

INVENTORIES - Inventories of raw materials, work in process and finished goods are valued at the lower of cost (first-in, first-out) or market. Market represents estimated realizable value in the case of finished goods and replacement or reproduction cost in the case of other inventories. Because of changing technology and market demand, inventory is subject to obsolescence. An annual review is made of all inventory to determine if any obsolete, discontinued or slow moving items are in inventory. Based on this review, inventory is disposed of or an allowance for obsolescence established to cover any future disposals.

PLANT AND EQUIPMENT - Plant and equipment are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of 35 years for the building and 3 to 7 years for machinery and equipment. Ordinary maintenance and repairs are charged to operations, and expenditures which extend the physical or economic life of property and equipment are capitalized. Gains and losses on disposition of property and equipment are recognized in operations and the related asset and accumulated depreciation accounts are adjusted accordingly. The Company assesses long-lived assets for impairment under FASB Statement 121 using estimates of undiscounted future cash flows. Under those rules, long-lived assets are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts for cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The company does not have any derivative financial instruments.

AMORTIZATION OF PATENT RIGHT - Patent cost of $1,655,000 is being amortized over nine years. As of December 31, 2001 the unamortized balance is $1,448,122.

RESEARCH AND DEVELOPMENT - Expenditures for research and development are charged against operations as incurred.

INCOME TAXES - Deferred income taxes are provided for expenses recognized in different time periods for financial reporting and income tax purposes. These differences consist primarily of deferred retirement benefit that is not deductible for taxes and inventory which has a higher tax basis than for financial reporting purposes.

ADVERTISING - Advertising costs are included in Marketing and Administrative Expenses and are expensed as incurred. Advertising expense was $89,000, $57,000 and $114,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be a cash equivalent. Cash and cash equivalents consist of short-term securities and bank balances. The Company at December 31, 2001 and periodically throughout the year has maintained balances in various operating and money market accounts in excess of federally insured limits.

NET INCOME PER SHARE - Net income per common share was based on the weighted average number of common shares outstanding during the period when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. The weighted average number of common shares outstanding for the three years ended December 2001, was 1,604,163. The basic earnings per share was $.45, $.70 and $.19 for the years ended December 31, 2001, 2000 and 1999 respectively. The dilutive earnings per share was $.43 and $.67 and $.18 for the years ended December 31, 2001, 2000 and 1999 respectively which was computed using an additional 63,000, 71,000 and 63,000 shares for the dilutive effect of stock options.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standard Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires that all business combinations be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of the new standard will have no initial effect on the Company's financial statements. The FASB also recently issued SFAS 142, Goodwill and Other Intangible Assets. This statement establishes accounting and reporting standards for acquired goodwill and other intangible assets. The statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard, amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specified methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The Company will apply SFAS 142 beginning with the first quarter of its fiscal year ending December 31, 2002, on a prospective basis. The effects of adoption of SFAS 142 on the Company's financial statements are not determinable currently for any future periods.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). The Company does not expect the application of FIN 44 to have a material impact on the Company's historical financial position or results of operations.

Revenue Recognition: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the staff's views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. The effective date of SAB 101 for the Company was the fourth quarter of 2000. SAB 101 had no impact on the Company's financial position or results of operations in 2000 because the Company had been in compliance with the guidance of SAB 101.

NOTE 3. INVENTORIES
The following inventories were on hand at December 31:

                                        2001            2000            1999
                                    -----------     -----------     -----------
Raw Materials ..................    $ 2,752,418     $ 3,337,770     $ 4,237,561
Work in Process ................         39,182         436,780         257,031
Finished Goods .................      1,732,879       1,596,713       1,626,048
Reserve for Obsolescence .......       (950,000)     (1,600,000)     (1,642,000)
                                    -----------     -----------     -----------
                                    $ 3,574,479     $ 3,771,263     $ 4,478,640
                                    ===========     ===========     ===========

NOTE 4. SHORT-TERM LINE OF CREDIT
The Company has a $1,000,000 unsecured line of credit agreement at the prime rate of interest. There were no borrowings under the line of credit during the years ended December 31, 2001 and 2000.

NOTE 5. COMMITMENTS
The Company has retirement benefit agreements with key management personnel which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs are recognized over the period of service and recorded as accrued retirement benefit.

Under the purchase contract for Bookendz, the Company is required to pay a fee for each Bookendz unit sold until a total of $760,000 is paid. At year end December 31, 2001 there is an unpaid balance of $507,840.

The Company has a non-cancelable operating lease commitment for a sales and service facility in Burbank, California that expires in 2002 with rent of $30,000 due in 2002. In 1998 the Company vacated the facility and subleased the property at the same rate of rent it is paying the lessor. The Company has an employment agreement with the President of Lindahl Specialties, Inc. through November, 2003 in the amount of $26,667 annually.

NOTE 6. INCOME TAXES
The income tax provision shown in the statement of operations is detailed below for each year ended December 31:

                                                 2001        2000        1999
                                               --------    --------    --------
Current
  Federal .................................    $168,000    $167,000
  State ...................................      32,000      13,000
Deferred ..................................     160,000
                                               --------    --------    --------
                                               $360,000    $180,000
                                               ========    ========    ========

The income tax provision for continuing operations varied from the federal statutory tax rate as follows for each year ended December 31:

                                                        2001     2000     1999
                                                        ----     ----     ----
U.S. Statutory Rate ................................    34.0%    34.0%    34.0%
State Income Taxes, Net of Federal Income Tax
  Benefit ..........................................     2.0      2.5
Inventory Disposal..................................   (20.0)
Utilization of Loss Carry Forward ..................            (22.7)   (34.0)
Valuation Allowance ................................    14.8
Other, net .........................................     2.5
                                                       -----    -----    -----
                                                        33.3%    13.8%       0%
                                                       =====    =====    =====

The following summarizes the tax effects of the significant temporary differences which comprise the deferred tax asset for each year ended December 31:

                                                              2001          2000
                                                           ---------     ---------
Inventory Costs .......................................    $ 374,000     $ 604,000
Deferred Retirement Benefit ...........................      330,000       275,000
Bad Debt Reserves .....................................       14,000        14,000
Accrued Benefits ......................................       28,000        39,000
Accrued Costs .........................................       72,000        40,000
Financial Amortization in Excess of Tax ...............       28,000
                                                           ---------     ---------
Net Deferred Tax Asset ................................      846,000       972,000
Valuation Allowance ...................................     (846,000)     (812,000)
                                                           ---------     ---------
Net Deferred Income Tax ...............................                  $ 160,000
                                                           =========     =========

NOTE 7. PROFIT SHARING PLAN
The Company has a 401K plan which covers qualified full-time employees. The Company matches the employees contributions to 8% of the employees salary at a rate of 25%. An additional 10% match is contributed if certain profit goals are achieved. The Company contributed $59,979, $61,040 and $49,578 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 8. STOCK OPTIONS
Non-qualified stock options to purchase shares of the Company's common stock have been granted to certain officers, directors, and key employees. Option prices of all the grants were not less than the fair market value of the Company's common stock at dates of grants.

The Company has elected to account for non-qualified stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for stock options.

The following summarizes the changes in the options for the years ended December 31:

                                              2001                     2000                     1999
                                     -----------------------------------------------------------------------
                                       NUMBER     EXERCISE      NUMBER     EXERCISE      NUMBER     EXERCISE
                                     OF SHARES     PRICE      OF SHARES     PRICE      OF SHARES     PRICE
                                     ---------    --------    ---------    --------    ---------    --------
Balance at Beginning of Year......    227,000       $2.31      277,000       $2.43      160,000       $3.72
Granted...........................    200,000       $3.20       15,000       $3.19      134,000       $1.19
Expired...........................    (68,000)      $3.11      (65,000)      $3.00      (17,000)      $4.82
                                      -------                  -------                  -------
Balance at End of Year............    359,000       $2.66      227,000       $2.31      277,000       $2.43
                                      =======                  =======                  =======


The following summarizes the outstanding and exercisable options as of December 31, 2001 and the potential realizable value assuming annual rates of stock price appreciation for the option term:

                                                                                 POTENTIAL REALIZABLE VALUE
                                                                                  AT ASSUMED ANNUAL RATES
                     OPTIONS OUTSTANDING                EXERCISABLE OPTIONS     OF STOCK PRICE APPRECIATION
------------------------------------------------------------------------------         FOR OPTION TERM
RANGE             NUMBER OF    REMAINING     EXERCISE     NUMBER    EXERCISE           ---------------
OF PRICE           SHARES     LIFE (YEARS)    PRICE     OF SHARES    PRICE         5%($)             10%($)
-----------------------------------------------------------------------------------------------------------
$3.50              25,000          .4         $3.50       25,000     $3.50        24,200             53,400
$2.80              23,000         1.1         $2.80       15,333     $2.80        17,900             39,300
$1.19              96,000         2.1         $1.19       62,000     $1.19        31,600             69,800
$3.19              15,000         3.6         $3.19                               13,200             29,200
$2.20 to 3.44     200,000         4.2         $3.11                              177,100            391,600
                  -------                                -------
                  359,000                                102,333
                  =======                                =======

Had compensation cost for options granted during the three years ended December 31, 2001 been measured by the fair value based method, Company expense would have increased by approximately $142,000, $45,000 and $66,000, respectively. The option costs measured using the fair value based method reduce earnings per share by $.09, $.03 and $.04, respectively. The weighted average fair value of options granted was estimated using the Black-Scholes option pricing model and assuming a 6.5% risk-free interest rate, 50% expected volatility, five year option term and no anticipated dividends.

NOTE 9. MAJOR CUSTOMERS
During the years ended December 31, 2001, 2000, and 1999, the Company derived 27.7%, 50.0%, and 16.5%, respectively, of its sales from one unaffiliated customer. A second unaffiliated customer accounted for 15.5%, 4.8% and 10.8% of sales for the years ended December 31, 2001, 2000 and 1999, respectively. Also, a third unaffiliated customer accounted for 2.8%, .5% and 10.0% of sales for the year ended December 31, 2001, 2000 and 1999, respectively.

NOTE 10. QUARTERLY INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2001, 2000 and 1999:

YEAR ENDED DECEMBER 31, 2001                 1ST QTR.        2ND QTR.       3RD QTR.       4TH QTR.         TOTAL
                                           -----------     -----------    -----------    -----------     -----------
   Sales ..............................    $ 3,093,996     $ 3,159,355    $ 2,953,330    $ 1,602,878     $10,809,359
   Gross Profit .......................      1,142,860         944,532        893,883        501,295       3,482,570
   Net Income .........................        271,641         183,322        194,564         72,214         721,741
   Net Income Per Share ...............            .17             .11            .12            .05             .45

YEAR ENDED DECEMBER 31, 2000                 1ST QTR.        2ND QTR.       3RD QTR.       4TH QTR.         TOTAL
                                           -----------     -----------    -----------    -----------     -----------

   Sales ..............................    $ 2,108,592     $ 3,718,870    $ 3,720,897    $ 2,801,624     $12,349,983
   Gross Profit .......................        525,212       1,127,110      1,169,943        849,162       3,671,427
   Net Income (Loss) ..................        (83,732)        505,493        599,354         97,690       1,118,805
   Net Income (Loss) Per Share ........           (.05)            .31            .38            .06             .70

YEAR ENDED DECEMBER 31, 1999                 1ST QTR.        2ND QTR.       3RD QTR.       4TH QTR.         TOTAL
                                           -----------     -----------    -----------    -----------     -----------

   Sales ..............................    $ 1,829,552     $ 2,744,327    $ 2,963,156    $ 1,798,042     $ 9,335,077
   Gross Profit .......................        475,835         863,214        835,795        510,022       2,684,866
   Net Income (Loss) ..................       (200,026)        283,224        264,118        (46,783)        300,533
   Net Income (Loss) Per Share ........           (.12)            .18            .17           (.04)            .19

NOTE 11. SEGMENT REPORTING
In October 2000 the Company purchased the Bookendz product line which is a docking station for the Apple PowerBook computer. All of its operations (sales and marketing, engineering, manufacturing and administration) were merged into Photo Control's existing structure. Accordingly, the only activity for Bookendz that is separately maintained is sales, cost of sales and the cost of its related assets. The following summarizes the Bookendz operation:

                                                     ASSETS
                                           --------------------------
                                             12-31-01       12-31-00
                                           -----------    -----------
Bookendz
   Unamortized Patent Right ...........    $ 1,448,122    $ 1,625,446
   Inventory ..........................        172,096         76,284
   Tooling ............................         78,999         19,557
                                           -----------    -----------
     Total Bookendz ...................    $ 1,699,217    $ 1,721,287
                                           ===========    ===========
Total Company .........................    $10,318,997    $10,075,619
                                           ===========    ===========

                                                     SALES
                                           --------------------------
                                             12-31-01       12-31-00
                                           -----------    -----------
Bookendz ..............................    $ 1,140,005    $    73,304
                                           ===========    ===========
Total Company .........................    $10,809,359    $12,349,983
                                           ===========    ===========

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Items 10, 11, 12 and 13 of Part III, except for certain information relating to Executive Officers included in Part I, are omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2001, a definitive proxy statement containing information pursuant to Regulation l4A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) Financial Statements. The following documents are filed as part of this report under Item 8:

Independent Auditor's Report

Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

Balance Sheets at December 31, 2001 and 2000

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements


(a)(1) Financial Statement Schedule.

Auditor's Consent and Report on Schedules - filed as part of this report on page 25

Schedule IX Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999 - filed as part of this report on page 26

All other schedules have been omitted because they are not applicable or are not required, or because the required information has been given in the Consolidated Financial Statements or notes thereto.


(a)(3) Exhibits. See "Exhibit Index" on page following signatures.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 2001 fiscal year.

(c) Exhibits. Reference made to item 14 (A)(3)

(d) Schedules. Reference made to item 14 (A)(2)

                    AUDITOR'S CONSENT AND REPORT ON SCHEDULES



Board of Directors and
Stockholders
Photo Control Corporation



We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Photo Control Corporation for the year ended December 31, 2001 of our report, dated January 18, 2002, appearing in the Company's 2001 Annual Report to Shareholders. We also consent to the incorporation by reference of such report in the registration statements on Form S-8 for the Photo Control Stock Option Plan.

In the course of our audit of the financial statements referred to in our report, dated January 18, 2002, included in the Company's 2001 Annual Report to Shareholders, we also audited the supporting schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, the schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Minneapolis, Minnesota                            Virchow, Krause & Company, LLP
January 18, 2002

          SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                          COLUMN B                COLUMN C                 COLUMN D           COLUMN E
-----------                     -----------             -----------               -----------        -----------
                                                 ADDITIONS
                                                  CHARGED       ADDITIONS
                                  BALANCE       (CREDITED)       CHARGED
                                    AT           TO COSTS        TO OTHER                              BALANCE
                                 BEGINNING         AND           ACCOUNTS         DEDUCTIONS            AT END
DESCRIPTION                       OF YEAR        EXPENSES        DESCRIBE          DESCRIBE            OF YEAR
-----------                     -----------    -----------     -----------        -----------        -----------
YEAR ENDED DECEMBER 31, 2001

    Allowance for Doubtful
    Accounts                    $    40,000    $    (3,937)    $       359(a)     $     3,578 (b)    $    40,000
                                ===========    ===========     ===========        ===========        ===========
    Allowance for Inventory
    Obsolescence                $ 1,600,000    $   157,936                        $  (807,936)(c)    $   950,000
                                ===========    ===========     ===========        ===========        ===========

YEAR ENDED DECEMBER 31, 2000

    Allowance for Doubtful
    Accounts                    $    40,000    $     2,952     $       618(a)     $    (3,570)(b)    $    40,000
                                ===========    ===========     ===========        ===========        ===========
    Allowance for Inventory
    Obsolescence                $ 1,642,000    $   395,487                        $  (437,487)(c)    $ 1,600,000
                                ===========    ===========     ===========        ===========        ===========

YEAR ENDED DECEMBER 31, 1999

    Allowance for Doubtful
    Accounts                    $    40,000    $    (9,343)    $     4,492(a)     $     4,851 (b)    $    40,000
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

(b) Uncollectible accounts written off. In 2001 and 1999 write off of credits exceeded write off of uncollectible accounts.

(c) Inventory Disposed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHOTO CONTROL CORPORATION

Date: March 8, 2002                  By /s/ Curtis R. Jackels
                                     Curtis R. Jackels
                                     Chief Executive Officer,
                                     President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2002                  /s/ Curtis R. Jackels
                                     Curtis R. Jackels, Chief Executive Officer,
                                     President and Director
                                     (principal executive officer)


Date: March 8, 2002                  /s/ John R. Helmen
                                     John R. Helmen, Chairman


Date: March 8, 2002                  /s/ James R. Loomis
                                     James R. Loomis, Director


Date: March 8, 2002                  /s/ Richard P. Kiphart
                                     Richard P. Kiphart, Director

Date: March 8, 2002                  /s/ Scott S. Meyers
                                     Scott S. Meyers, Director


Date: March 8, 2002                  /s/ John McMillan
                                     John McMillan, Director

                            PHOTO CONTROL CORPORATION

                                  EXHIBIT INDEX


                                                                   Page Number
                                                                   in Sequential
                                                                   Numbering
                                                                   of all Form
                                                                   10-K and
Exhibit                                                            Exhibit Pages
-------                                                            -------------

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

10.2         The Registrant's 1983 Stock Option Plan -
             incorporated by reference to Exhibit 10.4 to the
             Registrant's Annual Report on Form 10-K for the           *
             fiscal year ended June 30, 1989                           **

10.3         Form of Stock Option Agreement under the
             Registrant's 1983 Stock Option Plan -
             incorporated by reference to Exhibit 5 to the
             Registrant's Registration Statement on Form S-8,          *
             Reg. No. 2-85849                                          **

10.4         Cash bonus plan for officers and key employees
             incorporated by reference to the Registrant's
             Annual Report on Form 10-K for the fiscal year            *
             ended December 31, 1999                                   **

10.5         Amendment to Stock Option Plan August 29, 1994 -
             incorporated by reference to Exhibit 10.5 to the
             Registrant's Annual Report on Form 10-K for the           *
             fiscal year ended December 31, 1994                       **

10.6         Amendment to Stock Option Plan, February 23,
             1996 -incorporated by reference to Exhibit 10.6
             to the Registrant's annual report on form 10-K for        *
             the fiscal year ended December 31, 1995                   **

10.7         Amendment to Stock Option Plan, November 7, 1997 -
             incorporated by reference to Exhibit 10.7 to the
             Registrant's annual report on form 10-K for the
             fiscal year ended December 31, 1997                       **

10.8         Purchase and license agreement of Bookendz product
             line-incorporated by reference to Exhibit 10.1 to
             the Registrants report on form 8-K dated October
             19, 2000                                                  *

11           Statement of computation of per share earnings            30

23           Consent of Independent Auditors                           31

25           Power of Attorney from Messrs. Helmen, Jackels,
             Loomis, McMillan, Kiphart and Meyers                      32


* Incorporated by reference

**Indicates management contracts or compensation plans or arrangements required to be filed as exhibits.