Form 10-Q
period 2002-03-31
PHOTO CONTROL CORP
filed 2002-04-16
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934



For Quarter Ended March 31, 2002     Commission File Number 0-7475
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


Yes _X_  No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                             Outstanding at April 19, 2002
----------------------------------------         -----------------------------
Common Stock, par value $.08                            1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX



PART I                                                               Page Number
------                                                               -----------

      ITEM 1:    Financial Information

                 Balance Sheet -
                   March 31, 2002 and December 31, 2001                   3

                 Statement of Operations -
                   Three Months Ended March 31, 2002 and 2001             4

                 Statement of Cash Flows -
                   Three Months Ended March 31, 2002 and 2001             5

                 Notes to Financial Statements                            6

      ITEM 2:    Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                             7


PART II
-------

      ITEM 2:    Changes in Securities                                    8


      ITEM 6:    Exhibits and Reports on Form 8-K                         8

                            PHOTO CONTROL CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                            MARCH 31       DECEMBER 31
                                                              2002             2001
                                                              ----             ----
                     ASSETS
                     ------
Current Assets
--------------
   Cash                                                   $  2,342,221     $  3,019,781
   Accounts Receivable                                         705,144          490,939
   Inventories                                               3,662,628        3,574,479
   Prepaid Expenses                                             83,721          154,977
   Refundable Income Taxes                                     171,589           87,780
                                                          ------------     ------------
         Total Current Assets                                6,965,303        7,327,956
                                                          ------------     ------------
Other Assets
------------
   Patent Right, Net of Amortization                         1,403,791        1,448,122
   Cash Value of Life Insurance                                 95,784           91,896
                                                          ------------     ------------
         Total Other Assets                                  1,499,575        1,540,018
                                                          ------------     ------------
Plant and Equipment
-------------------
   Land and Building                                         2,310,824        2,310,823
   Machinery and Equipment                                   2,525,536        2,525,536
   Accumulated Depreciation                                 (3,460,336)      (3,385,336)
                                                          ------------     ------------
         Total Plant and Equipment                           1,376,024        1,451,023
                                                          ------------     ------------

                                                          $  9,840,902     $ 10,318,997
                                                          ============     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities
-------------------
   Current Portion of Purchase Contract                   $    402,600     $    507,840
   Accounts Payable                                            191,961          132,181
   Accrued Payroll and Employee Benefits                       136,593          336,153
   Accrued Expenses                                            234,879          338,386
                                                          ------------     ------------
         Total Current Liabilities                             966,033        1,314,560
                                                          ------------     ------------

Accrued Retirement Benefit                                     906,370          912,696
--------------------------                                ------------     ------------

Stockholders' Equity
--------------------
   Common Stock                                                128,333          128,333
   Additional Paid-In Capital                                1,393,484        1,393,484
   Retained Earnings                                         6,446,682        6,569,924
                                                          ------------     ------------
         Total Stockholders' Equity                          7,968,499        8,091,741
                                                          ------------     ------------

                                                          $  9,840,902     $ 10,318,997
                                                          ============     ============

                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31
                                                        ---------------------------

                                                           2002             2001
                                                           ----             ----
Net Sales                                             $  1,703,475     $  3,093,996
Cost of Sales                                            1,331,808        1,951,136
                                                      ------------     ------------
  Gross Profit                                             371,667        1,142,860

Expenses
   Marketing & Administrative                              431,531          496,971
   Research, Development & Eng                             132,378          207,248
                                                      ------------     ------------

      Total Expenses                                       563,909          704,219
                                                      ------------     ------------

Income (Loss) Before Taxes                                (192,242)         438,641

Income Tax (Benefit)                                       (69,000)         167,000
                                                      ------------     ------------

Net Income (Loss)                                     $   (123,242)    $    271,641
                                                      ============     ============

Net Income (Loss) Per Common
  Share - Basic                                       $       (.08)    $        .17
                                                      ============     ============
Net Income (Loss) Per Common
  Share - Diluted                                     $       (.08)    $        .16
                                                      ============     ============

                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 MARCH 31
                                                                 --------

                                                           2002             2001
                                                           ----             ----
Cash flows from operating activities:
     Net from operations                              $   (123,242)    $    271,641
     Items not affecting cash-
         Depreciation                                       75,000           69,000
         Deferred compensation                              12,000           36,000
         Loss on sale of equipment                                           12,574
         Amortization                                       44,331           44,331
     Change in:
         Receivables                                      (214,205)         601,707
         Inventories                                       (88,149)        (393,755)
         Prepaid Expenses                                   71,256           35,020
         Accounts Payable                                   59,779         (122,327)
         Accrued Expenses                                 (303,067)         (16,711)
         Accrued and Refundable Income Taxes               (83,809)         (23,610)
         Deferred compensation                             (18,326)        (161,713)
                                                      ------------     ------------
                  Net Cash provided by (used in)
                   operating activities                   (568,432)         352,157
                                                      ------------     ------------

Cash flows from investing activities:
         Additions to plant and equipment                                   (97,263)
         Additions to cash value of life insurance          (3,888)          (3,888)
         Proceeds from sale of equipment                                     39,146
         Proceeds from life insurance                                       458,591
                                                      ------------     ------------
                  Net cash provided by (used in)
                   investing activities                     (3,888)         396,586
                                                      ------------     ------------

Cash flow from financing activities:
         Payment on purchase contract                     (105,240)         (23,440)
                                                      ------------     ------------

Change in cash and cash equivalent                        (677,560)         725,303
Beginning cash and cash equivalent                       3,019,781        1,254,660
                                                      ------------     ------------

Ending cash and cash equivalent                       $  2,342,221     $  1,979,963
                                                      ============     ============

                 See accompanying notes to financial statements

                            PHOTO CONTROL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

NOTE 2

         Inventories are analyzed as follows:

                                                 MARCH 31      DECEMBER 31
                                                   2002            2001
                                                   ----            ----

                  Raw Materials               $  2,629,776     $  2,752,418

                  Work in Progress                 174,679           39,182

                  Finished Goods                 1,808,173        1,732,879

                  Reserve for Obsolescence        (950,000)        (950,000)
                                              ------------     ------------

                                              $  3,662,628     $  3,574,479
                                              ============     ============

NOTE 3

         Net Income(Loss) per common share is computed based on the weighted average number of common shares outstanding during the period when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the Treasury Stock method when computing the diluted earnings per share.

                            PHOTO CONTROL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION




RESULTS OF OPERATIONS

Sales for the first quarter ended March 31, 2002 were $1,703,000, a decrease of 45.0% and $1,391,000 from the first quarter in 2001. The photographic products sales decreased $1,747,00 which consisted of a camera product line sales decrease of $1,577,000, a printer product line sales decrease of $47,000, a flash equipment product line sales decrease of $85,000, and a Lindahl shades product line sales decrease of $38,000. The decrease in camera product line sales is attributable to the completion of a $6,200,000 camera contract in August 2001 which was not renewed. The decrease in the other photographic product line sales reflect a general overall weakness in demand. The Bookendz product line sales increased $356,000 due to a new dock for the Apple IBook computer and stronger demand for the Apple Powerbook dock.

The gross profit margin for the first quarter of 2002 decreased to 21.8% compared to 36.9% from the first quarter of 2001. Gross margin varies depending upon the volume of sales and the product mix. Because of the low sales volume in the first quarter of 2002 there was an under absorption of manufacturing overhead of $207,000 compared to an over absorption of $43,000 in the first quarter of 2001.

Research, development and engineering expenses decreased by $75,000 and marketing and administrative expenses decreased $65,000 for the first quarter of 2002 compared to the first quarter of 2001. The expense reductions reflect decreased staff.



LIQUIDITY & CAPITAL RESOURCES

Cash decreased by $677,000 to $2,342,000 since December 31, 2001. This cash decrease for the quarter was due to $568,000 of negative cash flow from operations and payment of $105,000 on the Bookendz purchase contract. At March 31, 2002 there was no borrowing under the line of credit.

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

ITEM 2.  CHANGES IN SECURITIES

                               Common Stock
                               ------------
                                                      Additional
                           Number of                    Paid In      Retained
                            Shares        Amount        Capital      Earnings
                            ------        ------        -------      --------

Balance at
   December 31,2001        1,604,163    $  128,333    $1,393,484    $6,569,924

Net Loss                                                              (123,242)
                          ----------    ----------    ----------    ----------

Balance at
   March 31, 2002          1,604,163    $  128,333    $1,393,484    $6,446,682
                          ==========    ==========    ==========    ==========


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

B.       Reports on Form 8-K - There was no Form 8-K filed during the quarter.

                    PHOTO CONTROL CORPORATION
                    -------------------------------------
                                (Registrant)


April 16, 2002      /s/ C.R. Jackels
--------------      ------------------------------------
  Date              C. R. Jackels, President and Chief Executive Officer,
                    duly authorized and Principal Accounting Officer