Form 10-Q
period 2002-06-30
PHOTO CONTROL CORP
filed 2002-08-07
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2002                    Commission File Number 0-7475
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

         Class                                     Outstanding at August 5, 2002
----------------------------                       -----------------------------
Common Stock, par value $.08                              1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            -------------------------

PART I                                                               Page Number
------                                                               -----------

          ITEM 1:        Financial Information

                           Balance Sheet -
                             June 30, 2002 and December 31, 2001          3

                           Statement of Operations -
                             Six Months and Three Months Ended
                             June 30, 2002 and 2001                       4

                           Statement of Cash Flows -
                             Six Months Ended June 30, 2002 and 2001      5

                           Notes to Financial Statements                  6

         ITEM 2:           Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                   7


PART II
-------

         ITEM 2:           Changes in Securities                          9

         ITEM 4:           Results of Vote of Security Holders            9

         ITEM 6:           Exhibits and Reports on Form 8-K               9

                            PHOTO CONTROL CORPORATION
                            -------------------------
                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)

                                                               JUNE 30          DECEMBER 31
                                                                2002               2001
                                                            ------------       ------------
                     ASSETS
                     ------
Current Assets
--------------
   Cash                                                     $  2,369,460       $  3,019,781
   Accounts Receivable                                           997,791            490,939
   Inventories                                                 3,580,004          3,574,479
   Prepaid Expenses                                               93,529            154,977
   Refundable Income Taxes                                        37,340             87,780
                                                            ------------       ------------
         Total Current Assets                                  7,078,124          7,327,956
                                                            ------------       ------------

Other Assets
------------
   Patent Right, Net of Amortization                           1,359,460          1,448,122
   Cash Value of Life Insurance                                   96,285             91,896
                                                            ------------       ------------
         Total Other Assets                                    1,455,745          1,540,018
                                                            ------------       ------------

Plant and Equipment
-------------------
   Land and Building                                           2,310,824          2,310,823
   Machinery and Equipment                                     2,465,587          2,525,536
   Accumulated Depreciation                                   (3,476,502)        (3,385,336)
                                                            ------------       ------------
         Total Plant and Equipment                             1,299,909          1,451,023
                                                            ------------       ------------

                                                            $  9,833,778       $ 10,318,997
                                                            ============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities
-------------------
   Current Portion of Purchase Contract                     $    355,480       $    507,840
   Accounts Payable                                              101,454            132,181
   Accrued Payroll and Employee Benefits                         127,109            336,153
   Accrued Expenses                                              356,215            338,386
                                                            ------------       ------------
         Total Current Liabilities                               940,258          1,314,560
                                                            ------------       ------------


Accrued Retirement Benefit                                       900,045            912,696
--------------------------                                  ------------       ------------


Stockholders' Equity
--------------------
   Common Stock                                                  128,333            128,333
   Additional Paid-In Capital                                  1,393,484          1,393,484
   Retained Earnings                                           6,471,658          6,569,924
                                                            ------------       ------------
         Total Stockholders' Equity                            7,993,475          8,091,741
                                                            ------------       ------------

                                                            $  9,833,778       $ 10,318,997
                                                            ============       ============

                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                            -------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (UNAUDITED)

                                              THREE MONTHS                        SIX MONTHS
                                             ENDED JUNE 30                      ENDED JUNE 30
                                             -------------                      -------------
                                         2002             2001             2002              2001
                                     -----------      -----------      -----------       -----------
Net Sales                            $ 2,027,180      $ 3,159,355      $ 3,730,655       $ 6,253,351
Cost of Sales                          1,517,846        2,214,823        2,849,654         4,165,959
                                     -----------      -----------      -----------       -----------

  Gross Profit                           509,334          944,532          881,001         2,087,392

Expenses
   Marketing & Administrative            309,992          441,762          741,523           938,733

   Research, Development & Eng           155,366          207,448          287,744           414,696
                                     -----------      -----------      -----------       -----------

      Total Expenses                     465,358          649,210        1,029,267         1,353,429
                                     -----------      -----------      -----------       -----------

Income(Loss) Before Income                43,976          295,322         (148,266)          733,963
Taxes

Income Tax(Benefit)                       19,000          112,000          (50,000)          279,000
                                     -----------      -----------      -----------       -----------

Net Income(Loss)                     $    24,976      $   183,322      $   (98,266)      $   454,963
                                     ===========      ===========      ===========       ===========

Net Income(Loss) Per Common
  Share - Basic                      $       .02      $       .11      $      (.06)      $       .28
                                     ===========      ===========      ===========       ===========

Net Income(Loss) Per Common
  Share - Diluted                    $       .02      $       .11      $      (.06)      $       .27
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

                            PHOTO CONTROL CORPORATION
                            -------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)

                                                                        SIX MONTHS
                                                                      ENDED JUNE 30
                                                                      -------------
                                                                 2002              2001
                                                             -----------       -----------
Cash flows from operating activities:
     Net from operations                                     $   (98,266)      $   454,963
     Items not affecting cash-
         Depreciation                                            150,000           138,000
         Deferred Retirement Benefit                              24,000           108,000
         Loss on Sale of Equipment                                 1,114            12,574
         Amortization                                             88,662            88,662
         Provision for Inventory Obsolescence                     19,870
     Change in:
              Receivables                                       (506,852)          789,750

              Inventories                                        (25,395)          (71,471)
              Prepaid Expenses                                    61,448           (17,032)
              Accounts Payable                                   (30,727)          (11,841)
              Accrued Expenses                                  (191,215)         (128,157)
              Accrued and Refundable Income Taxes                 50,440          (192,610)
              Deferred Retirement Benefit                        (36,651)         (180,038)
                                                             -----------       -----------

              Net cash provided by operating activities         (493,572)          990,800
                                                             -----------       -----------

Cash flows from investing activities:
     Additions to plant and equipment                                             (123,989)
     Addition to cash value of life insurance                     (4,389)           (3,888)
     Proceeds from sale of equipment                                                39,146
     Proceeds from life insurance                                                  458,591
                                                             -----------       -----------
                  Net cash provided by(used in)
                   investing activities                           (4,389)          369,860
                                                             -----------       -----------

Cash flow from financing activities:
     Payment on purchase contract                               (152,360)          (71,640)
                                                             -----------       -----------

Change in cash and cash equivalent                              (650,321)        1,289,020
Beginning cash and cash equivalent                             3,019,781         1,254,660
                                                             -----------       -----------

Ending cash and cash equivalent                              $ 2,369,460       $ 2,543,680
                                                             ===========       ===========


                 See Accompanying notes to financial statements

                            PHOTO CONTROL CORPORATION
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2002
                                  -------------
                                   (UNAUDITED)


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


NOTE 2
------
         Inventories are analyzed as follows:

                                                   JUNE 30          DECEMBER 31
                                                    2002               2001
                                                    ----               ----

             Raw Materials                      $ 2,652,508        $ 2,752,418

             Work in Progress                       109,827             39,182

             Finished Goods                       1,767,669          1,732,879

             Reserve for Obsolescence              (950,000)          (950,000)
                                                -----------        -----------

                                                $ 3,580,004        $ 3,574,479
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

                            PHOTO CONTROL CORPORATION
                            -------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------


RESULTS OF OPERATIONS
---------------------

Sales for the second quarter ended June 30, 2002 were $2,027,000, a decrease of 35.8% from the same quarter in the prior year. Sales for the six months ended June 30, 2002 were $3,730,000, a decrease of 40.3% over the same period in the prior year. Lighting sales decreased $996,000 for the second quarter and $1,081,000 for the year to date period, as compared to the same periods in the prior year. A decrease in an order from a large customer accounted for the sales decrease in the lighting product line. The camera product line accounts for a decrease in sales of $75,000 for the second quarter and $1,652,000 for the year to date period, as compared to the same periods in the prior year. The decrease in camera product line sales is attributable to a decrease in sales as compared to last year under the $6,200,000 camera contract. Shipments under this contract began in December of 1999 and were completed in August 2001. Sales of the third product line, printers, increased by $5,000 for the second quarter and decreased $42,000 for the year to date period, as compared to the same periods in the prior year. The sales trend for the printer line continues to decline because the optical photographic printer market continues to experience consolidation and excess capacity. The Lindahl shades product line sales decreased $48,000 for the second quarter and $86,000 for the year to date period, as compared to the same periods in the prior year. In general, almost all areas of the professional photography market have experienced a decline in volume in 2002 as compared to 2001. The Bookendz product line sales decreased $18,000 for the second quarter and increased $338,000 for the year to date period as compared to the same periods in the prior year. The second quarter sales decrease is attributable to the port reconfiguration made by Apple to the Powerbook computer in May 2002. The Bookendz dock for the reconfigured Powerbook will not be available until August 2002. The year to date increase reflects the sales of a new Bookendz dock for the Apple ibook computer which began shipping in January 2002.

Because of the completion of the camera contract discussed above and the decrease in sales backlog, it is expected that the downward trend in sales for the first six months of 2002 compared to 2001 will continue into the last six months of 2002. In 2003, the Company expects certain of its customers to begin switching from film cameras to digital cameras. The switch will provide the Company additional sales opportunities in 2003.

The gross profit margin for the second quarter of 2002 decreased to 25.1% from 29.9% in the second quarter of 2001. The gross profit margin for the six months ended June 30, 2002 decreased to 23.6% from 33.4% in the prior year period. Because of the low sales volume in 2002 there was an under absorption of manufacturing overhead of

$372,000 compared to an under absorption of $33,000 in 2001 which accounts for almost all of the gross profit margin decline.

Marketing and administrative expenses increased as a percentage of sales to 15.3% for the second quarter of 2002 from 14.0% for the second quarter of 2001 and increased to 19.9% for the first six months of 2002 from 15.0% for the same period in 2001. Marketing and administrative expenses decreased $132,000 for the second quarter of 2002 as compared to the second quarter of 2001 and decreased $197,000 for the first six months of 2002 compared to the same period in 2001. Research, development and engineering expense decreased by $52,000 for the second quarter of 2002 compared to the second quarter of 2001 and decreased by $127,000 for the first six months of 2002 compared to the same period of 2001. The expense reductions reflect decreased staff in all departments.


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Cash decreased by $650,000 to $2,369,000 since December 31, 2001. Operations for the six months ended June 30, 2002 resulted in $493,000 of negative cash flow. The purchase contract debt was reduced by $152,000.

At June 30, 2002 there is no borrowing under the line of credit. The Company can borrow up to $1,000,000 under its line of credit. The line is unsecured, at the prime rate of interest and renewed annually.

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

ITEM 2.  CHANGES IN SECURITIES
------------------------------

                                    Common Stock
                                    ------------       Additional
                              Number of                 Paid In       Retained
                                Shares      Amount      Capital       Earnings
Balance at
   December 31,2001           1,604,163    $128,333    $1,393,484    $6,569,924

Net Income                                                              (98,266)
                              ---------    --------    ----------    ----------

Balance at
   June 30, 2002              1,604,163    $128,333    $1,393,484    $6,471,658
                              =========    ========    ==========    ==========


ITEM 4.  RESULTS OF VOTE OF SECURITY HOLDERS
--------------------------------------------

At the annual meeting of stockholders held on May 16, 2002 the following matters were approved by the Company's stockholders:

         1. Set the number of directors at six (6). The voting results were:
            1,410,366 For, 17,635 Against and 200 Abstained.

         2. Elected Scott S. Meyers and John McMillan to the Board of Directors for a three-year term or until the election and qualification of a respective successor. The voting results were: 1,395,362 For, and 32,839 To Withhold Authority.


            James R. Loomis, John R. Helmen, Curtis R. Jackels and Richard P. Kiphart are directors of the Company whose terms of office continued after the annual meeting of stockholders.


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K
----------------------------------------

         B. Reports on Form 8-K - There was no Form 8-K filed during the quarter.

PHOTO CONTROL CORPORATION
-------------------------
      (Registrant)


CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Photo Control Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities listed below, hereby certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




August 5, 2002                             By    /s/ Curtis R. Jackels
                                              ---------------------------
                                              Curtis R. Jackels
                                              President, Chief Executive Officer
                                              and Principal Accounting Officer