Form 10-Q
period 2002-09-30
PHOTO CONTROL CORP
filed 2002-10-23
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2002               Commission File Number 0-7475
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

         Class                                   Outstanding at October 11, 2002
----------------------------                     -------------------------------
Common Stock, par value $.08                                    1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            -------------------------


PART I                                                               Page Number
------                                                               -----------

         ITEM 1: Financial Information

                   Balance Sheet -
                     September 30, 2002 and December 31, 2001             3

                   Statement of Operations -
                     Nine Months and Three Months Ended
                     September 30, 2002 and 2001                          4

                   Statement of Cash Flows -
                     Nine Months Ended September 30, 2002 and 2001        5

                   Notes to Financial Statements                          6

         ITEM 2: Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                             7


PART II
-------

         ITEM 2: Changes in Securities                                    9

         ITEM 6: Exhibits and Reports on Form 8-K                         9

                            PHOTO CONTROL CORPORATION
                            -------------------------
                                  BALANCE SHEET
                                  -------------
                                   (UNAUDITED)

                                                          SEPTEMBER 30      DECEMBER 31
                                                              2002              2001
                                                          ------------     ------------
                     ASSETS
                     ------
Current Assets
--------------
   Cash                                                   $  3,117,603     $  3,019,781
   Accounts Receivable                                       1,045,268          490,939
   Inventories                                               3,177,262        3,574,479
   Prepaid Expenses                                            122,446          154,977
   Refundable Income Taxes                                                       87,780
                                                          ------------     ------------
         Total Current Assets                                7,462,579        7,327,956
                                                          ------------     ------------
Other Assets
------------
   Patent Right, Net of Amortization                         1,315,129        1,448,122
   Cash Value of Life Insurance                                 96,285           91,896
                                                          ------------     ------------
         Total Other Assets                                  1,411,414        1,540,018
                                                          ------------     ------------
Plant and Equipment
-------------------
   Land and Building                                         2,181,120        2,310,823
   Machinery and Equipment                                   2,465,587        2,525,536
   Accumulated Depreciation                                 (3,427,298)      (3,385,336)
                                                          ------------     ------------
         Total Plant and Equipment                           1,219,409        1,451,023
                                                          ------------     ------------

                                                          $ 10,093,402     $ 10,318,997
                                                          ============     ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities
-------------------
   Current Portion of Purchase Contract                   $    271,840     $    507,840
   Accounts Payable                                            286,605          132,181
   Accrued Payroll and Employee Benefits                       146,920          336,153
   Accrued Expenses                                            356,679          338,386
   Accrued Income Taxes                                         24,659
                                                          ------------     ------------
         Total Current Liabilities                           1,086,703        1,314,560
                                                          ------------     ------------

Accrued Retirement Benefit                                     893,720          912,696
--------------------------                                ------------     ------------

Stockholders' Equity
--------------------
   Common Stock                                                128,333          128,333
   Additional Paid-In Capital                                1,393,484        1,393,484
   Retained Earnings                                         6,591,162        6,569,924
                                                          ------------     ------------
         Total Stockholders' Equity                          8,112,979        8,091,741
                                                          ------------     ------------

                                                          $ 10,093,402     $ 10,318,997
                                                          ============     ============

                 See accompanying notes to financial statements.

                            PHOTO CONTROL CORPORATION
                            -------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (UNAUDITED)

                                           THREE MONTHS                     NINE MONTHS
                                        ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                   ---------------------------     --------------------------
                                       2002            2001            2002           2001
                                   -----------     -----------     -----------    -----------
Net Sales                          $ 2,497,561     $ 2,953,330     $ 6,228,216    $ 9,206,681
Cost of Sales                        1,923,597       2,059,447       4,773,251      6,225,406
                                   -----------     -----------     -----------    -----------
  Gross Profit                         573,964         893,883       1,454,965      2,981,275

Expenses
   Marketing & Administrative          340,151         400,049       1,081,674      1,338,782
   Research, Development & Eng         142,365         178,270         430,109        592,966
   Gain on Sale of Plant               (90,055)                        (90,055)
                                   -----------     -----------     -----------    -----------

      Total Expenses                   392,461         578,319       1,421,728      1,931,748
                                   -----------     -----------     -----------    -----------

Income Before Income Taxes             181,503         315,564          33,237      1,049,527

Income Tax                              62,000         121,000          12,000        400,000
                                   -----------     -----------     -----------    -----------

Net Income                         $   119,503     $   194,564     $    21,237    $   649,527
                                   ===========     ===========     ===========    ===========

Net Income Per Common
  Share - Basic                    $       .07     $       .12     $       .01    $       .40
                                   ===========     ===========     ===========    ===========

Net Income Per Common
  Share - Diluted                  $       .07     $       .12     $       .01    $       .39
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

                            PHOTO CONTROL CORPORATION
                            -------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)

                                                                     NINE MONTHS
                                                                 ENDED SEPTEMBER 30
                                                            ---------------------------
                                                                2002            2001
                                                            -----------     -----------
Cash flows from operating activities:
     Net from operations                                    $    21,237     $   649,527
     Items not affecting cash-
         Depreciation                                           225,000         207,000
         Deferred compensation                                   36,000         138,000
         (Gain)Loss on sale of plant and equipment              (88,940)         11,574
         Amortization                                           132,993         132,993
         Provision for inventory obsolescence                   177,402
     Payment of deferred compensation                           (54,976)       (198,361)
     Change in:
              Receivables                                      (554,329)        419,770
              Inventories                                       219,815         351,851
              Prepaid Expenses                                   32,531         (64,832)
              Accounts Payable                                  154,424        (124,760)
              Accrued Expenses                                 (170,940)        133,192
              Accrued and Refundable Income Taxes               112,439         (71,610)
                                                            -----------     -----------

               Net cash provided by operating activities        242,656       1,584,344
                                                            -----------     -----------

Cash flows from investing activities:
     Additions to plant and equipment                                          (158,504)
     Additions to cash value of life insurance                   (4,389)         (3,888)
     Proceeds from sale of land and building                     95,555          40,146
     Proceeds from life insurance                                               458,591
                                                            -----------     -----------
                  Net cash provided by
                   investing activities                          91,166         336,345
                                                            -----------     -----------

Cash flow from financing activities:
     Payment on purchase contract                              (236,000)       (153,200)
                                                            -----------     -----------

Change in cash and cash equivalent                               97,822       1,767,489
Beginning cash and cash equivalent                            3,019,781       1,254,660
                                                            -----------     -----------

Ending cash and cash equivalent                             $ 3,117,603     $ 3,022,149
                                                            ===========     ===========

                 See Accompanying notes to financial statements

                            PHOTO CONTROL CORPORATION
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                   (UNAUDITED)


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


NOTE 2
------

         Inventories are analyzed as follows:

                                              SEPTEMBER 30         DECEMBER 31
                                                  2002                 2001
                                              -----------          -----------
            Raw Materials                     $ 2,473,444          $ 2,752,418

            Work in Progress                      202,962               39,182

            Finished Goods                      1,550,856            1,732,879

            Reserve for Obsolescence           (1,050,000)            (950,000)
                                              -----------          -----------

                                              $ 3,177,262         $  3,574,479
                                              ===========         ============


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

                            PHOTO CONTROL CORPORATION
                            -------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------

RESULTS OF OPERATIONS
---------------------
Sales for the third quarter ended September 30, 2002 were $2,497,000, a decrease of 15.4% from the same quarter in the prior year. Sales for the nine months ended September 30, 2002 were $6,228,000, a decrease of 32.4% over the same period in the prior year. Lighting sales increased $275,000 for the third quarter and decreased $806,000 for the year to date period, as compared to the same periods in the prior year. A decrease in an order from one large customer accounted for the year to date sales decrease in the lighting product line. The camera product line accounts for a decrease in sales of $650,000 for the third quarter and $2,302,000 for the year to date period, as compared to the same periods in the prior year. The decrease in camera product line sales is attributable to a decrease in sales as compared to last year under the $6,200,000 camera contract. Shipments under this contract began in December of 1999 and were completed in August 2001. Sales of the third product line, printers, decreased by $59,000 for the third quarter and decreased $101,000 for the year to date period, as compared to the same periods in the prior year. The sales trend for the printer line continues to decline because the optical photographic printer market continues to experience consolidation and excess capacity. The Lindahl shades product line sales decreased $36,000 for the third quarter and $122,000 for the year to date period , as compared to the same periods in the prior year. In general, all areas of the professional photography market have experienced a decline in volume in 2002 as compared to 2001. The Bookendz product line sales increased $15,000 for the third quarter and $353,000 for the year to date period, as compared to the same periods in the prior year. The year to date increase reflects the sales of new Bookendz docks for the Apple ibook computer which began shipping in January 2002 and the Apple ipod which began shipping in June 2002.

Because of the completion of the camera contract discussed above and the decrease in sales backlog, it is expected that the downward trend in sales for the first nine months of 2002 compared to 2001 will continue into the last three months of 2002. In 2003, the Company expects certain of its customers to begin switching from film cameras to digital cameras. Although the Company currently sells both film and digital cameras, its current digital products are being redesigned and updated to incorporate newer technology and components. The Company believes it will be able to take advantage of the switch from film to digital cameras. However, the Company is unable to predict the timing and related quantity of this switch to digital cameras or the impact it will have on sales and profits. The Company continues to explore new growth and product opportunities while at the same time controlling and reducing its costs.

The gross profit margin for the third quarter of 2002 decreased to 23.0% from 30.3% in the third quarter of 2001. The gross profit margin for the nine months ended September 30, 2002 decreased to 23.4% from 32.4% in the prior year period. Because of the low sales volume in 2002 there was an under absorption of manufacturing overhead of $522,000 compared to an under absorption of $180,000 in 2001. Also, the inventory was reviewed for obsolescence in the third quarter and a provision of $158,000 was recorded. The effect on the gross profit margin from the under absorption and the provision for obsolescence was 8.3% for the nine months ended September 30, 2002.

Marketing and administrative expenses increased as a percentage of sales to 13.6% for the third quarter of 2002 from 13.5% for the third quarter of 2001 and increased to 17.4% for the first nine months of 2002 from 14.5% for the same period in 2001. Marketing and administrative expenses decreased $60,000 for the third quarter of 2002 as compared to the third quarter of 2001 and decreased $257,000 for the first nine months of 2002 compared to the same period in 2001. Research, development and engineering expense decreased by $36,000 for the third quarter of 2002 compared to the third quarter of 2001 and decreased by $163,000 for the first nine months of 2002 compared to the same period of 2001. The expense reductions reflect decreased staff in all departments. On September 25, 2002 the Company sold its 5,000 square foot building and related land in Hinckley Minnesota at a gain of $90,055.


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Cash increased by $91,000 to $3,117,000 since December 31, 2001. Operations for the nine months ended September 30, 2002 resulted in $242,000 of cash flow. The purchase contract debt was reduced by $236,000 and land and building were sold for cash of $95,555.

At September 30, 2002 there is no borrowing under the line of credit. The Company can borrow up to $1,000,000 under its line of credit. The line is unsecured, at the prime rate of interest and renewed annually.

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


ITEM 2. CHANGES IN SECURITIES
-----------------------------
                                  Common Stock
                                  ------------         Additional
                            Number of                    Paid In      Retained
                              Shares       Amount        Capital      Earnings
                          -----------   -----------   -----------   -----------
Balance at
   December 31,2001         1,604,163   $   128,333   $ 1,393,484   $ 6,569,925

Net Income                                                               21,237
                          -----------   -----------   -----------   -----------

Balance at
   September 30, 2002       1,604,163   $   128,333   $ 1,393,484   $ 6,591,162
                          ===========   ===========   ===========   ===========


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K
---------------------------------------

A.  Exhibits - None
B.  Reports on Form 8-K - None


PHOTO CONTROL CORPORATION
-------------------------
      (Registrant)

CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Photo Control Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities listed below, hereby certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

October 18, 2002                             By   /s/ Curtis R. Jackels
                                                --------------------------------
                                                Curtis R. Jackels, President CEO
                                                and Principal Accounting Officer

CERTIFICATIONS
I, Curtis R. Jackels, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Photo Control Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002                            /s/ Curtis R. Jackels
                                               ---------------------------------
                                               Curtis R. Jackels, President, CEO
                                               and Principal Accounting Officer