Form 10-K
period 2002-12-31
PHOTO CONTROL CORP
filed 2003-03-07
CIK 78311

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No: 0-7475
                   ------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2003 was approximately $2,114,000 based on the closing sale price of the Registrant's Common Stock on such date.

--------------------------------------------------------------------------------
          Number of shares of $0.08 par value Common Stock outstanding at March 1, 2003: 1,604,163
                       DOCUMENTS INCORPORATED BY REFERENCE

1. This annual report on form 10-K consisting of 32 pages including exhibits. The exhibit index is on page 27.

2. Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2003 are incorporated by reference into Part III.

                                      INDEX

                            PHOTO CONTROL CORPORATION


PART I.

   Item 1.   Business.......................................................  3

   Item 2.   Properties.....................................................  5

   Item 3.   Legal Proceedings..............................................  5

   Item 4.   Submission of Matters to a vote of Security Holders............  5

             Executive Officers of Registrant...............................  6


PART II.

   Item 5.   Market for Registrant's Common Equity and Related
               Shareholder Matters.........................................   7

   Item 6.   Selected Financial Data.......................................   7

   Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   8

   Item 7A.  Quantitative and Qualitative Disclosure About
               Market Risk.................................................  10

   Item 8.   Financial Statements and Supplementary Data...................  11

   Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................  21


PART III.

   Item 10.  Directors and Executive Officers of the Registrant...........   21

   Item 11.  Executive Compensation.......................................   21

   Item 12.  Security Ownership of Certain Beneficial Owners
               and Management.............................................   21

   Item 13.  Certain Relationships and Related Transactions...............   21

   Item 14.  Control and Procedures.......................................   21


PART IV.

   Item 15.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K................................................   22

             Signatures...................................................   25

INDEX TO EXHIBITS.........................................................   27

                                     PART I
                                     ------

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

The Company designs, manufactures, and markets professional Camerz film and digital cameras, photographic accessories, Norman electronic flash equipment and Lindahl photographic accessories. In October 2000, the Company acquired a non-photographic line, the Bookendz docking station for Apple PowerBook, IBook and IPod. No new Nord photographic package printers have been sold in the last three years. However, to the extent available, service parts and replacement lenses are sold.

(b) Financial Information About Segments.

The Registrant is engaged in two industries. It designs, manufactures, and markets professional photographic equipment and the Bookendz docking station for the Apple PowerBook, IBook and IPod. See Footnote 11 to Financial Statements for information about industry segments for the years ended December 31, 2002 and 2001.

(c) Narrative Description of Business.

(c)(l)(i) Principal Products, Services and Markets. The Registrant designs, manufactures and markets Camerz professional film and digital cameras, photographic accessories, Norman electronic flash equipment, and the Lindahl product line which consists of lens shades, light filters and flash brackets. All products are manufactured in our existing facility and distributed by use of our employee salesmen and five independent representatives for the Lindahl dealers. In October 2000 the Company purchased the Bookendz docking station for Apple PowerBook, IBook and IPod. The Bookendz product line is manufactured in our existing facility and distributed by use of our employee salesmen to end users and resellers of Apple products.

The principal market for the Registrant's Camerz film and digital camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers. The market with respect to the Norman electronic flash equipment and Lindahl lens shades is broader, extending to all professional photographers and to experienced amateur photographers. The market for the Bookendz docking station is the owner of the Apple PowerBook, IBook and IPod. The geographic market in which the Registrant competes with respect to film and digital camera equipment, flash equipment and lens shades consists of the entire United States and, to a lesser extent, some foreign countries. The Bookendz docking station is sold internationally, although substantially all sales are in the United States.

The Registrant markets most of its Camerz cameras, Norman electronic flash and lighting equipment, Lindahl lens shades and photographic accessories through its four employee salesmen and through the part-time use of service employees. In addition, five independent representatives are used to sell the Lindahl product line. These products are marketed primarily under the tradenames, "Camerz", "Norman" and "Lindahl". Bookendz products are marketed by use of the same employees that are used for the photographic products. It is expected that the sales force will remain at the current level during 2003.

(c)(1)(ii) New Products and Services. In 2002 the Company introduced a three mega pixel digital camera. In the Norman product line the Allure DP320 monolight was introduced which can be used with standard AC power or an optional battery power supply. Also, a 600 watt second moonlight called the ML600 which is a high quality, low cost, lightweight power source and lamphead all in one unit was introduced in December 2002. In addition, lighting products are being sold direct to end users on a website called Photographers Outlet. In the Lindahl product line several new revolving camera brackets were released for the Kodak 760, the Nikon D2 and Fuji S1 and S2 cameras. A dock for the Apple IPod was introduced in May 2002. In 2003, the Company plans to develop two new digital cameras with five mega pixel and fourteen mega pixel sensors. The Company has entered into an agreement with a third party for the development of the five mega pixel camera.

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

The Registrant is the owner of the registered trademarks "Camerz", "Norman" and "Lindahl", and the logo-type designs used in connection with the sale of photographic equipment under those names. Upon payment of the amounts due under the purchase contract, the Company will own the registered trademark "Bookendz" and now has the exclusive license to the name until the contract is paid.

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

(c)(1)(vii) Single Customer. During the years ended December 31, 2002, 2001 and 2000, the Company derived 17.2%, 27.5% and 50.3%, respectively, of its sales from an unaffiliated customer, Lifetouch Inc. and its affiliates. During the years ended December 31, 2002, 2001 and 2000, 6.2%, 15.5% and 4.7%,
respectively, of the Company's sales were from another unaffiliated customer, CPI Corp. During the years ended December 31, 2002, 2001, and 2000, 14.0%, 2.8% and 0.5%, respectively, of it sales were from a third unaffiliated customer, PCA National, Inc.

(c)(1)(viii) Backlog. The dollar amount of backlog believed by the Registrant to be firm at the years ended December 31, 2002, 2001 and 2000, is $360,000, $965,000 and $2,872,000, respectively. The Registrant anticipates that it will be able to fill all current backlog orders during the fiscal year ending December 31, 2003.

(c)(1)(ix) Government Contracts. No material portion of the Registrant's business is subject to renegotiation of profits or termination of any contract or subcontract at the election of the Government.

(c)(1)(x) Competition. Primary methods of competition for the Company's products are product performance, reliability, service, and delivery. Because of varying product lines, the Registrant is unable to state accurately its competitive position in relation to such competitors. The Camerz film cameras have no known competitor, however, the digital cameras compete with the digital professional cameras sold by Kodak, Fuji and Nikon. In the somewhat broader market in which the Norman professional studio electronic flash equipment competes, there are approximately ten significant competitors, several of which are well established. The Registrant is unable to state accurately Norman's overall competitive position in relation to such competitors. Norman's dominant competitors are Broncolor, Dynalite, White Lighting, Photogenic, ProFoto and Speed-O-Tron. The Lindahl line has one known competitor, Jones Brackets, Inc. Bookendz docking stations have no known competitors.

(c)(1)(xi) Research and Development. For the years ended December 31, 2002, 2001 and 2000, the Registrant spent $601,000, $713,000 and $551,000, respectively, on research activities relating to the development of new products, services, and production engineering. The Company intends to increase its level of spending on research and development in 2003 primarily to update its digital cameras.

(c)(1)(xii) Environmental Regulation. Federal, state and local laws and regulations with respect to the environment have had no material effect on the Registrant's capital expenditures, earnings, or respective competitive positions.

(c)(1)(xiii) Employees. As of December 31, 2002, the Registrant had 51 full time employees and 5 part time employees. The Registrant utilizes subcontract personnel on a temporary basis to supplement its regular work force, which totaled 3 people as of December 31, 2002.

(d) Financial Information About Foreign and Domestic Operations and Export Sales. The Registrant has no operations based outside of the United States. During each of the last three years ended December 31, 2002, slightly less than 5% of the Registrant's sales were derived from export sales.


ITEM 2.  PROPERTIES

The Registrant's principal property is located at 4800 Quebec Avenue North, Minneapolis, Minnesota. The building at that location consists of 55,000 square feet and is located on 3 1/2 acres of land. The building was constructed in 1971 and was purchased in 1980. Extensive remodeling has been done to meet the specific needs of the Company. The Registrant first occupied the building during the fall of 1980, and uses the building for the manufacturing of all its products and as corporate offices.

The Registrant believes its present facilities are adequate for its current level of operation and provide for a reasonable increase in production activities.


ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not a party to, and none of its property is the subject of, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Registrant's shareholders during the Registrant's quarter ending December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND PRESENT
POSITION OF OFFICER          BUSINESS EXPERIENCE
------------------------------------------------

John R. Helmen, 62           Mr. Helmen was appointed Chairman of the Registrant
Chairman                     in June  2001 when he resigned from his positions
                             of President and CEO. He was the President of the Registrant since April 1997. In August 1997, the
                             Board of Directors appointed him CEO and a director of the Registrant. Mr. Helmen was employed by Supra
                             Color Labs, Inc. as Vice President, Director of
                             Sales and Marketing from 1977 through 1979,
                             President from 1979 through 1993, and General
                             Manager after the sale of Supra Color to Burrel
                             Professional Labs in 1993

Curtis R. Jackels, 56        Mr. Jackels was appointed CEO and President of the
Chief Executive Officer      Registrant in June 2001. He had been
President and Director       Vice President-Finance of the Registrant since
                             August 1985 and Treasurer since November 1980. He has been a director since May 2001. Mr. Jackels was controller from June 1978 to November 1980. Prior to June, 1978, Mr. Jackels was employed by two public accounting firms.

Robert A. Leidlein, 53       Mr. Leidlein joined the Registrant in August 2001.
Vice President-Marketing     From May 1995 to July 2001, Mr. Leidlein was the
                             Group Executive International Operations of Photo
                             Marketing Association International. From August
                             1985 to April 1995, Mr. Leidlein had been President of Photoquip.

Mark J. Simonett, 46         Mr. Simonett has served as the Registrant's General
Secretary                    Counsel and Personnel Director since
                             September 1992, as Secretary since May 1993, and as
                             Vice President from May 1998 to June 30, 1999. He also served as a director of the Registrant from April 2000 to May 2001. Beginning July 1, 1999, Mr.
                             Simonett continued to serve part-time as General
                             Counsel and Secretary. Mr. Simonett also works as an attorney on contract with the Law Department of Schwan's Sales Enterprises, Inc.

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

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTER

Selected Common Stock Data

The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ) . The Company has never paid any cash dividends. It intends to retain earnings to finance the development of its business. Stockholders of record on December 31, 2002 numbered 293. The Company estimates that an additional 400 stockholders own stock held for their account at brokerage firms and financial institutions. The following table sets forth the high and low sales prices for the periods set forth below. The source of the prices is the NASDAQ Historical Trade Tables.

                              2002                    2001
                        --------------------------------------
Quarter Ended           High       Low          High       Low
-------------           ----      ----          ----      ----
March 31                2.54      2.11          3.87      2.12
June 30                 2.20      1.65          3.25      2.56
September 30            1.89      1.40          3.30      2.05
December 31             1.93      1.10          2.51      1.40


ITEM 6: SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31
                                 --------------------------------------------------------------------------------
                                      2002             2001             2000             1999             1998
                                      ----             ----             ----             ----             ----
Net Sales ...................    $  7,739,393     $ 10,809,359     $ 12,349,983     $  9,335,077     $ 10,014,685
Net Income (Loss) ...........         170,009          721,741        1,118,805          300,533       (1,017,170)
Net Income (Loss) Per Share .             .11              .45              .70              .19            (0.63)
Return on Sales .............             2.2%             6.7%             9.1%             3.2%           (10.2)%
Return on Beginning Net Worth             2.1%             9.8%            17.9%             5.1%           (14.6)%
Return on Beginning Assets ..             1.6%             7.2%            13.8%             4.0%           (12.4)%
Working Capital .............    $  6,526,574     $  6,013,396     $  4,949,100     $  4,364,249     $  4,364,249
Plant and Equipment .........       1,241,641        1,451,023        1,571,239        1,621,675        1,757,246
Total Assets ................       9,935,089       10,318,997       10,075,619        8,109,810        7,452,931
Long-Term Debt ..............               0                0          504,240                0                0
Stockholders' Equity ........       8,261,750        8,091,741        7,370,000        6,251,195        5,950,662
Book Value Per Share ........            5.15             5.04             4.60             3.90             3.71
Shares Outstanding ..........       1,604,163        1,604,163        1,604,163        1,604,163        1,604,163

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL
Photo Control Corporation is a manufacturer of professional photographic equipment and the Bookendz docking stations. There are three photographic product lines: long-roll film and digital cameras, electronic flash equipment and lens shades. All three product lines are used primarily for high volume portrait, commercial and school photography. The Company continues to offer service parts and support on a fourth line of photographic package printers. However, because this product is technologically obsolete, no new printers have been sold in the last three years. The Bookendz products are docking stations for the Apple Powerbook, Ibook and Ipod.

In recent years there has been a consolidation in the markets served by our photographic equipment, resulting in excess capacity and sales to fewer customers. Sales are highly concentrated to several high volume studio and school photographers. For the years ended December 31, 2002, 2001 and 2000, three customers comprised 37.4%, 45.8% and 55.5%, respectively of the Company's sales.

Sales by other companies of consumer digital cameras and products have increased significantly over the last several years. However, the professional photographic markets have experienced a slow gradual increase for digital products with the lower volume individual wedding and studio photographers purchasing high-end professional cameras from such companies as Kodak, Fuji and Nikon. This trend has yet to immerge in the high volume professional photographers, which is the market the Company primarily serves. Beginning in 1998, sales of the Company's new film cameras decreased significantly because professional photographers would either make new investments in digital products or buy used film equipment. As a result, the Company's camera sales have declined in recent years. However, the Company offers several digital camera products and will continue to develop and sell new digital products.

The Company's electronic flash equipment is of high quality, premium priced, and targeted at high volume photographers. Lighting considerations are similar for both digital and film photography. During 2002 the Company began to distribute a low priced line of lights imported from China. Also, at the end of 2002, a new high quality, lower priced monolight was brought to market. The Company expects its new products coupled with its older products will satisfy a broader spectrum of the lighting market.

The lens shade product line also includes light filters and brackets that are used to attach the special effect shades and filters to professional medium format cameras. Both the lens shade line and photographic printer service parts account for less than eight percent of sales in 2002.

The Bookendz docking stations allow owners of Apple Powerbooks, Ibooks and Ipods to remove the device from the dock for travel and upon return, dock the device without having to make a connection for each individual peripheral device. Apple constantly changes the configuration of their equipment and the docks are frequently redesigned and retooled to accommodate theses changes.


CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include reserves for obsolete inventory, reserves for warranty and the carrying value of intangible assets.

In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare them with the inventory levels. Reserve requirements increase as projected demand decreases due to market conditions, technological and product life cycle changes. We have experienced significant changes in reserves in recent periods due to photography switching from film to digital capture and consolidation of our customers resulting in excess capacity and declining requirements for equipment. Such estimates are difficult to make under current volatile economic conditions and it is possible significant changes in required inventory reserves may continue to occur in the future.

Warranty reserves are determined by applying historical claim rate experience to the current installed base of equipment. Historical claim rates are developed using four years of actual warranty expense to establish the reserve requirement for any given accounting period.

Currently the only intangible asset is the patent right. This asset is being amortized over the legal life of the patent, however, if significant changes would occur to the estimated future cash flow of the product sales under the patent right, an additional write down would be determined based on the reduction of such cash flows.

OFF BALANCE SHEET FINANCING ARRANGEMENTS
As of December 31, 2002 there are no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guarantees of other parties. At December 31, 2002 the Company has one employment agreement that expires in November 2003 with an unpaid balance of $24,444.

RESULTS OF OPERATIONS
The following table presents selected items from the Company's Statements of Operations expressed as percentages of sales for the year indicated:

                                                  YEAR ENDED DECEMBER 31
                                                  ----------------------
                                           2002            2001           2000
                                           ----            ----           ----
Sales                                     100.0%          100.0%         100.0%
Gross Margin                               23.5            32.2           29.7
Marketing & Administrative                 17.2            15.6           14.7
Research, Development & Engineering         7.8             6.6            4.5
Gain on Sale of Land and Building          (1.2)            0.0            0.0
Income Before Taxes                         0.0            10.0           10.5
Net Income                                  2.2             6.7            9.1

SALES
Total sales in 2002 decreased $3,070,000 or 28.4% as compared to 2001. Camera sales decreased by $2,334,000 primarily due to the completion of a $6,600,000 contract in 2001, of which $1,706,000 was shipped in 2001. Also, sales of film cameras decreased by 52.0% in 2002 from 2001. Sales of flash equipment decreased $875,000 due to one large OEM customer who did not order in 2002 at the same level as 2001. Sales of the Bookendz product line increased $360,000 in 2002 as compared to 2001. Two new products, a dock for the Ipod and the Ibook were added to the line in 2002. The two other products, Lindahl shades and Nord printer parts which accounted for 7.9% of sales, decreased by $221,000 in 2002 as compared to 2001.

Total sales in 2001 decreased $1,540,000 compared to 2000. Camera sales decreased by $3,147,000 in 2001, primarily due to the decreased amount shipped under a $6,600,000 camera contract of $1,706,000 in 2001 as compared to $4,563,000 in 2000, a decrease of $2,857,000. Sales of the new Bookendz product line increased $1,067,000. This product line was purchased in October 2000 and 2001 sales reflect a full year of operation. Sales of the Lindahl product line increased $487,000. This product line was purchased in November 2000 and 2001 sales reflect a full year of operations. Lighting sales increased by $269,000 primarily reflecting pricing increases. Package printer sales decreased by $126,000. Sales of the printer product line are under $300,000 annually. No new optical package printers have been sold in the last several years. The Company sells printer service parts to the extent that they are available.

GROSS MARGINS
The gross margins were 23.5%, 32.2% and 29.7% for the years ended December 31, 2002, 2001 and 2000, respectively. Because of low sales volume in 2002 there was an under absorption of manufacturing overhead of $662,000 compared to an under absorption of $234,000 in 2001. It is expected that gross margins in 2003 will remain at approximately 24.0% if sales volume does not significantly change. However, gross margins are expected to fluctuate on a quarterly basis because of product mix changes and the seasonality of sales.

MARKETING AND ADMINISTRATIVE
Marketing and administrative expenses were $1,330,639, $1,687,717 and $1,821,165 for the years ended December 31, 2002, 2001 and 2000, respectively. As a percentage of sales, marketing and administrative expenses have increased to 17.2% in 2002 from 15.6% in 2001 and from 14.7% in 2000. Marketing and administrative expense increased as a percentage of sales from 2002 to 2001 and 2001 to 2000 because the expenses did not decrease proportionally with the sales decreases. The decrease in dollar amounts reflect decreased staff in 2002 and 2001.

RESEARCH, DEVELOPMENT AND ENGINEERING
Research, development and engineering expenses were $601,360, $713,112 and $551,457 for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, the Company reduced the engineering staff, however in 2003 it is anticipated the Company will spend slightly over $800,000. This increase in spending is to develop several new digital cameras and products. In 2001, the Company developed three new digital camera products and a docking station for the Apple IBook Computer that was brought to market in December.

QUARTERLY RESULTS
The three years ended December 31, 2002 reflect the seasonal demand for the Company's products resulting in relatively higher sales in the second and third quarters.

INCOME TAXES
In 2001, the Company had fully reserved its deferred income tax assets of $846,000 with a $846,000 valuation allowance, resulting in a $160,000 deferred income tax provision for a total income tax provision of $360,000 in 2001. However, in 2002 the Company carried its tax loss back and received an income tax benefit of $190,000. At December 31, 2002, the Company's deferred tax asset of $635,000 is fully reserved. In 2000, the Company used all of its tax loss carry forwards which resulted in an effective tax rate of 13.8% and a provision of $180,000 for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Cash increased to $3,520,622 at December 31, 2002 from $3,019,781 at December 31, 2001. Working capital increased to $6,526,574 at December 31, 2002 from $6,013,396 at December 31, 2001 as a result of an increase in cash.

Capital expenditures were $20,231 in 2002, $215,354 in 2001 and $243,638 in 2000. The Company also spent $1,655,000 to acquire the Bookendz patent rights in 2000. The Company estimates that additional capital investments for property and equipment will be approximately $100,000 in 2003.

The Company has an unsecured line of credit for $1,000,000 at the prime rate of interest. At December 31, 2002, there were no borrowings under the line.

The Company believes that its current cash position, its cash flow from operations and amounts available from bank borrowing should be adequate to meet its anticipated cash needs for working capital and capital expenditures during 2003.

GAIN ON SALE OF LAND AND BUILDING
In 2002, the Company sold its 5,000 square foot building and related land in Hinckley Minnesota that had been under a lease for the last four years which resulted in a gain of $90,055.

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


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's line of credit described in Footnote 4 to the Financial Statements carries interest rate risk. Amounts borrowed under this agreement are subject to interest charges at a rate tied to the lending base rate which is generally prime rate. There were no borrowings under the line in 2002 or 2001. The Company's cash and cash equivalents consist of cash and money market funds. All amounts are placed with creditworthy financial institutions, however the rate of return will fluctuate with the change in market interest rates.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Audit Committee, Board of Directors and Stockholders
Photo Control Corporation

     We have audited the accompanying balance sheets of Photo Control Corporation as of December 31, 2002 and 2001, and the related statements of changes in stockholders' equity, operations and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photo Control Corporation as of December 31, 2002 and 2001 and the results of operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Minneapolis, Minnesota                  Virchow, Krause & Company, LLP
January 17, 2003

STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31
                                               ------------------------------------------
                                                   2002            2001           2000
                                                   ----            ----           ----
Net Sales .................................    $ 7,739,393     $10,809,359    $12,349,983
Cost of Sales .............................      5,917,440       7,326,789      8,678,556
                                               -----------     -----------    -----------
      Gross Profit ........................      1,821,953       3,482,570      3,671,427
Expenses
      Marketing and Administrative ........      1,330,639       1,687,717      1,821,165
      Research, Development and Engineering        601,360         713,112        551,457
      Gain on Sale of Land and Building ...        (90,055)
                                               -----------     -----------    -----------
                                                 1,841,944       2,400,829      2,372,622

Income(Loss) Before Income Taxes ..........        (19,991)      1,081,741      1,298,805
Income Tax Provision(Benefit) .............       (190,000)        360,000        180,000
                                               -----------     -----------    -----------

Net Income ................................    $   170,009     $   721,741    $ 1,118,805
                                               ===========     ===========    ===========

Net Income Per Common Share-Basic .........    $       .11     $       .45    $       .70
                                               ===========     ===========    ===========


Net Income Per Common Share-Diluted .......    $       .10     $       .43    $       .67
                                               ===========     ===========    ===========

                 See accompanying Notes to Financial Statements



STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      COMMON STOCK
                                      ------------
                                  NUMBER                     ADDITIONAL
                                    OF                        PAID-IN      RETAINED
                                  SHARES        AMOUNT        CAPITAL      EARNINGS
                                 ---------------------------------------------------
Balance at December 31, 1999     1,604,163    $  128,333    $1,393,484    $4,729,378
   Net Income ..............                                               1,118,805
                                 ---------    ----------    ----------    ----------
Balance at December 31, 2000     1,604,163       128,333     1,393,484     5,848,183
   Net Income ..............                                                 721,741
                                 ---------    ----------    ----------    ----------
Balance at December 31, 2001     1,604,163       128,333     1,393,484     6,569,924
   Net Income ..............                                                 170,009
                                 ---------    ----------    ----------    ----------
Balance at December 31, 2002     1,604,163    $  128,333    $1,393,484    $6,739,933
                                ==========    ==========    ==========    ==========


                 See accompanying Notes to Financial Statements

BALANCE SHEETS

                                                                            DECEMBER 31
                                                                  -----------------------------
                                     ASSETS                            2002             2001
-----------------------------------------------------------------------------------------------
Current Assets
   Cash and Cash Equivalents .................................    $  3,520,622     $  3,019,781
   Accounts Receivable, Less Allowance of $40,000 ............         379,045          490,939
   Inventories ...............................................       3,144,766        3,574,479
   Prepaid Expenses ..........................................         110,805          154,977
   Refundable Income Taxes ...................................         171,127           87,780
                                                                  ------------     ------------
         Total Current Assets ................................       7,326,365        7,327,956
                                                                  ------------     ------------
Other Assets
   Patent Right, Net of Amortization .........................       1,270,798        1,448,122
   Cash Value of Life Insurance ..............................          96,285           91,896
                                                                  ------------     ------------
         Total Other Assets ..................................       1,367,083        1,540,018
                                                                  ------------     ------------
Plant and Equipment
   Land and Building .........................................       2,181,120        2,310,823
   Machinery and Equipment ...................................       2,485,818        2,525,536
   Accumulated Depreciation ..................................      (3,425,297)      (3,385,336)
                                                                  ------------     ------------
         Total Plant and Equipment ...........................       1,241,641        1,451,023
                                                                  ------------     ------------
                                                                  $  9,935,089     $ 10,318,997
                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current Liabilities
   Current Portion of Purchase Contract ......................    $    184,920     $    507,840
   Accounts Payable ..........................................         156,977          132,181
   Accrued Payroll and Employee Benefits .....................         141,751          336,153
   Accrued Expenses ..........................................         316,143          338,386
                                                                  ------------     ------------
           Total Current Liabilities .........................         799,791        1,314,560
                                                                  ------------     ------------

Other Accrued Expense - Retirement Benefit ...................         873,548          912,696
                                                                  ------------     ------------

Stockholders' Equity
   Common Stock
      Par Value $.08 Authorized 5,000,000
      Shares Issued 1,604,163 ................................         128,333          128,333
   Additional Paid-In Capital ................................       1,393,484        1,393,484
   Retained Earnings .........................................       6,739,933        6,569,924
                                                                  ------------     ------------
Total Stockholders' Equity ...................................       8,261,750        8,091,741
                                                                  ------------     ------------
                                                                  $  9,935,089     $ 10,318,997
                                                                  ============     ============

                 See accompanying Notes to Financial Statements

STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31
                                                               -------------------------------------------
                                                                    2002            2001            2000
                                                                    ----            ----            ----
Cash flows from operating activities:
   Net income from operations .............................    $   170,009     $   721,741     $ 1,118,805
     Items not affecting cash-
         Depreciation .....................................        222,999         283,848         230,739
         Amortization .....................................        177,324         177,324          29,554
         Deferred retirement benefit ......................         34,153         151,241         147,626
         (Gain)Loss on sale of land, building and equipment        (88,940)         10,374          54,361
         Provision for inventory obsolescence .............        275,950         157,936         395,487
         Deferred income taxes ............................                        160,000
   Payment of deferred compensation .......................        (73,301)       (216,688)        (69,964)
   Change in operating assets and liabilities:
         Receivables ......................................        111,894         792,916        (636,258)
         Inventories ......................................        153,763          38,848         311,890
         Prepaid expenses .................................         44,172         (77,086)         (3,461)
         Accounts payable .................................         24,796        (244,982)         95,747
         Accrued expenses .................................       (216,645)         36,964        (254,475)
         Accrued and refundable income taxes ..............        (83,347)       (271,610)        183,830
                                                               -----------     -----------     -----------
                Net cash provided by
                 operating activities .....................        752,827       1,720,826       1,603,881
                                                               -----------     -----------     -----------
Cash flows from investing activities:
   Purchase of patent right ...............................                                       (895,000)
   Proceeds from sale of land, building and equipment .....         95,555          41,346           8,975
   Additions to plant and equipment .......................        (20,232)       (215,354)       (243,638)
   Proceeds from life insurance ...........................                        458,591
   Additions to cash value of life insurance ..............         (4,389)         (3,888)        (23,100)
                                                               -----------     -----------     -----------
                Net cash provided (used)
                 in investing activities ..................         70,934         280,695      (1,152,763)
                                                               -----------     -----------     -----------
Cash flows from financing activities:
   Payment on purchase contract ...........................       (322,920)       (236,400)        (15,760)
                                                               -----------     -----------     -----------
Change in cash and cash equivalents .......................        500,841       1,765,121         435,358

Cash and cash equivalents at beginning of year ............      3,019,781       1,254,660         819,302
                                                               -----------     -----------     -----------
Cash and cash equivalents at end of year ..................    $ 3,520,622     $ 3,019,781     $ 1,254,660
                                                               ===========     ===========     ===========
Supplemental disclosure information:
   Income tax payments ....................................    $    14,809     $   471,610     $     7,532
                                                               ===========     ===========     ===========
   Income tax refunds .....................................    $   121,462     $               $
                                                               ===========     ===========     ===========

Non-cash investing and finance activity:
   Purchase of patent right with contract .................    $               $               $   760,000
                                                               ===========     ===========     ===========


                 See accompanying Notes to Financial Statements

NOTES TO
FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION
Photo Control Corporation (the Company) designs, manufactures and markets professional cameras, electronic flash equipment, lens shades and related photographic accessories. A second line of business consists of the Bookendz docking stations for the Apple PowerBook, IBook and IPod.

The principal market for the Company's long-roll film and digital camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers. The market with respect to electronic flash equipment and the Lindahl products is broader, extending to all professional and commercial photographers and to experienced amateur photographers. The market for Bookendz is all owners of the Apple PowerBooks, IBooks and IPods. The geographic market in which the Company competes consists of the entire United States and, to a lesser extent, some foreign countries.

In 2002, sales of camera equipment and flash equipment were approximately equal followed by Bookendz and lens shades. In 2001, sales of camera equipment was the highest followed by flash equipment, Bookendz and lens shade sales. There has been a consolidation of school photography and studio portrait photography in recent years which has concentrated the Company's sales to fewer customers. It is expected that this trend will continue. In 2002, three customers accounted for 37.4% of the Company's sales, in 2001 45.8% and in 2000 55.5%. Due to the rapidly changing technology related to many areas of image processing, the Company has discontinued manufacturing many products and is replacing them with newer, updated equipment.


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

ACCOUNTS RECEIVABLE - The Company extends unsecured credit to customers in the normal course of business and believes all accounts in excess of the allowance for doubtful accounts to be fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense on the year that determination is made.

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

PLANT AND EQUIPMENT - Plant and equipment are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of 35 years for the building and 3 to 7 years for machinery and equipment. Ordinary maintenance and repairs are charged to operations, and expenditures which extend the physical or economic life of property and equipment are capitalized. Gains and losses on disposition of property and equipment are recognized in operations and the related asset and accumulated depreciation accounts are adjusted accordingly. The Company assesses long-lived assets for impairment under FASB Statement 121 using estimates of undiscounted future cash flows. Under those rules, long-lived assets are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. To date, there have been no such losses.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts for cash and cash equivalents, receivables, accounts payable, accrued liabilities and purchase contract approximate fair value because of the short maturity of these instruments. The Company does not have any derivative financial instruments.

AMORTIZATION OF PATENT RIGHT - Patent cost of $1,655,000 is being amortized over nine years, which is based on the life of the patent. As of December 31, 2002 and 2001 the unamortized balance is $1,270,798 and $1,448,122.

RESEARCH AND DEVELOPMENT - Expenditures for research and development are charged against operations as incurred.

INCOME TAXES - Deferred income taxes are provided for expenses recognized in different time periods for financial reporting and income tax purposes. These differences consist primarily of deferred retirement benefit that is not deductible for taxes and inventory which has a higher tax basis than for financial reporting purposes. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

ADVERTISING - Advertising costs are included in Marketing and Administrative Expenses and are expensed as incurred. Advertising expense was $96,000, $89,000 and $57,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be a cash equivalent. Cash and cash equivalents consist of short-term securities and bank balances. The Company at December 31, 2002 and periodically throughout the year has maintained balances in various operating and money market accounts in excess of federally insured limits.

NET INCOME PER SHARE - Net income per common share was based on the weighted average number of common shares outstanding during the period when computing the basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. The weighted average number of common shares outstanding for the three years ended December 2002 was 1,604,163. The basic earnings per share was $.11, $.45 and $.70 for the years ended December 31, 2002, 2001 and 2000 respectively. The dilutive net income per share was $.10 and $.43 and $.67 for the years ended December 31, 2002, 2001 and 2000 respectively which was computed using an additional 43,000, 63,000 and 71,000 shares for the dilutive effect of stock options.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of the entity's commitment to an exit plan. SFAS No. 146 is effective after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No.
148. The Company believes the adoption of SFAS No. 148 will not have a material impact on the Company's financial position or results of operations.

NOTE 3. INVENTORIES
The following inventories were on hand at December 31:

                                2002            2001            2000
                            -----------     -----------     -----------
Raw Materials ..........    $ 1,904,392     $ 2,752,418     $ 3,337,770
Work in Process ........        103,993          39,182         436,780
Finished Goods .........      1,536,381       1,732,879       1,596,713
Reserve for Obsolescence       (400,000)       (950,000)     (1,600,000)
                            -----------     -----------     -----------
                            $ 3,144,766     $ 3,574,479     $ 3,771,263
                            ===========     ===========     ===========


NOTE 4. ACCRUED EXPENSES AND WARRANTY COSTS
Accrued expenses at December 31 are as follows:

                              2002         2001
                            --------    --------
Product Warranty Reserve    $200,000    $200,000
Real Estate Taxes ......      86,000      90,000
Other ..................      30,143      48,386
                            --------    --------
                            $316,143    $338,386
                            ========    ========

The Company warrants its products for one or two years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two which provides a full two year warranty on all products. The Company has reserved an additional $50,000 to cover any unanticipated or unusual product warranty problems. The following summarizes the warranty transactions:

                                   2002          2001          2000
                                ---------     ---------     ---------
Balance at Beginning of Year    $ 200,000     $ 200,000     $ 108,000
Claims Paid ................      (61,840)      (79,900)      (74,260)
Expense Provision ..........       61,840        79,900       166,260
                                ---------     ---------     ---------
Balance at End of Year .....    $ 200,000     $ 200,000     $ 200,000
                                =========     =========     =========


NOTE 5. SHORT-TERM LINE OF CREDIT
The Company has a $1,000,000 unsecured line of credit agreement at the prime rate of interest. There were no borrowings under the line of credit during the years ended December 31, 2002 and 2001.


NOTE 6. COMMITMENTS
The Company has retirement benefit agreements with key management personnel, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs are recognized over the period of service and recorded as accrued retirement benefit.

Under the purchase contract for Bookendz, the Company is required to pay a fee for each Bookendz unit sold until a total of $760,000 is paid. At December 31, 2002 and 2001 there were unpaid balances of $184,920 and $507,840 respectively.

The Company has an employment agreement with the President of Lindahl Specialties, Inc. that expires in 2003 with an unpaid balance of $24,444 as of December 31, 2002.


NOTE 7. INCOME TAXES
The income tax provision shown in the statements of operations is detailed below for each year ended December 31:

                   2002          2001         2000
                 ---------     ---------    ---------
Current
  Federal ...    $(190,000)    $ 168,000    $ 167,000
  State .....                     32,000       13,000
Deferred ....                    160,000
                 ---------     ---------    ---------
                 $(190,000)    $ 360,000    $ 180,000
                 =========     =========    =========

The income tax provision varied from the federal statutory tax rate as follows for each year ended December 31:

                                                        2002     2001     2000
                                                       ------   ------   ------
U.S. Statutory Rate .................................  (34.0%)   34.0%    34.0%
State Income Taxes, Net of Federal Income Tax Benefit             2.0      2.5
Inventory Disposal .................................. (916.4)   (20.0)
Utilization of Loss Carry Forward ...................                    (22.7)
Valuation Allowance .................................            14.8
Other, net ..........................................             2.5
                                                       ------   ------   ------
                                                      (950.4%)   33.3%    13.8%
                                                       ======   ======   ======

The following summarizes the tax effects of the significant temporary differences which comprise the deferred tax asset at year ended December 31:

                                              2002          2001
                                           ---------     ---------
Inventory Costs .......................    $ 144,000     $ 374,000
Deferred Retirement Benefit ...........      314,000       330,000
Bad Debt Reserves .....................       14,000        14,000
Accrued Benefits ......................       39,000        28,000
Accrued Costs .........................       72,000        72,000
Financial Amortization in Excess of Tax       52,000        28,000
                                           ---------     ---------
Net Deferred Tax Asset ................      635,000       846,000
Valuation Allowance ...................     (635,000)     (846,000)
                                           ---------     ---------
Net Deferred Income Tax ...............
                                           =========     =========


NOTE 8. PROFIT SHARING PLAN
The Company has a 401K plan, which covers qualified full-time employees. The Company matches the employees contributions to 8% of the employees salary at a rate of 25%. An additional 10% match is contributed if certain profit goals are achieved. The Company contributed $56,159, $59,979 and $61,040 for the years ended December 31, 2002, 2001 and 2000, respectively.


NOTE 9. STOCK OPTIONS
Non-qualified stock options to purchase shares of the Company's common stock have been granted to certain officers, directors, and key employees. Option prices of all the grants were not less than the fair market value of the Company's common stock at dates of grants. At December 31, 2002, there were 49,573 shares of common stock available under the plan for future grants.

The Company has elected to account for non-qualified stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for stock options.

The following summarizes the changes in the options for the years ended December 31:

                                          2002                    2001                      2000
                                 ----------------------------------------------------------------------
                                  NUMBER      EXERCISE     NUMBER     EXERCISE      NUMBER      EXERCISE
                                OF OPTIONS     PRICE     OF OPTIONS    PRICE      OF OPTIONS     PRICE
                                 -------     --------     -------     --------     -------     --------
Balance at Beginning of Year     359,000     $   2.66     227,000     $   2.31     277,000     $   2.31
Granted ....................                              200,000     $   3.20      15,000     $   3.19
Expired ....................     (28,000)    $   3.42     (68,000)    $   3.11     (65,000)    $   3.00
                                 -------                  -------                  -------
Balance at End of Year .....     331,000     $   2.60     359,000     $   2.66     227,000     $   2.31
                                 =======                  =======                  =======

The following summarizes the outstanding and exercisable options as of December 31, 2002 and the potential realizable value assuming annual rates of stock price appreciation for the option term:

                    OPTIONS OUTSTANDING                    EXERCISABLE OPTIONS
--------------------------------------------------------------------------------
RANGE            NUMBER OF     REMAINING      EXERCISE      NUMBER      EXERCISE
OF PRICE          OPTIONS     LIFE (YEARS)      PRICE     OF OPTIONS     PRICE
--------------------------------------------------------------------------------
$2.80              20,000          0.1          $2.80        20,000      $2.80
$1.19              96,000          1.1          $1.19        96,000      $1.19
$3.19              15,000          2.6          $3.19         5,000      $3.19
$2.20 to 3.44     200,000          3.2          $3.11
                  -------                                   -------
                  331,000                                   121,000
                 ========                                   =======

In determining the compensation cost of the options granted during the three years ended December 31, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows for the years ended December 31, 2002, 2001 and 2000. The risk free interest rates: 6.5%; the expected life options: 5 years; the expected volatility ranges: 50.0%; the expected dividend yields:
0.0%.

Had compensation cost for the Company's stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:
                                           2002          2001           2000
                                           ----          ----           ----
Net income:
   As reported                         $  170,009    $  721,741     $1,118,805
   Pro forma                           $   41,009    $  579,741     $1,073,805

Net income per common share-basic:
   As reported                         $     0.11    $     0.45     $     0.70
   Pro forma                           $     0.03    $     0.36     $     0.67


Net income per common share-diluted:
   As reported                         $     0.10    $     0.43     $     0.67
   Pro forma                           $     0.02    $     0.34     $     0.64


NOTE 10. MAJOR CUSTOMERS
During the years ended December 31, 2002, 2001, and 2000, three unaffiliated customers accounted for the following percentages of sales:

                      CUSTOMER             2002          2001           2000
                      --------             ----          ----           ----
                         A                 17.2%         27.5%          50.3%
                         B                 14.0           2.8             .5
                         C                  6.2          15.5            4.7
                                           ----          ----           ----
                                           37.4%         45.8%          55.5%
                                           ====          ====           ====


NOTE 11. SEGMENT REPORTING
In October 2000 the Company purchased the Bookendz product line which is a docking station for the Apple PowerBook, IBook and IPod. All of its operations (sales and marketing, engineering, manufacturing and administration) were merged into Photo Control's existing structure. Accordingly, the only activity for Bookendz that is separately maintained is sales, cost of sales and the cost of its related assets. The following summarizes the Bookendz operation:

                                                          ASSETS
                                               --------------------------
Bookendz                                         12-31-02       12-31-01
                                               -----------    -----------
Unamortized Patent Right ..................    $ 1,270,798    $ 1,448,122
Inventory .................................        246,113        172,096
Tooling ...................................         36,347         78,999
                                               -----------    -----------
    Total Bookendz ........................    $ 1,553,258    $ 1,699,217
                                               ===========    ===========
Total Company .............................    $ 9,935,089    $10,318,997
                                               ===========    ===========

                                                          SALES
                                               --------------------------
                                                 12-31-02       12-31-01
                                               -----------    -----------
Bookendz ..................................    $ 1,499,947    $ 1,140,005
                                               ===========    ===========
Total Company .............................    $ 7,739,393    $10,809,359
                                               ===========    ===========

NOTE 12. QUARTERLY INFORMATION (UNAUDITED)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2002, 2001 and 2000:

YEAR ENDED DECEMBER 31, 2002        1ST QTR.        2ND QTR.       3RD QTR.       4TH QTR.        TOTAL
                                  -----------     -----------    -----------    -----------    -----------
   Sales .....................    $ 1,703,475     $ 2,027,180    $ 2,497,561    $ 1,511,177    $ 7,739,393
   Gross Profit ..............        371,667         509,333        573,964        366,988      1,821,953
   Net Income(Loss) ..........       (123,242)         24,976        119,503        148,772        170,009
   Net Income(Loss) Per Share            (.08)            .02            .07            .10            .11

YEAR ENDED DECEMBER 31, 2001        1ST QTR.        2ND QTR.       3RD QTR.       4TH QTR.        TOTAL
                                  -----------     -----------    -----------    -----------    -----------
   Sales .....................    $ 3,093,996     $ 3,159,355    $ 2,953,330    $ 1,602,678    $10,809,359
   Gross Profit ..............      1,142,860         944,532        893,883        501,295      3,482,570
   Net Income ................        271,641         183,322        194,564         72,214        721,741
   Net Income Per Share ......            .17             .11            .12            .05            .45

YEAR ENDED DECEMBER 31, 2000        1ST QTR.        2ND QTR.       3RD QTR.       4TH QTR.        TOTAL
                                  -----------     -----------    -----------    -----------    -----------
   Sales .....................    $ 2,108,592     $ 3,718,870    $ 3,720,897    $ 2,801,624    $12,349,983
   Gross Profit ..............        525,212       1,127,110      1,169,943        849,162      3,671,427
   Net Income (Loss) .........        (83,732)        505,493        599,354         97,690      1,118,805
   Net Income (Loss) Per Share           (.05)            .31            .38            .06            .70

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III
                                    --------

Items 10, 11, 12 and 13 of Part III, except for certain information relating to Executive Officers included in Part I, are omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2002, a definitive proxy statement containing information pursuant to Regulation l4A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.


ITEM 14. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV
-------


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) Financial Statements. The following documents are filed as part of this report under Item 8:

Independent Auditors' Report

Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

Balance Sheets at December 31, 2002 and 2001

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements


(a)(1) Financial Statement Schedule.

Auditors' Consent and Report on Schedules - filed as part of this report on page 23

Schedule IX Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000 - filed as part of this report on page 24

All other schedules have been omitted because they are not applicable or are not required, or because the required information has been given in the Consolidated Financial Statements or notes thereto.


(a)(3) Exhibits. See "Exhibit Index" on page following signatures.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 2002 fiscal year.

(c) Exhibits. Reference made to item 14(A)(3)

(d) Schedules. Reference made to item 14(A)(2)

                    AUDITORS' CONSENT AND REPORT ON SCHEDULES
                    -----------------------------------------




Audit Committee, Board of Directors and
Stockholders
Photo Control Corporation



We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Photo Control Corporation for the year ended December 31, 2002 of our report, dated January 17, 2003, appearing in the Company's 2002 Annual Report to Shareholders. We also consent to the incorporation by reference of such report in the registration statements on Form S-8 for the Photo Control Stock Option Plan.

In the course of our audit of the financial statements referred to in our report, dated January 17, 2003, included in the Company's 2002 Annual Report to Shareholders, we also audited the supporting schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, the schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Minneapolis, Minnesota                            Virchow, Krause & Company, LLP
January 17, 2003

          SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          ------------------------------------------------------------

COLUMN A                           COLUMN B                 COLUMN C                 COLUMN D           COLUMN E
--------                           --------                ---------                 --------           --------

                                                   ADDITIONS
                                                    CHARGED        ADDITIONS
                                    BALANCE       (CREDITED)        CHARGED
                                      AT           TO COSTS         TO OTHER                             BALANCE
                                   BEGINNING         AND            ACCOUNTS        DEDUCTIONS           AT END
DESCRIPTION                         OF YEAR        EXPENSES         DESCRIBE         DESCRIBE            OF YEAR
-----------                       ----------      ----------       ----------       ----------          ----------
YEAR ENDED DECEMBER 31, 2002
    Allowance for Doubtful
    Accounts                      $   40,000      $   (4,408)      $        5(a)    $    4,403(b)       $   40,000
                                  ==========      ==========       ==========       ==========          ==========

    Allowance  for Inventory
    Obsolescence                  $  950,000      $  275,950                        $ (825,950)(c)      $  400,000
                                  ==========      ==========       ==========       ==========          ==========

    Allowance for Warranty        $  200,000      $   61,840                        $  (61,840)(d)      $  200,000
                                  ==========      ==========       ==========       ==========          ==========


YEAR ENDED DECEMBER 31, 2001

    Allowance for Doubtful
    Accounts                      $   40,000      $   (3,937)      $      359(a)    $   (3,570)(b)      $   40,000
                                  ==========      ==========       ==========       ==========          ==========

    Allowance  for Inventory
    Obsolescence                  $1,600,000      $  157,936                        $ (807,936)(c)      $  950,000
                                  ==========      ==========       ==========       ==========          ==========

    Allowance for Warranty        $  200,000      $   79,900                        $  (79,900)(d)      $  200,000
                                  ==========      ==========       ==========       ==========          ==========


YEAR ENDED DECEMBER 31, 2000

    Allowance for Doubtful
    Accounts                      $   40,000      $    2,952       $      618(a)    $   (3,570)(b)      $   40,000
                                  ==========      ==========       ==========       ==========          ==========

    Allowance  for Inventory
    Obsolescence                  $1,642,000      $  395,487                        $ (437,487)(c)      $1,600,000
                                  ==========      ==========       ==========       ==========          ==========

    Allowance for Warranty        $  108,000      $  166,260                        $  (74,260)(d)      $  200,000
                                  ==========      ==========       ==========       ==========          ==========

(a)  Recoveries of amounts written off in prior years.

(b) Uncollectible accounts written off. In 2002 and 2001 write off of credits exceeded write off of uncollectible accounts.

(c)  Inventory Disposed

(d)  Claims Paid

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PHOTO CONTROL CORPORATION

Date: March 7, 2003                            By /s/Curtis R. Jackels
                                               Curtis R. Jackels
                                               Chief Executive Officer,
                                               President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 7, 2003                            /s/ Curtis R. Jackels
                                               Curtis R. Jackels,
                                               Chief Executive Officer,
                                               President and Director
                                               (principal executive, financial
                                               and accounting officer)


Date: March 7, 2003                            /s/ John R. Helmen
                                               John R. Helmen, Chairman


Date: March 7, 2003                            /s/ James R.  Loomis
                                               James R.  Loomis, Director


Date: March 7, 2003                            /s/ Richard P. Kiphart
                                               Richard P. Kiphart, Director

Date: March 7, 2003                            /s/ Scott S. Meyers
                                               Scott S. Meyers, Director


Date: March 7, 2003                            /s/ John McMillan
                                               John McMillan, Director

                                 CERTIFICATIONS


I, Curtis R. Jackels, certify that:
1.   I have reviewed this annual report on Form 10-K of Photo Control
     Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its controlled subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                       PHOTO CONTROL CORPORATION

Date: March 7, 2003                                    By/s/Curtis R. Jackels
                                                       Curtis R. Jackels
                                                       Chief Executive Officer,
                                                       President and Director
                                                       (principal executive and
                                                       financial officer)

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


  10.1 Executive Salary Continuation Plan adopted August 9, 1985 together with Exhibits - incorporated by reference to
          Exhibit 10.4 to the Registrant's Annual Report on               *
          Form 10-K for the year ended June 30, 1986                     **

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

  10.4    Cash bonus plan for officers and key employees
          incorporated by reference to the Registrant's Annual            *
          Report on Form 10-K for the fiscal year ended
          December 31, 1999                                              **


  10.5    Amendment to Stock Option Plan August 29, 1994 -
          incorporated by reference to Exhibit 10.5 to the
          Registrant's Annual Report on Form 10-K for the fiscal          *
          year ended December 31, 1994                                   **

  10.6    Amendment to Stock Option Plan, February 23, 1996 -
          incorporated by reference to Exhibit 10.6 to the
          Registrant's annual report on Form 10-K for the                 *
          fiscal year ended December 31, 1995                            **

  10.7    Amendment to Stock Option Plan, November 7, 1997 -
          incorporated by reference to Exhibit 10.7 to the
          Registrant's annual report on Form 10-K for the
          fiscal year ended December 31, 1997                            **

  10.8 Purchase and license agreement of Bookendz product line - incorporated by reference to Exhibit 10.1 to the
          Registrants report on Form 8-K dated October 19, 2000           *

  11      Statement of computation of per share earnings                 29

  23      Consent of Independent Auditors                                30

  25      Power of Attorney from Messrs. Helmen, Jackels,                31
          Loomis, McMillan, Kiphart and Meyers

  99      Certification pursuant to 18 U.S.C.ss.135 as adopted
          pursuant to section 906 of the Sarbanes-Oxley Act of 2002      32

*    Incorporated by reference

** Indicates management contracts or compensation plans or arrangements required to be filed as exhibits.