Form 10-Q
period 2003-03-31
PHOTO CONTROL CORP
filed 2003-04-17
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934



For Quarter Ended March 31, 2003                   Commission File Number 0-7475
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

     -----------------------------------------------------------------------
      (Former name, former address, and former fiscal year if changes since last report.)


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

           Class                                   Outstanding at April 15, 2003
----------------------------                       -----------------------------
Common Stock, par value $.08                               1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            -------------------------

PART I                                                               Page Number
------                                                               -----------

         ITEM 1:   Financial Information

                   Balance Sheet -
                     March 31, 2003 and December 31, 2002                3

                   Statement of Operations -
                     Three Months Ended March 31, 2003 and 2002          4

                   Statement of Cash Flows -
                     Three Months Ended March 31, 2003 and 2002          5

                   Notes to Financial Statements                         6

         ITEM 2:   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                          7

         ITEM 4:   Controls and Procedures                               8


PART II

         ITEM 2:   Changes in Securities                                 9


         ITEM 6:   Exhibits and Reports on Form 8-K                      9

                                     PART I
                                     ------

ITEM 1: FINANCIAL INFORMATION

BALANCE SHEETS (UNAUDITED)

                                                       MARCH 31     DECEMBER 31
                                                         2003           2002
                                                     -----------    -----------
           ASSETS
           ------
Current Assets
--------------
   Cash                                              $ 3,275,647    $ 3,520,622
   Accounts Receivable                                   303,867        379,045
   Inventories                                         3,077,798      3,144,766
   Prepaid Expenses                                       33,347        110,805
   Refundable Income Taxes                               289,205        171,127
                                                     -----------    -----------
         Total Current Assets                          6,979,864      7,326,365
                                                     -----------    -----------

Other Assets
------------
   Patent Right, Net of Amortization                   1,226,467      1,270,798
   Cash Value of Life Insurance                          100,173         96,285
                                                     -----------    -----------
         Total Other Assets                            1,326,640      1,367,083
                                                     -----------    -----------

Plant and Equipment
-------------------
   Land and Building                                   2,181,120      2,181,120
   Machinery and Equipment                             2,508,594      2,485,818
   Accumulated Depreciation                           (3,485,297)    (3,425,297)
                                                     -----------    -----------
         Total Plant and Equipment                     1,204,417      1,241,641
                                                     -----------    -----------

                                                     $ 9,510,921    $ 9,935,089
                                                     ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities
-------------------
   Current Portion of Purchase Contract              $   109,880    $   184,920
   Accounts Payable                                       67,575        156,977
   Accrued Payroll and Employee Benefits                 159,609        141,751
   Accrued Expenses                                      361,457        316,143
                                                     -----------    -----------
         Total Current Liabilities                       698,521        799,791
                                                     -----------    -----------

Accrued Retirement Benefit                               867,223        873,548
--------------------------                           -----------    -----------

Stockholders' Equity
--------------------
   Common Stock                                          128,333        128,333
   Additional Paid-In Capital                          1,393,484      1,393,484
   Retained Earnings                                   6,423,360      6,739,933
                                                     -----------    -----------
         Total Stockholders' Equity                    7,945,177      8,261,750
                                                     -----------    -----------

                                                     $ 9,510,921    $ 9,935,089
                                                     ===========    ===========


                 See accompanying notes to financial statements.

STATEMENT OF OPERATIONS (UNAUDITED)


                                   THREE MONTHS ENDED MARCH 31
                                   ---------------------------

                                       2003            2002
                                   -----------     -----------

Net Sales                          $ 1,471,200     $ 1,703,475
Cost of Sales                        1,228,729       1,331,808
                                   -----------     -----------
  Gross Profit                         242,471         371,667

Expenses
   Marketing & Administrative          466,926         431,531
   Research, Development & Eng         206,118         132,378
                                   -----------     -----------

      Total Expenses                   673,044         563,909
                                   -----------     -----------


(Loss) Before Taxes                   (430,573)       (192,242)

Income Tax (Benefit)                  (114,000)        (69,000)
                                   -----------     -----------

Net(Loss)                          $  (316,573)    $  (123,242)
                                   ===========     ===========

Net(Loss) Per Common
  Share - Basic                    $      (.20)    $      (.08)
                                   ===========     ===========
Net(Loss) Per Common
  Share - Diluted                  $      (.20)    $      (.08)
                                   ===========     ===========




                 See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         MARCH 31
                                                         --------
                                                   2003            2002
                                               -----------     -----------
Cash flows from operating activities:
  Net from operations                          $  (316,573)    $  (123,242)
  Items not affecting cash-
      Depreciation                                  60,000          75,000
      Deferred compensation                         12,000          12,000
      Amortization                                  44,331          44,331
      Provision for Obsolete Inventory              36,293          19,847
  Change in:
      Receivables                                   75,178        (214,205)
      Inventories                                   30,675        (107,996)
      Prepaid Expenses                              77,458          71,256
      Accounts Payable                             (89,402)         59,779
      Accrued Expenses                              63,172        (303,067)
      Accrued and Refundable Income Taxes         (118,078)        (83,809)
      Deferred compensation                        (18,325)        (18,326)
                                               -----------     -----------
           Net Cash provided by (used in)
            operating activities                  (143,271)       (568,432)
                                               -----------     -----------

Cash flows from investing activities:
  Additions to plant and equipment                 (22,776)
  Additions to cash value of life insurance         (3,888)         (3,888)
                                               -----------     -----------
       Net cash provided by (used in)
        investing activities                       (26,664)         (3,888)
                                               -----------     -----------

Cash flow from financing activities:
  Payment on purchase contract                     (75,040)       (105,240)
                                               -----------     -----------

Change in cash and cash equivalent                (244,975)       (677,560)
Beginning cash and cash equivalent               3,520,622       3,019,781
                                               -----------     -----------

Ending cash and cash equivalent                $ 3,275,647     $ 2,342,221
                                               ===========     ===========


                 See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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


NOTE 2

     Inventories are analyzed as follows:

                                         MARCH 31       DECEMBER 31
                                           2003            2002
                                        ----------      ----------

           Raw Materials                $1,897,634      $1,904,392

           Work in Progress                 78,257         103,993

           Finished Goods                1,531,907       1,536,381

           Reserve for Obsolescence       (430,000)       (400,000)
                                        ----------      ----------

                                        $3,077,798      $3,144,766
                                        ==========      ==========


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales for the first quarter ended March 31, 2003 were $1,471,000, a decrease of 13.6% and $232,00 from the first quarter in 2002. The photographic products sales decreased $111,000 which consisted of a camera product line sales decrease of $71,000, a printer product line sales decrease of $37,000, a flash equipment product line sales increase of $9,000, and a Lindahl shades product line sales decrease of $11,000. The decrease in the photographic product line sales reflect a general overall weakness in demand. The Bookendz dock product line sales decreased $121,000 due to the introduction by Apple of two Powerbook computers in January 2003. The Company is tooling up to build docks for the new Powerbooks but will not have docks available until June and September.

The gross profit margin for the first quarter of 2003 decreased to 16.4% compared to 21.8% from the first quarter of 2002. Gross margin varies depending upon the volume of sales and the product mix. Because of the lower sales volume in the first quarter of 2003 the under absorption of manufacturing overhead increased by $29,000 in the first quarter of 2003 compared to the first quarter of 2002. In addition the product mix between the lower photographic gross margin sales and the higher Bookendz gross margin sales changed in 2003 compared to 2002.

Research, development and engineering expenses increased by $73,000 and marketing and administrative expenses increased $35,000 for the first quarter of 2003 compared to the first quarter of 2002. The increase in research, development and engineering expense reflects the cost to develop two new digital cameras. The increase in marketing and administrative expense reflects increased sales promotion activity for trade shows, advertising, and a direct user sales promotion.


LIQUIDITY & CAPITAL RESOURCES

Cash decreased by $245,000 to $3,275,000 since December 31, 2002. This cash decrease for the quarter was due to $143,000 of negative cash flow from operations, $23,000 of capital equipment expenditures and payment of $75,000 on the Bookendz purchase contract. At March 31, 2003 there was no borrowing under the line of credit.

The Company believes that its cash flow from future operations and available borrowing capacity will be sufficient to finance operations and capital requirements.

CAUTIONARY STATEMENT

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


ITEM 4: CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART II
                                     -------


ITEM 2: CHANGES IN SECURITIES

                               Common Stock
                               ------------            Additional
                         Number of                      Paid In       Retained
                           Shares        Amount         Capital       Earnings
                         ---------     ----------     ----------     ----------
Balance at
   December 31,2002      1,604,163     $  128,333     $1,393,484     $6,739,933

Net Loss                                                               (316,573)
                         ---------     ----------     ----------     ----------

Balance at
    March 31, 2003       1,604,163     $  128,333     $1,393,484     $6,423,360
                         =========     ==========     ==========     ==========


ITEM 6: EXHIBIT AND REPORTS ON FORM 8-K

A. Exhibits - 99. Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.   Reports on Form 8-K - None




                                                    PHOTO CONTROL CORPORATION

Date: April 16, 2003                                By /s/ Curtis R. Jackels
                                                    Curtis R. Jackels
                                                    Chief Executive Officer, and
                                                    President

                                 CERTIFICATIONS
                                 --------------

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

Date: April 16, 2003                                 /s/ Curtis R. Jackels
                                               ---------------------------------
                                               Curtis R. Jackels, President, CEO
                                               and Principal Accounting Officer