Form 10-Q
period 2003-06-30
PHOTO CONTROL CORP
filed 2003-08-04
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


For Quarter Ended June 30, 2003                    Commission File Number 0-7475
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

          Class                                     Outstanding at July 31, 2003
----------------------------                        ----------------------------
Common Stock, par value $.08                              1,604,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                            -------------------------


PART I                                                               Page Number
------                                                               -----------
       ITEM 1:  Financial Information

                   Balance Sheets -
                     June 30, 2003 and December 31, 2002                  3

                   Statements of Operations -
                     Six Months and Three Months Ended
                     June 30, 2003 and 2002                               4

                   Statements of Cash Flows -
                     Six Months Ended June 30, 2003 and 2002              5

                   Notes to Financial Statements                          6

       ITEM 2:     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                           7

       ITEM 4:     Controls and Procedures                                8


PART II
-------

       ITEM 2:     Changes in Securities                                  9

       ITEM 4:     Results of Vote of Security Holders                    9

       ITEM 6:     Exhibits and Reports on Form 8-K                       9

                   Signatures                                             9

                                     PART I
                                     ------

ITEM 1: FINANCIAL INFORMATION

BALANCE SHEETS

                                                            (UNAUDITED)         (AUDITED)
                                                               JUNE 30         DECEMBER 31
                                                                2003              2002
                                                            -----------       -----------
                     ASSETS
                     ------
Current Assets
--------------
   Cash                                                     $ 3,353,645       $ 3,520,622
   Accounts Receivable                                          692,631           379,045
   Inventories                                                2,759,275         3,144,766
   Prepaid Expenses                                              66,161           110,805
   Refundable Income Taxes                                       76,591           171,127
                                                            -----------       -----------
         Total Current Assets                                 6,948,303         7,326,365
                                                            -----------       -----------

Other Assets
------------
   Patent Right, Net of Amortization                          1,182,136         1,270,798
   Cash Value of Life Insurance                                 100,998            96,285
                                                            -----------       -----------
         Total Other Assets                                   1,283,134         1,367,083
                                                            -----------       -----------

Plant and Equipment
-------------------
   Land and Building                                          2,181,120         2,181,120
   Machinery and Equipment                                    2,508,595         2,485,818
   Accumulated Depreciation                                  (3,545,297)       (3,425,297)
                                                            -----------       -----------
         Total Plant and Equipment                            1,144,418         1,241,641
                                                            -----------       -----------

                                                            $ 9,375,855       $ 9,935,089
                                                            ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities
-------------------
   Current Portion of Purchase Contract                     $    55,120       $   184,920
   Accounts Payable                                             189,604           156,977
   Accrued Payroll and Employee Benefits                        152,099           141,751
   Accrued Expenses                                             363,447           316,143
                                                            -----------       -----------
         Total Current Liabilities                              760,270           799,791
                                                            -----------       -----------

Accrued Retirement Benefit                                      860,898           873,548
--------------------------                                  -----------       -----------

Stockholders' Equity
--------------------
   Common Stock                                                 128,333           128,333
   Additional Paid-In Capital                                 1,393,484         1,393,484
   Retained Earnings                                          6,232,870         6,739,933
                                                            -----------       -----------
         Total Stockholders' Equity                           7,754,687         8,261,750
                                                            -----------       -----------

                                                            $ 9,375,855       $ 9,935,089
                                                            ===========       ===========

                 See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                            THREE MONTHS                   SIX MONTHS
                                           ENDED JUNE 30                  ENDED JUNE 30
                                   ---------------------------     ---------------------------
                                       2003            2002            2003            2002
                                   -----------     -----------     -----------     -----------
Net Sales                          $ 1,700,519     $ 2,027,180     $ 3,171,719     $ 3,730,655
Cost of Sales                        1,418,934       1,517,846       2,647,663       2,849,654
                                   -----------     -----------     -----------     -----------
  Gross Profit                         281,585         509,334         524,056         881,001

Expenses
   Marketing & Administrative          310,609         309,992         777,535         741,523
   Research, Development & Eng         161,466         155,366         367,584         287,744
                                   -----------     -----------     -----------     -----------

      Total Expenses                   472,075         465,358       1,145,119       1,029,267
                                   -----------     -----------     -----------     -----------

Income(Loss) Before Taxes             (190,490)         43,976        (621,063)       (148,266)


Income Tax(Benefit)                                     19,000        (114,000)        (50,000)
                                   -----------     -----------     -----------     -----------

Net Income(Loss)                   $  (190,490)    $    24,976     $  (507,063)    $   (98,266)
                                   ===========     ===========     ===========     ===========

Net Income(Loss) Per Common
  Share - Basic                    $      (.12)    $       .02     $      (.32)    $      (.06)
                                   ===========     ===========     ===========     ===========

Net Income(Loss) Per Common
  Share - Diluted                  $      (.12)    $       .02     $      (.32)    $      (.06)
                                   ===========     ===========     ===========     ===========


                 See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS
                                                              ENDED JUNE 30
                                                      ---------------------------
                                                          2003            2002
                                                      -----------     -----------
Cash flows from operating activities:
     Net from operations                              $  (507,063)    $   (98,266)
     Items not affecting cash-
         Depreciation                                     120,000         150,000
         Deferred Compensation                             24,000          24,000
         Amortization                                      88,662          88,662
         Provision for Obsolete Inventory                  66,332          19,870
         Loss on Sale of Equipment                                          1,114
     Change in:
         Receivables                                     (313,586)       (506,852)
         Inventories                                      319,159         (25,395)
         Prepaid Expenses                                  44,644          61,448
         Accounts Payable                                  32,627         (30,727)
         Accrued Expenses                                  57,652        (191,215)
         Accrued and Refundable Income Taxes               94,536          50,440
         Deferred Compensation                            (36,651)        (36,651)
                                                      -----------     -----------

                  Net Cash provided by (used in)
                   operating activities                    (9,688)       (493,572)
                                                      -----------     -----------

Cash flows from investing activities:
         Additions to plant and equipment                 (22,776)
         Additions to cash value of life insurance         (4,713)         (4,389)
                                                      -----------     -----------
                  Net cash provided by (used in)
                   investing activities                   (27,489)         (4,389)
                                                      -----------     -----------

Cash flow from financing activities:
         Payment on purchase contract                    (129,800)       (152,360)
                                                      -----------     -----------

Change in cash and cash equivalent                       (166,977)       (650,321)
Beginning cash and cash equivalent                      3,520,622       3,019,781
                                                      -----------     -----------

Ending cash and cash equivalent                       $ 3,353,645     $ 2,369,460
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

NOTE 2

         Inventories are analyzed as follows:

                                                 JUNE 30         DECEMBER 31
                                                  2003              2002
                                               ----------        ----------
                  Raw Materials                $1,798,847        $1,904,392

                  Work in Progress                 98,125           103,993

                  Finished Goods                1,322,303         1,536,381

                  Reserve for Obsolescence       (460,000)         (400,000)
                                               ----------        ----------

                                               $2,759,275        $3,144,766
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

NOTE 4

         The compensation cost based on the fair values of options at grant dates consistent with the provisions of SFAS No. 123, would be $54,280 for the year ended December 31, 2003 and $.03 per share of common stock. For each quarter of 2003 the compensation cost would be approximately $13,500 and approximately $.01 per share of common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the second quarter ended June 30, 2003 were $1,700,000, a decrease of 16.1% or $327,000 from the second quarter in 2002. Sales for the six months ended June 30, 2003 were $3,171,000, a decrease of 15.0% or $559,000 from the same period in the prior year. The photographic products sales decreased $302,000 in the second quarter of 2003 compared to the second quarter in 2002 which consisted of a camera product line sales decrease of $394,000, a printer product line sales decrease of $17,000, a flash equipment product line sales increase of $108,000, and a Lindahl shades product line sales decrease of $49,000. Photographic product sales for the six months ended June 30, 2003 were $2,577,000, a decrease of 15.3% or $464,000 over the same period in the prior year which consisted of a camera product line sales decrease of $466,000, a printer product line sales decrease of $54,000, a flash equipment product line sales increase of $116,000 and a Lindahl shade product line sales decrease of $60,000. The decrease in the photographic product line sales reflects a general overall weakness in demand due to the economic downturn. In addition, many customers are not buying new film cameras in anticipation of switching to digital cameras in the near future. The Bookendz dock product line sales increased $25,000 in the second quarter of 2003 as compared to 2002. Bookendz dock product line sales decreased $95,000 for the six months ended June 30, 2003 over the same period in the prior year. Apple introduced two new powerbooks, a twelve inch model and a seventeen inch model in January, 2003, however the Company did not ship the twelve inch dock until June and is in the process of evaluating a dock for the seventeen inch model.

The gross profit margin for the second quarter of 2003 decreased to 16.6% from 25.1% in the second quarter of 2002. The gross profit margin for the six months ended June 30, 2003 decreased to 16.5% from 23.6% in the prior year period. Because of the low sales volume in 2003 there was an under absorption of manufacturing overhead of $483,000 compared to an under absorption of $372,000 in 2002 which accounts for half of the gross profit margin decline. The balance of the decline is attributable to changes in the product mix and increasing costs on the Bookendz product line.

Marketing and administrative expenses increased as a percentage of sales to 18.3% for the second quarter of 2003 from 15.3% for the second quarter of 2002 and increased to 24.3% for the first six months of 2003 from 19.9% for the same period in 2002. Marketing and administrative expenses increased $1,000 for the second quarter of 2003 as compared to the second quarter of 2002 and increased $36,000 for the first six months of 2003 compared to the same period in 2002. Research, development and engineering expense increased by $6,000 for the second quarter of 2003 compared to the second quarter of 2002 and increased by $80,000 for the first six months of 2003 compared to the same period of 2002. The increase in marketing and administrative expense reflects increased sales promotion activity for trade shows, advertising, and a direct user sales promotion. The increase in research, development and engineering expense reflects the cost to develop two new digital cameras.

LIQUIDITY & CAPITAL RESOURCES

Cash decreased by $167,000 to $3,353,000 since December 31, 2002. This cash decrease for the six months was due to $10,000 of negative cash flow from operations, $27,000 of capital equipment expenditures and payment of $130,000 on the Bookendz purchase contract. At June 30, 2003 there was no borrowing under the line of credit.

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

                                     PART II

ITEM 2: CHANGES IN SECURITIES

                                   Common Stock
                                   ------------        Additional
                              Number of                  Paid In       Retained
                               Shares        Amount      Capital       Earnings
                            ----------    ----------   ----------    ----------
Balance at
   December 31,2002          1,604,163    $  128,333   $1,393,484    $6,739,933

Net Loss                                                               (507,063)
                            ----------    ----------   ----------    ----------

Balance at
    June 30, 2003            1,604,163    $  128,333   $1,393,484    $6,232,870
                            ==========    ==========   ==========    ==========

ITEM 4: RESULTS OF VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 15, 2003 the following matters were approved by the Company's stockholders:

     1.   Set the number of directors at six (6). The voting results were:
          1,193,156 For, 3,476 Against and 31,014 Abstained.

     2. Elected James R. Loomis and John R. Helmen to the Board of Directors for a three-year term or until the election and qualification of a respective successor. The voting results were: 1,149,556 For, and 78,090 To Withhold Authority.

          Scott S. Meyers, John McMillan, Curtis R. Jackels and Richard P. Kiphart are directors of the Company whose terms of office continued after the annual meeting of stockholders.

ITEM 6: EXHIBIT AND REPORTS ON FORM 8-K

A.   Exhibits:

          31.1 and 31.2 - Certifications

          32 - Certification Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K - On April 16, 2003 a Current Report on Form 8-K reporting under Items 7c and 9, the issuance of a press release announcing financial results for the three months ended March 31, 2003.


Date: July 31, 2003                                 PHOTO CONTROL CORPORATION

                                                    By /s/ Curtis R. Jackels
                                                       -------------------------
                                                    Curtis R. Jackels
                                                    Chief Executive Officer, and
                                                    President

                                                    By /s/ Christopher S. Lausen
                                                       -------------------------
                                                    Christopher S. Lausen
                                                    Treasurer