Form 10-Q
period 2003-09-30
PHOTO CONTROL CORP
filed 2003-10-31
CIK 78311

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003	Commission File Number 0-7475

PHOTO CONTROL CORPORATION (Exact name of registrant as specified in its charter)

Minnesota	41-0831186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4800 Quebec Avenue North
Minneapolis, MN	55428
(Address of principal executive offices)	(Zip Code)

(763) 537-3601
(Registrant’s telephone number, including area code)

_____________________________________
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

Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at October 31, 2003
Common Stock, par value $.08	1,604,163 Shares

PHOTO CONTROL CORPORATION INDEX

2

Part I

Item 1: Financial Information Balance Sheets
	(Unaudited) September 30 2003	(Audited) December 31 2002
ASSETS
Current Assets
Cash	$3,899,826	$3,520,622
Accounts Receivable	394,006	379,045
Inventories	2,548,260	3,144,766
Prepaid Expenses	75,151	110,805
Refundable Income Taxes	58,591	171,127

Total Current Assets	6,975,834	7,326,365

Other Assets
Patent Right, Net of Amortization	1,137,805	1,270,798
Cash Value of Life Insurance	100,998	96,285

Total Other Assets	1,238,803	1,367,083

Plant and Equipment
Land and Building	2,181,120	2,181,120
Machinery and Equipment	2,508,595	2,485,818
Accumulated Depreciation	(3,605,297)	(3,425,297)

Total Plant and Equipment	1,084,418	1,241,641

	$9,299,055	$9,935,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Portion of Purchase Contract	$320	$184,920
Accounts Payable	142,766	156,977
Accrued Payroll and Employee Benefits	161,756	141,751
Accrued Expenses	355,649	316,143

Total Current Liabilities	660,491	799,791

Accrued Retirement Benefit	854,572	873,548

Stockholders' Equity
Common Stock	128,333	128,333
Additional Paid-In Capital	1,393,484	1,393,484
Retained Earnings	6,262,175	6,739,933

Total Stockholders' Equity	7,783,992	8,261,750

	$9,299,055	$9,935,089

See accompanying notes to financial statements. 3

Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net Sales	$1,851,939	$2,497,561	$5,023,658	$6,228,216
Cost of Sales	1,345,210	1,923,597	3,992,873	4,773,251

Gross Profit	506,729	573,964	1,030,785	1,454,965
Expenses
Marketing & Administrative	287,353	340,151	1,064,888	1,081,674
Research, Development & Eng.	172,071	142,365	539,655	430,109
Gain on Sale of Plant		(90,055)		(90,055)

Total Expenses	459,424	392,461	1,604,543	1,421,728

Income (Loss) Before Taxes	47,305	181,503	(573,758)	33,237
Income Tax (Benefit)	18,000	62,000	(96,000)	12,000

Net Income (Loss)	$29,305	$119,503	$(477,758)	$21,237

Net Income (Loss) Per Common Share – Basic	$.02	$.07	$(.30)	$.01

Net Income (Loss) Per Common Share – Diluted	$.02	$.07	$(.30)	$.01

Weighted Average of Common Shares Outstanding
for Basic and Diluted Net Income (Loss) Per Common Share	1,604,163	1,604,163	1,604,163	1,604,163

See accompanying notes to financial statements. 4

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2003	2002
Cash flows from operating activities:
Net from operations	$(477,758)	$21,237
Items not affecting cash–
Depreciation	180,000	225,000
Deferred compensation	36,000	36,000
(Gain) Loss on sale of plant and equipment		(88,940)
Amortization	132,993	132,993
Provision for inventory obsolescence	96,577	177,402
Payment of deferred compensation	(54,976)	(54,976)
Change in:
Receivables	(14,961)	(554,329)
Inventories	499,929	219,815
Prepaid Expenses	35,654	32,531
Accounts Payable	(14,212)	154,424
Accrued Expenses	59,511	(170,940)
Accrued and Refundable Income Taxes	112,536	112,439

Net cash provided by operating activities	591,293	242,656

Cash flows from investing activities:
Additions to plant and equipment	(22,776)
Additions to cash value of life insurance	(4,713)	(4,389)
Proceeds from sale of land and building		95,555

Net cash provided by investing activities	(27,489)	91,166

Cash flow from financing activities:
Payment on purchase contract	(184,600)	(236,000)

Change in cash and cash equivalent	379,204	97,822
Beginning cash and cash equivalent	3,520,622	3,019,781

Ending cash and cash equivalent	$3,899,826	$3,117,603

See accompanying notes to financial statements 5

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

Note 2

Inventories are analyzed as follows:

	September 30 2003	December 31 2002
Raw Materials	$1,714,028	$1,904,392
Work in Progress	92,795	103,993
Finished Goods	1,231,437	1,536,381
Reserve for Obsolescence	(490,000)	(400,000)

	$2,548,260	$3,144,766

Note 3

Net Income (Loss) per common share is computed based on the weighted average number of common shares outstanding during the period when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the Treasury Stock method when computing the diluted earnings per share.

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

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the third quarter ended September 30, 2003 were $1,851,000, a decrease of 25.8% or $645,000 from the third quarter in 2002. Sales for the nine months ended September 30, 2003 were $5,023,000, a decrease of 19.3% or $1,204,000 from the same period in the prior year. The photographic products sales decreased $475,000 in the third quarter of 2003 compared to the third quarter in 2002 which consisted of a camera product line sales decrease of $208,000, a printer product line sales increase of $51,000, a flash equipment product line sales decrease of $291,000, and a Lindahl shades product line sales decrease of $27,000. Photographic product sales for the nine months ended September 30, 2003 were $4,187,000, a decrease of 18.3% or $939,000 over the same period in the prior year which consisted of a camera product line sales decrease of $674,000, a printer product line sales decrease of $3,000, a flash equipment product line sales decrease of $175,000 and a Lindahl shade product line sales decrease of $87,000. The decrease in the photographic product line sales reflects a general overall weakness in demand due to the economic downturn and in particular a contracting market in the photographic industry. In addition, many customers are not buying new film cameras in anticipation of switching to digital cameras in the near future. The Bookendz dock product line sales decreased $170,000 in the third quarter of 2003 as compared to 2002. Bookendz dock product line sales decreased $265,000 for the nine months ended September 30, 2003 over the same period in the prior year. Apple introduced three new powerbooks, a twelve inch, a fifteen inch and a seventeen inch model in 2003, however the Company did not ship the twelve inch dock until June and is in the process of evaluating docks for the fifteen and seventeen inch models.

The gross profit margin for the third quarter of 2003 increased to 27.4% from 23.0% in the third quarter of 2002. The gross profit margin for the nine months ended September 30, 2003 decreased to 20.5% from 23.4% in the prior year period. The changes in gross margin is attributable to changes in the product mix and increasing costs on the Bookendz product line.

Marketing and administrative expenses increased as a percentage of sales to 15.5% for the third quarter of 2003 from 13.6% for the third quarter of 2002 and increased to 21.2% for the first nine months of 2003 from 17.4% for the same period in 2002. Marketing and administrative expenses decreased $53,000 for the third quarter of 2003 as compared to the third quarter of 2002 and decreased $17,000 for the first nine months of 2003 compared to the same period in 2002. Research, development and engineering expense increased by $30,000 for the third quarter of 2003 compared to the third quarter of 2002 and increased by $110,000 for the first nine months of 2003 compared to the same period of 2002. The overall decrease in marketing and administrative expense reflects increased sales promotion activity for trade shows, advertising, and a direct user sales promotion offset by cost decreases in general and administrative expenses. The increase in research, development and engineering expense reflects the cost to develop two new digital cameras.

Liquidity & Capital Resources

Cash increased by $379,000 to $3,899,000 since December 31, 2002. This cash increase for the nine months was due to $591,000 of positive cash flow from operations, offset by $22,000 of capital equipment expenditures and payment of $184,000 on the Bookendz purchase contract. At September 30, 2003 there was no borrowing under the line of credit.

The Company believes that its cash flow from future operations and available borrowing capacity will be sufficient to finance operations and capital requirements for 2003 and 2004.

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

Item 4:   Controls and Procedures

As of September 30, 2003 an evaluation was performed by the Company’s President and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Treasurer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Part II

Item 2:   Changes in Securities

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Retained Earnings
Balance at December 31, 2002	1,604,163	$128,333	$1,393,484	$6,739,933
Net Loss				(477,758)

Balance at September 30, 2003	1,604,163	$128,333	$1,393,484	$6,262,175

Item 6:   Exhibit and Reports on Form 8-K

A.	Exhibits:

31.1 and 31.2 – Certifications

32 – Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K - On July 21, 2003 a Current Report on Form 8-K reporting under Items 7c and 9, the issuance of a press release announcing financial results for the six months ended June 30, 2003.

Photo Control Corporation
Date: October 31, 2003	By	/s/ Curtis R. Jackels
Curtis R. Jackels Chief Executive Officer, and President
	By	/s/ Christopher S. Lausen
Christopher S. Lausen Treasurer