Form 10-K
period 2003-12-31
PHOTO CONTROL CORP
filed 2004-03-19
CIK 78311

SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
Washington, D.C. 20549

(MARK ONE)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No:   0-7475

PHOTO CONTROL CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota	41-0831186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4800 Quebec Avenue
North Minneapolis, Minnesota 55428
(Address of principal executive offices)

(763) 537-3601
(Registrant’s telephone number, including area code)

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
Yes  X .   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes     No  X

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $2,043,000 based on the closing sale price of the Registrant’s Common Stock on such date.

Number of shares of $0.08 par value Common Stock outstanding at June 30, 2003:   1,604,163

1.    This annual report on form 10-K consisting of 44 pages including exhibits. The exhibit index is on page 32.

Index

Photo Control Corporation

PART I

Item 1.   Business

(a)   General Development of Business.

Photo Control Corporation (the “Registrant” or the “Company”) was organized as a Minnesota corporation in 1959. The Registrant acquired all of the outstanding stock of Norman Enterprises, Inc. (“Norman”), a California corporation, in 1973. In June 1983, the Registrant acquired all of the outstanding stock of Nord Photo Engineering, Inc. (“Nord”), a Minnesota corporation. In October 1997, Norman’s manufacturing operations were moved to Minnesota and the land and building in California was sold. In October 1998 the remaining sales and service facility was closed and moved to Minneapolis. Effective January 1, 1998 the Registrant liquidated both subsidiaries and transferred the assets to Photo Control Corporation, the parent company.

The Company designs, manufactures, and markets professional Camerz film and digital cameras, photographic accessories, Norman electronic flash equipment and Lindahl photographic accessories. In October 2000, the Company acquired a non-photographic line, the Bookendz docking station for Apple PowerBook, IBook and IPod. In January 2004, the Company purchased the Vaddio product line which is specialized video camera equipment and controls used in the video conferencing and presentation market. No new Nord photographic package printers have been sold in the last four years. However, to the extent available, service parts and replacement lenses are sold.

(b)   Financial Information About Segments.

The Registrant is engaged in two industries. It designs, manufactures, and markets professional photographic equipment and the Bookendz docking station for the Apple PowerBook, IBook and IPod. See Footnote 11 to Financial Statements for information about industry segments for the years ended December 31, 2003 and 2002.

(c)   Narrative Description of Business.

(c)(l)(i)   Principal Products, Services and Markets. The Registrant designs, manufactures and markets professional Camerz film and digital cameras, photographic accessories, Norman electronic flash equipment, and the Lindahl product line which consists of lens shades, light filters and flash brackets. All products are manufactured in our existing facility and distributed by use of our employee salesmen and five independent representatives for the Lindahl dealers. In October 2000 the Company purchased the Bookendz docking station for Apple PowerBook, IBook and IPod. The Bookendz product line is manufactured in our existing facility and distributed by use of our employee salesmen to end users and resellers of Apple products.

The principal market for the Registrant’s Camerz film and digital camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers. The market with respect to the Norman electronic flash equipment and Lindahl lens shades is broader, extending to all professional photographers and to experienced amateur photographers. The market for the Bookendz docking station is the owner of the Apple PowerBook, IBook and IPod. The geographic market in which the Registrant competes with respect to film and digital camera equipment, flash equipment and lens shades consists of the entire United States and, to a lesser extent, some foreign countries. The Bookendz docking station is sold internationally, although substantially all sales are in the United States.

The Registrant markets most of its Camerz cameras, Norman electronic flash and lighting equipment, Lindahl lens shades and photographic accessories through its four employee salesmen and through the part-time use of service employees. In addition, five independent representatives are used to sell the Lindahl product line. These products are marketed primarily under the tradenames, “Camerz”, “Norman” and “Lindahl”. Bookendz products are marketed by use of the same employees that are used for the photographic products. It is expected that the sales force will remain at the current level during 2004.

(c)(1)(ii)   New Products and Services. In 2003 the Company introduced a five and a fourteen mega pixel digital camera. A fourteen mega pixel camera back which fits onto the Camerz ZII and ZIII film cameras was also introduced. The five mega pixel camera uses a Sony sensor and the fourteen mega pixel camera uses a Kodak sensor. In the Norman product line the D12 and D24 series 900 power supplies were introduced which are used with standard AC power. Two new series of softboxes were introduced, the Norman battery portable and the Norman umbrella type softboxes. In the Lindahl product line the GoPod, a body mounted camera holder, aimed at the sport photographer was introduced. A dock for the Apple twelve inch Powerbook was introduced in May 2003. In 2004 a dock for the fifteen inch Powerbook will be introduced.

(c)(1)(iii)   Sources and Availability of Raw Materials. Materials required for the Registrant’s photographic equipment consist primarily of fabricated parts, lenses, electronic components, and lights, most of which are readily available from numerous sources. Material for the Bookendz product consists primarily of electronic components and fabricated parts, which are readily available.

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

The Registrant is the owner of the registered trademarks “Camerz”, “Norman”, “Lindahl” and “Bookendz” and the logo-type designs used in connection with the sale of photographic equipment under those names.

Although the Registrant’s patents and trademarks are valuable, they are not considered to be essential to the Company’s success. Innovative application of existing technology along with providing efficient and quality products are of primary importance.

The Registrant has entered into agreements with employees which agreements grant the Registrant an exclusive right to use make and sell inventions conceived by employees during their employment with the Registrant. The Registrant believes that the right to use, make and sell such inventions adequately protects the Registrant against any employee who might claim an exclusive proprietary right in an invention developed while the employee was employed by the Registrant.

(c)(1)(v)   Seasonal Fluctuations. The photographic equipment business is somewhat seasonal, with a larger volume of sales from March through October. Historically, the Bookendz product has less sales volume in the summer months.

(c)(1)(vi)   Working Capital Practices. The Registrant believes that its working capital needs are typical to the industry. The nature of the Registrant’s business does not require that it provide extended payment terms to customers. The Registrant maintains an inventory of raw material and finished products and permits customers to return only defective merchandise.

(c)(1)(vii)   Single Customer. During the years ended December 31, 2003, 2002 and 2001, the Company derived 16.3%, 17.2% and 27.5%, respectively, of its sales from an unaffiliated customer, Lifetouch Inc. and its affiliates. During the years ended December 31, 2003, 2002 and 2001, 6.5%, 6.2% and 15.5%, respectively, of the Company’s sales were from another unaffiliated customer, CPI Corp. During the years ended December 31, 2003, 2002, and 2001, 12.1%, 14.0% and 2.8%, respectively, of it sales were from a third unaffiliated customer, PCA National, Inc.

(c)(1)(viii)   Backlog. The dollar amount of backlog believed by the Registrant to be firm at December 31, 2003, 2002 and 2001, is $1,470,000, $360,000 and $965,000, respectively. The Registrant anticipates that it will be able to fill all current backlog orders during the fiscal year ending December 31, 2004.

(c)(1)(ix)   Government Contracts. No material portion of the Registrant’s business is subject to renegotiation of profits or termination of any contract or subcontract at the election of the Government.

(c)(1)(x)   Competition. Primary methods of competition for the Company’s products are product performance, reliability, service, and delivery. Because of varying product lines, the Registrant is unable to state accurately its competitive position in relation to such competitors. The Camerz film cameras have no known competitor, however, the digital cameras compete with the digital professional cameras sold by Kodak, Fuji and Nikon. In the somewhat broader market in which the Norman professional studio electronic flash equipment competes, there are approximately ten significant competitors, several of which are well established. The Registrant is unable to state accurately Norman’s overall competitive position in relation to such competitors. Norman’s dominant competitors are Broncolor, Dynalite, White Lighting, Photogenic, ProFoto and Speed-O-Tron. The Lindahl line has one known competitor, Jones Brackets, Inc. Bookendz docking stations have no known competitors.

(c)(1)(xi)   Research and Development. For the years ended December 31, 2003, 2002 and 2001, the Registrant spent $861,000, $601,000 and $713,000, respectively, on research activities relating to the development of new products, services, and production engineering. The Company intends to maintain its 2003 level of spending on research and development in 2004. It is anticipated that the life cycle of digital products will be shorter than the film based products of the past and a higher level of spending will be required.

(c)(1)(xii)   Environmental Regulation. Federal, state and local laws and regulations with respect to the environment have had no material effect on the Registrant’s capital expenditures, earnings, or respective competitive positions.

(c)(1)(xiii)   Employees. As of December 31, 2003, the Registrant had 46 full time employees and 4 part time employees. The Registrant utilizes subcontract personnel on a temporary basis to supplement its regular work force, which totaled 2 people as of December 31, 2003.

(d)   Financial Information About Foreign and Domestic Operations and Export Sales. The Registrant has no operations based outside of the United States. During each of the last three years ended December 31, 2003, slightly less than 5% of the Registrant’s sales were derived from export sales.

Item 2.   Properties

The Registrant’s principal property is located at 4800 Quebec Avenue North, Minneapolis, Minnesota. The building at that location consists of 55,000 square feet and is located on 3 1/2 acres of land. The building was constructed in 1971 and was purchased in 1980. Extensive remodeling has been done to meet the specific needs of the Company. The Registrant first occupied the building during the fall of 1980, and uses the building for the manufacturing of all its products and as corporate offices.

The Registrant believes its present facilities are adequate for its current level of operation and provide for a reasonable increase in production activities.

Item 3.   Legal Proceedings

The Registrant is not a party to, and none of its property is the subject of, any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Registrant’s shareholders during the Registrant’s quarter ending December 31, 2003.

Executive Officers of the Registrant

Name, Age and Present Position of Officer	Business Experience
John R. Helmen, 63 Chairman	Mr. Helmen was appointed Chairman of the Registrant in June 2001 when he resigned from his positions of President and CEO. He was the President of the Registrant since April 1997. In August 1997, the Board of Directors appointed him CEO and a director of the Registrant. Mr. Helmen was employed by Supra Color Labs, Inc. as Vice President, Director of Sales and Marketing from 1977 through 1979, President from 1979 through 1993, and General Manager after the sale of Supra Color to Burrel Professional Labs from 1993 to 1996.
Curtis R. Jackels, 57 Chief Executive Officer President, Secretary and Director
Mr. Jackels was appointed CEO and President of the Registrant in June 2001. He had been Vice President-Finance of the Registrant since August 1985 and Treasurer since November 1980. He has been a director since May 2001. Mr. Jackels was controller from June 1978 to November 1980. Prior to June, 1978, Mr. Jackels was employed by two public accounting firms.
Robert A. Leidlein, 54 Vice President-Marketing
Mr. Leidlein joined the Registrant in August 2001. From May 1995 to July 2001, Mr. Leidlein was the Group Executive International Operations of Photo Marketing Association International, a photographic trade association. From August 1985 to April 1995, Mr. Leidlein had been President of Photoquip.
Christopher S. Lausen, 42 Treasurer
Mr. Lausen has served as the Registrant’s Controller and Personnel Director since April 2000, and as Treasurer since May 2003. Prior to April 2000, Mr. Lausen had been the Accounting Manager for GAF Materials Corporation, a manufacturer of building materials, from April 1998 to April 1999 and the Accounting Manager at Command Tooling Systems Incorporated, a manufacturer of toolholding systems for the steel milling industry, from October 1987 to April 1998.

The term of office for each executive officer is from one annual meeting of directors until the next annual meeting or until a successor is elected. There are no arrangements or understandings between any of the executive officers and any other person (other than arrangements or understandings with directors or officers acting as such) pursuant to which any of the executive officers were selected as an officer of the Registrant. There are no family relationships between any of the Registrant’s directors or executive officers.

PART II

Item 5:   Market for Registrant’s Common Equity and Related Shareholder Matter

Selected Common Stock Data

The Company’s Common Stock is listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ). The Company has never paid any cash dividends. It intends to retain earnings to finance the development of its business. Stockholders of record on December 31, 2003 numbered 284. The Company estimates that an additional 400 stockholders own stock held for their account at brokerage firms and financial institutions. The following table sets forth the high and low sales prices for the periods set forth below. The source of the prices is the NASDAQ Historical Trade Tables.

	2003		2002
Quarter Ended	High	Low	High	Low
March 31	1.80	1.50	2.54	2.11
June 30	1.80	1.51	2.20	1.65
September 30	2.23	1.50	1.89	1.40
December 31	2.49	1.90	1.93	1.10

Item 6:   Selected Financial Data

	Year Ended December 31
	2003	2002	2001	2000	1999
Net Sales	$5,914,838	$7,739,393	$10,809,359	$12,349,983	$9,335,077
Net Income (Loss)	(964,471)	170,009	721,741	1,118,805	300,533
Net Income (Loss) Per Share	(.60)	.10	.43	.67	.18
Return on Sales	(16.3)%	2.2%	6.7%	9.1%	3.2%
Return on Beginning Net Worth	(11.7)%	2.1%	9.8%	17.9%	5.1%
Return on Beginning Assets	(9.7)%	1.6%	7.2%	13.8%	4.0%
Working Capital	$5,834,428	$6,526,574	$6,013,396	$4,949,100	$4,846,502
Plant and Equipment	1,103,021	1,241,641	1,451,023	1,571,239	1,621,675
Total Assets	8,690,946	9,935,089	10,318,997	10,075,619	8,109,810
Long-Term Debt	0	0	0	504,240	0
Other Accrued Expenses-Retirement
Benefit	834,642	873,548	912,696	762,810	685,148
Stockholders’ Equity	7,297,279	8,261,750	8,091,741	7,370,000	6,251,195
Book Value Per Share	4.55	5.15	5.04	4.60	3.90
Shares Outstanding	1,604,163	1,604,163	1,604,163	1,604,163	1,604,163

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Photo Control Corporation is a manufacturer of professional photographic equipment and the Bookendz docking stations. There are three photographic product lines: long-roll film and digital cameras, electronic flash equipment and lens shades. All three product lines are used primarily for high volume portrait, commercial and school photography. The Company continues to offer service parts and support on a fourth line of photographic package printers. However, because this product is technologically obsolete, no new printers have been sold in the last four years. The Bookendz products are docking stations for the Apple Powerbook, Ibook and Ipod.

In recent years there has been a consolidation in the markets served by our photographic equipment, resulting in excess capacity and sales to fewer customers. Sales are highly concentrated to several high volume studio and school photographers. For the years ended December 31, 2003, 2002 and 2001, three customers comprised 34.9%, 37.4% and 45.8%, respectively of the Company’s sales.

Sales by other companies of consumer digital cameras and products have increased significantly over the last several years. However, the professional photographic markets have experienced a slow gradual increase for digital products with the lower volume individual wedding and studio photographers purchasing high-end professional cameras from such companies as Kodak, Fuji and Nikon. This trend has yet to emerge in the high volume professional photographers, which is the market the Company primarily serves. Beginning in 1998, sales of the Company’s new film cameras decreased significantly because professional photographers would either make new investments in digital products or buy used film equipment. As a result, the Company’s camera sales have declined in recent years. The Company offers several digital camera products and in 2003 introduced three new camera products, a five mega pixel camera, a fourteen mega pixel camera and a fourteen mega pixel camera back, however, shipments of production units did not begin until 2004. Management believes that newer digital products will offset the decline in sales of film cameras and increase sales in future years.

The Company’s electronic flash equipment is of high quality, premium priced, and targeted at high volume photographers. Lighting considerations are similar for both digital and film photography. During 2002 the Company began to distribute a low priced line of lights imported from China. Also, at the end of 2002, a new high quality, lower priced monolight was brought to market. During 2003 a new lower priced line of digital floor power supplies was introduced with shipments of production units beginning in 2004. The Company expects its new products coupled with its older products will satisfy a broader spectrum of the lighting market.

The lens shade product line also includes light filters and brackets that are used to attach the special effect shades and filters to professional medium format cameras. Both the lens shade line and photographic printer service parts account for less than eight percent of sales in 2003 and 2002.

The Bookendz docking stations allow owners of Apple Powerbooks, Ibooks and Ipods to remove the device from the dock for travel and upon return, dock the device without having to make a connection for each individual peripheral device. Apple constantly changes the configuration of their equipment and the docks are frequently redesigned and retooled to accommodate theses changes.

The Company has developed new digital products in an effort to offset the decline in sales of film based products. However, it is unknown the effect to which this strategy will be successful. In addition the Company has attempted to diversify outside the photographic market by purchasing the Bookendz docking product line in 2000 and the Vaddio product line in January 2004. The Vaddio product line is specialized cameras and controls used in the video conferencing and presentation markets. The products are sold through a dealer network that resells and installs the equipment. The end users are a variety of businesses and various organizations that wish to utilize video conferencing. Schools and churches are a significant share of the presentation market.

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

Currently the only intangible asset is the patent for the Bookendz docking station. This asset is being amortized over the legal life of the patent, however, if significant changes would occur to the estimated future cash flow of the product sales under the patent right, an additional write down would be determined based on the reduction of such cash flows.

Off Balance Sheet Financing Arrangements
As of December 31, 2003 there are no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guarantees of other parties.

Results of Operations
The following table presents selected items from the Company’s Statements of Operations expressed as percentages of sales for the year indicated:

	YEAR ENDED DECEMBER 31
	2003	2002	2001
Sales	100.0%	100.0%	100.0%
Gross Margin	19.6	23.5	32.2
Marketing & Administrative	23.0	17.2	15.6
Research, Development & Engineering	14.6	7.8	6.6
Gain on Sale of Land and Building	0.0	(1.2)	0.0
Income(Loss) Before Taxes	(18.0)	0.0	10.0
Net Income(Loss)	(16.3)	2.2	6.7

Sales
Total sales in 2003 decreased $1,824,000 compared to 2002. Camera sales decreased by $1,049,000 in 2003, primarily due to a decrease in sales to the three major customers discussed in footnote 10, whose purchases from us declined by a total of $758,000 in 2003 compared to 2002. In addition to the continuing downward sales trend of film cameras in 2003, our supplier of digital camera sensors discontinued that segment of their business which caused a decrease in camera sales in 2003 compared to 2002. Although the three new digital camera products were introduced in 2003, production units were not available until 2004. Sales of the Bookendz product line decreased $541,000. In January 2003, Apple introduced two new Powerbooks, a twelve and a seventeen inch model. The Company did not have twelve inch docks available for shipment until May and is evaluating the market for seventeen inch docks. In July 2003, Apple introduced a new fifteen inch Powerbook and the Company began shipping docks for this model in February 2004. Lighting sales decreased by $61,000. The two other products, Lindahl shades and Nord printer parts which account for 7.4% of sales, decreased by $173,000 in 2003 as compared to 2002.

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

Gross Margins
The gross margins were 19.6%, 23.5% and 32.2% for the years ended December 31, 2003, 2002 and 2001, respectively. Because of low sales volume in 2003 there was an under absorption of manufacturing overhead of $759,000 compared to an under absorption of $662,000 in 2002 and $234,000 in 2001. If the Company successfully increases its sales in 2004, the gross margins will increase due to the elimination of excess plant capacity and under absorbed overhead. The gross margin on the Norman product line accounted for approximately one half of the gross margin change from 2003 to 2002 because of the sales of lower priced and margin products in 2003 compared to 2002. However, gross margins are expected to fluctuate on a quarterly basis because of product mix changes and the seasonality of sales.

Marketing and Administrative
Marketing and administrative expenses were $1,358,843, $1,330,639 and $1,687,717 for the years ended December 31, 2003, 2002 and 2001, respectively. As a percentage of sales, marketing and administrative expenses have increased to 23.0% in 2003 from 17.2% in 2002 and from 15.6% in 2001. Marketing and administrative expense increased as a percentage of sales from 2003 to 2002 and 2002 to 2001 because the expenses did not decrease proportionally with the sales decreases. The increase in dollar amounts in 2003 compared to 2002 reflect increased marketing expenses of $106,343 which was offset by lower administrative costs for a net increase of $28,204. In an attempt to increase sales, higher advertising, trade show and direct calling promotion expenses were incurred. The decrease in dollar amounts reflects decreased staff in 2002 and 2001.

Research, Development and Engineering
Research, development and engineering expenses were $861,589, $601,360 and $713,112 for the years ended December 31, 2003, 2002 and 2001, respectively. In 2002, the Company reduced the engineering staff compared to 2001. In 2003 the Company spending increased $260,229 compared to 2002. This increase was to develop three new digital camera products. In 2004, the Company will continue to spend at approximately the 2003 level.

Quarterly Results
The three years ended December 31, 2003 reflect the seasonal demand for the Company’s products resulting in relatively higher sales in the second and third quarters.

Income Taxes
At December 31, 2003, the Company’s deferred tax asset of $855,000 is fully reserved. In 2003, the Company used all of its tax loss carry back, which resulted in a benefit of $96,000 for income taxes. In 2002, the Company carried its tax loss back and received an income tax benefit of $190,000.

Liquidity and Capital Resources
Cash decreased by $10,692 to $3,509,930 at December 31, 2003 from $3,520,622 at December 31, 2002. Net loss from operations was $964,471 which was offset by non cash charges for depreciation, amortization and reserve for obsolescence of $501,490, decrease in inventory of $469,471, decrease in refundable income taxes of $112,536 and other changes in working capital netting to $88,881 for net cash provided by operating activity of $207,907. Working capital decreased to $5,834,428 at December 31, 2003 from $6,526,574 at December 31, 2002 primarily as a result of decreased inventory.

Capital expenditures were $28,966 in 2003, $20,231 in 2002 and $215,354 in 2001. The Company estimates that additional capital investments for property and equipment will be approximately $100,000 in 2004.

The Company has an unsecured line of credit for $1,000,000 at the prime rate of interest. At December 31, 2003, there were no borrowings under the line.

The Company believes that its current cash position, its cash flow from operations and amounts available from bank borrowing should be adequate to meet its anticipated cash needs for working capital, capital expenditures and the Vaddio product line during 2004. However, if losses continue into the future, there is no assurance that additional cash and borrowings will be available to the Company.

Effects of Inflation
The Company believes that the effect of inflation has not been material during each of the years ended December 31, 2003, 2002 and 2001.

Gain on Sale of Land and Building
In 2002, the Company sold its 5,000 square foot building and related land in Hinckley Minnesota that had been under a lease for the last four years which resulted in a gain of $90,055.

Disclosures about Contractual Obligations and Commercial Commitments
The following summarizes our contractual obligations at December 31, 2003, and the effects these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Accrued expense - Retirement Benefits	$834,642	$73,301	$146,602	$146,602	$468,137
Line of Credit Borrowings

Total	$834,642	$73,301	$146,602	$146,602	$468,137

Cautionary Statement
Statements included in this management’s discussion and analysis of financial condition and results of operations, in the letter to stockholders, elsewhere in the Company’s Form 10-K and in future filings by the company with the Securities and Exchange Commission which are not historical in nature are identified as “forward looking statements” for the purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitations, those relating to the Company’s future business prospects, revenues, gross profit margins, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment, and any other risks indicated.

Item 7A:   Quantitative and Qualitative Disclosures About Market Risk

The Company’s line of credit described in Footnote 5 to the Financial Statements carries interest rate risk. Amounts borrowed under this agreement are subject to interest charges at a rate tied to the lending base rate which is generally prime rate. There were no borrowings under the line in 2003 or 2002. The Company’s cash and cash equivalents consist of cash and money market funds. All amounts are placed with creditworthy financial institutions, however the rate of return will fluctuate with the change in market interest rates.

Item 8:   Financial Statements and Supplementary Data

Report of Independent Auditors

Audit Committee, Board of Directors and Stockholders
Photo Control Corporation

        We have audited the accompanying balance sheets of Photo Control Corporation as of December 31, 2003 and 2002, and the related statements of changes in stockholders’ equity, operations and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photo Control Corporation as of December 31, 2003 and 2002 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 29, 2004

Statements of Operations

	Year Ended December 31
	2003	2002	2001
Net Sales	$5,914,838	$7,739,393	$10,809,359
Cost of Sales	4,754,877	5,917,440	7,326,789
Gross Profit	1,159,961	1,821,953	3,482,570
Expenses
Marketing and Administrative	1,358,843	1,330,639	1,687,717
Research, Development and Engineering	861,589	601,360	713,112
Gain on Sale of Land and Building		(90,055)

	2,220,432	1,841,944	2,400,829
Income(Loss) Before Income Taxes	(1,060,471)	(19,991)	1,081,741
Income Tax Provision(Benefit)	(96,000)	(190,000)	360,000

Net Income(Loss)	$(964,471)	$170,009	$721,741

Net Income(Loss) Per Common Share-Basic	$(.60)	$.11	$.45

Net Income(Loss) Per Common Share-Diluted	$(.60)	$.10	$.43

See accompanying Notes to Financial Statements

Statements of Changes in Stockholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings
Balance at December 31, 2000	1,604,163	$128,333	$1,393,484	$5,848,183
Net Income				721,741

Balance at December 31, 2001	1,604,163	128,333	1,393,484	6,569,924
Net Income				170,009

Balance at December 31, 2002	1,604,163	128,333	1,393,484	6,739,933
Net Loss				(964,471)

Balance at December 31, 2003	1,604,163	$128,333	$1,393,484	$5,775,462

See accompanying Notes to Financial Statements

Balance Sheets

	December 31
Assets	2003	2002
Current Assets
Cash and Cash Equivalents	$3,509,930	$3,520,622
Accounts Receivable, Less Allowance of $40,000	192,812	379,045
Inventories	2,518,715	3,144,766
Prepaid Expenses	113,405	110,805
Refundable Income Taxes	58,591	171,127

Total Current Assets	6,393,453	7,326,365

Other Assets
Patent, Net of Amortization	1,093,474	1,270,798
Cash Value of Life Insurance	100,998	96,285

Total Other Assets	1,194,472	1,367,083

Plant and Equipment
Land and Building	2,181,120	2,181,120
Machinery and Equipment	2,514,784	2,485,818
Accumulated Depreciation	(3,592,883)	(3,425,297)

Total Plant and Equipment	1,103,021	1,241,641

	$8,690,946	$9,935,089

Liabilities and Stockholders’ Equity
Current Liabilities
Current Portion of Purchase Contract	$		$184,920
Accounts Payable		106,524	156,977
Accrued Payroll and Employee Benefits		143,696	141,751
Accrued Expenses		308,805	316,143

Total Current Liabilities		559,025	799,791

Other Accrued Expense - Retirement Benefit		834,642	873,548

Stockholders’ Equity
Common Stock
Par Value $.08 Authorized 5,000,000
Shares Issued 1,604,163		128,333	128,333
Additional Paid-In Capital		1,393,484	1,393,484
Retained Earnings		5,775,462	6,739,933

Total Stockholders’ Equity		7,297,279	8,261,750

		$8,690,946	$9,935,089

See accompanying Notes to Financial Statements

Statements of Cash Flows

	Year Ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net income from operations	$(964,471)	$170,009		$721,741
Items not affecting cash-
Depreciation	167,586	222,999		283,848
Amortization	177,324	177,324		177,324
Deferred retirement benefit	34,395	34,153		151,241
(Gain)Loss on sale of land, building and equipment	—	(88,940)		10,374
Provision for inventory obsolescence	156,580	275,950		157,936
Deferred income taxes	—	—		160,000
Payment of retirement benefit	(73,301)	(73,301)		(216,688)
Change in operating assets and liabilities:
Accounts Receivable	186,233	111,894		792,916
Inventories	469,471	153,763		38,848
Prepaid expenses	(2,600)	44,172		(77,086)
Accounts payable	(50,453)	24,796		(244,982)
Accrued expenses	(5,393)	(216,645)		36,964
Accrued and refundable income taxes	112,536	(83,347)		(271,610)

Net cash provided by
operating activities	207,907	752,827		1,720,826

Cash flows from investing activities:
Proceeds from sale of land, building and equipment		95,555		41,346
Additions to plant and equipment	(28,966)	(20,232)		(215,354)
Proceeds from life insurance	—	—		458,591
Additions to cash value of life insurance	(4,713)	(4,389)		(3,888)

Net cash provided (used)
in investing activities	(33,679)	70,934		280,695

Cash flows from financing activities:
Payment on purchase contract	(184,920)	(322,920)		(236,400)

Change in cash and cash equivalents	(10,692)	500,841		1,765,121
Cash and cash equivalents at beginning of year	3,520,622	3,019,781		1,254,660

Cash and cash equivalents at end of year	$3,509,930	$3,520,622		$3,019,781

Supplemental disclosure information:
Income tax payments	$4,916	$14,809		$471,610

Income tax refunds	$213,453	$121,462	$

See accompanying Notes to Financial Statements

Notes to
Financial Statements

Note 1.   Business Description
Photo Control Corporation (the Company) designs, manufactures and markets professional cameras, electronic flash equipment, lens shades and related photographic accessories. A second line of business consists of the Bookendz docking stations for the Apple PowerBook, IBook and IPod.

The principal market for the Company’s long-roll film and digital camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers. The market with respect to electronic flash equipment and the Lindahl products is broader, extending to all professional and commercial photographers and to experienced amateur photographers. The market for Bookendz is all owners of the Apple PowerBooks, IBooks and IPods. The geographic market in which the Company competes consists of the entire United States and, to a lesser extent, some foreign countries.

In 2003, sales of flash equipment was the highest followed by camera equipment, Bookendz and lens shade sales. In 2002, sales of camera equipment and flash equipment were approximately equal followed by Bookendz and lens shades. There has been a consolidation of school photography and studio portrait photography in recent years, which has concentrated the Company’s sales to fewer customers. It is expected that this trend will continue. In 2003, three customers accounted for 34.9% of the Company’s sales, in 2002 37.4% and in 2001 45.8%. Due to the rapidly changing technology related to many areas of image processing, the Company has discontinued manufacturing many products and is replacing them with newer, updated equipment.

Note 2.   Significant Accounting Policies
Use of Estimates — Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Revenue Recognition — Sales are recorded when the product is shipped and returns are permitted only for defective equipment. Costs incurred related to shipping and handling are billed to customers, and the costs and billings are offset against each other in cost of sales. Billings for the years ended December 31, 2003, 2002 and 2001 were $132,239, $127,667 and $137,240, respectively.

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible. The Company believes all accounts in excess of the allowance for doubtful accounts to be fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made.

Inventories — Inventories of raw materials, work in process and finished goods are valued at the lower of cost (first-in, first-out) or market. Market represents estimated realizable value in the case of finished goods and replacement or reproduction cost in the case of other inventories. Because of changing technology and market demand, inventory is subject to obsolescence. An annual review is made of all inventory to determine if any obsolete, discontinued or slow moving items are in inventory. Based on this review, inventory is disposed of or an allowance for obsolescence established to cover any future disposals.

Plant and Equipment — Plant and equipment are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of 35 years for the building and 3 to 7 years for machinery and equipment. Ordinary maintenance and repairs are charged to operations, and expenditures which extend the physical or economic life of property and equipment are capitalized. Gains and losses on disposition of property and equipment are recognized in operations and the related asset and accumulated depreciation accounts are adjusted accordingly. The Company assesses long-lived assets for impairment under FASB Statement of Financial Accounting Standards (SFAS) No. 144 using estimates of undiscounted future cash flows. Under those rules, long-lived assets are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. To date, there have been no such losses.

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, receivables, accounts payable, accrued liabilities and purchase contract approximate fair value because of the short maturity of these instruments. The Company does not have any derivative financial instruments.

Amortization of Patent – Patent cost of $1,655,000 is being amortized over nine years, which is based on the life of the patent. As of December 31, 2003 and 2002 the unamortized balance is $1,093,474 and $1,270,798. Amortization of the patent was $177,324 for each of the years ended December 31 2003 and 2002. The estimated amortization for each of the next five years is $177,324.

Research and Development — Expenditures for research and development are charged against operations as incurred.

Income Taxes — Deferred income taxes are provided for expenses recognized in different time periods for financial reporting and income tax purposes. These differences consist primarily of deferred retirement benefit that is not deductible for taxes and inventory which has a higher tax basis than for financial reporting purposes. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

Advertising — Advertising costs are included in Marketing and Administrative Expenses and are expensed as incurred. Advertising expense was $125,000, $96,000 and $89,000 for the years ended December 31, 2003, 2002 and 2001 respectively.

Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be a cash equivalent. Cash and cash equivalents consist of short-term securities and bank balances. The Company at December 31, 2003 and periodically throughout the year has maintained balances in various operating and money market accounts in excess of federally insured limits.

Net Income(Loss) Per Common Share — Net income(loss) per common share was based on the weighted average number of common shares outstanding during the period when computing the basic net income(loss) per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. The weighted average number of common shares outstanding for the three years ended December 2003 was 1,604,163. The basic net income(loss) per share was $(.60), $.11 and $.45 for the years ended December 31, 2003, 2002 and 2001, respectively. The dilutive net income(loss) per share was $(.60) and $.10 and $.43 for the years ended December 31, 2003, 2002 and 2001, respectively, which was computed using an additional 0, 43,000 and 63,000 shares for the dilutive effect of stock options. Dilutive options excluded from the net income(loss) per share was 269,000, 235,000, and 263,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation — In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair market value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”, using the Black-Scholes pricing method.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income(loss) and basic and diluted net income(loss) per common share would have been changed to the following pro forma amounts:

	Fiscal Year ended December 31,
	2003	2002	2001
Net Income (loss):
As reported	($964,471)	$170,009	$721,741
Pro forma	($1,018,077)	$41,009	$579,741
Basic net income (loss) per common share:
As reported	($0.60)	$0.11	$0.45
Pro forma	($0.63)	$0.03	$0.36
Diluted net income per common share:
As reported	($0.60)	$0.10	$0.43
Pro forma	($0.63)	$0.02	$0.35
Stock based compensation:
As reported	$0	$0	$0
Pro forma	$53,606	$129,000	$142,000

In determining the compensation cost of options granted during fiscal year 2003, 2002 and 2001, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Fiscal Year ended December 31,
	2003	2002	2001
Risk-free interest rate	6.5%	6.5%	6.5%
Expected life of options granted	5 years	5 years	5 years
Expected volatility	50%	50%	50%
Expected dividend yield	0%	0%	0%

Note 3.   Inventories
The following inventories were on hand at December 31:

	2003	2002
Raw Materials	$1,214,579	$1,504,392
Work in Process	54,777	103,993
Finished Goods	1,249,359	1,536,381

	$2,518,715	$3,144,766

Note 4.   Accrued Expenses and Warranty Costs
Accrued expenses at December 31 are as follows:

	2003	2002
Product Warranty Reserve	$200,000	$200,000
Real Estate Taxes	80,000	86,000
Other	28,805	30,143

	$308,805	$316,143

The Company warrants its products for one or two years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two which provides a full two year warranty on all products. The Company has reserved an additional $50,000 to cover any unanticipated or unusual product warranty problems. The following summarizes the warranty transactions:

	2003	2002	2001
Balance at Beginning of Year	$200,000	$200,000	$200,000
Claims Paid	(47,680)	(61,840)	(79,900)
Expense Provision	47,680	61,840	79,900

Balance at End of Year	$200,000	$200,000	$200,000

Note 5.   Short-Term Line of Credit
The Company has a $1,000,000 unsecured line of credit agreement at the prime rate of interest. There were no borrowings under the line of credit during the years ended December 31, 2003 and 2002.

Note 6.   Commitments
The Company has retirement benefit agreements with key management personnel, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs are recognized over the period of service and recorded as accrued retirement benefit.

Note 7.   Income Taxes
The income tax provision(benefit) shown in the statements of operations is detailed below for each year ended December 31:

	2003	2002	2001
Current
Federal	$(98,000)	$(190,000)	$168,000
State	2,000		32,000
Deferred			160,000

	$(96,000)	$(190,000)	$360,000

The income tax provision (benefit) varied from the federal statutory tax rate as follows for each year ended December 31:

	2003	2002	2001
U.S. Statutory Rate	(34.0%)	(34.0%)	34.0%
State Income Taxes, Net of Federal Income Tax Benefit	.2		2.0
Inventory Disposal		(916.4)	(20.0)
Valuation Allowance	23.4		14.8
Other, net	1.3		2.5

	(9.1%)	(950.4%)	33.3%

The following summarizes the tax effects of the significant temporary differences which comprise the deferred tax asset at year ended December 31:

	2003	2002
Inventory Costs	$198,000	$144,000
Deferred Retirement Benefit	300,000	314,000
Bad Debt Reserves	14,000	14,000
Accrued Benefits	41,000	39,000
Accrued Costs	72,000	72,000
Financial Amortization in Excess of Tax	76,000	52,000
Loss Carryforwards	182,000

Net Deferred Tax Asset	883,000	635,000
Valuation Allowance	(883,000)	(635,000)

Net Deferred Income Tax

At December 31, 2003, the Company has available for U.S. federal and state income tax purposes net operating loss carryforwards of approximately $500,000 and $580,000, respectively. These carryforwards expire in the year 2023 for federal purposes and the years 2017 and 2018 for state purposes. The ultimate utilization of the net operating loss carryforwards may be limited and are fully reserved in the valuation allowance.

Note 8.   Profit Sharing Plan
The Company has a 401K plan, which covers qualified full-time employees. The Company matches the employees contributions to 8% of the employees salary at a rate of 25%. An additional 10% match is contributed if certain profit goals are achieved. The Company contributed $37,647, $56,159 and $59,979 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 9.   Stock Options
Non-qualified stock options to purchase shares of the Company’s common stock have been granted to certain officers, directors, and key employees. Option prices of all the grants were not less than the fair market value of the Company’s common stock at dates of grants. At December 31, 2003, there were 111,573 shares of common stock available under the plan for future grants.

The Company has elected to account for non-qualified stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for stock options.

The following summarizes the changes in the options for the years ended December 31:

	2003		2002		2001
	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price	Number of Options	Average Exercise Price
Balance at Beginning of Year	331,000	$2.60	359,000	$2.66	227,000	$2.31
Granted					200,000	$3.20
Expired	(62,000)	$2.51	(28,000)	$3.42	(68,000)	$3.11

Balance at End of Year	269,000	$2.62	331,000	$2.60	359,000	$2.66

The following summarizes the outstanding and exercisable options as of December 31, 2003 and the potential realizable value assuming annual rates of stock price appreciation for the option term:

Options Outstanding				Exercisable Options
Range of Price	Number of Options	Remaining Life (Years)	Average Exercise Price	Number of Options	Average Exercise Price
$1.19	76,000	0.1	$1.19	76,000	$1.19
$3.19	15,000	1.6	$3.19	10,000	$3.19
$2.20 to 3.44	178,000	2.2	$3.11

	269,000			86,000

Note 10.   Major Customers
During the years ended December 31, 2003, 2002, and 2001, three unaffiliated customers accounted for the following percentages of sales:

Customer	2003	2002	2001
A	16.3%	17.2%	27.5%
B	12.1	14.0	2.8
C	6.5	6.2	15.5

	34.9%	37.4%	45.8%

Note 11.   Segment Reporting
The Bookendz product line are docking stations for the Apple PowerBook, IBook and IPod. All of its operations (sales and marketing, engineering, manufacturing and administration) are merged into Photo Control’s structure. Accordingly, the only activity for Bookendz that is separately maintained is sales, cost of sales and the cost of its related assets. The following summarizes the Bookendz operation:

	Assets
	12-31-03	12-31-02
Bookendz
Unamortized Patent	$1,093,474	$1,270,798
Inventory	165,416	246,113
Tooling	36,654	36,347

Total Bookendz	$1,295,544	$1,553,258

Total Company	$8,690,946	$9,935,089

	Sales
	12-31-03	12-31-02	12-31-01
Bookendz	$958,545	$1,499,947	$1,140,005

Total Company	$5,914,838	$7,739,393	$10,809,359

Note 12.   Quarterly Information (unaudited)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2003, 2002 and 2001:

Year ended December 31, 2003	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Sales	$1,471,200	$1,700,519	$1,851,939	$891,780	$5,914,838
Gross Profit	242,471	281,585	506,729	129,176	1,159,961
Net Income(Loss)	(316,573)	(190,490)	29,305	(486,713)	(964,471)
Net Income(Loss) Per Share	(.20)	(.12)	.02	(.30)	(.60)

Year ended December 31, 2002	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Sales	$1,703,475	$2,027,180	$2,497,561	$1,511,177	$7,739,393
Gross Profit	371,667	509,333	573,964	366,988	1,821,953
Net Income(Loss)	(123,242)	24,976	119,503	148,772	170,009
Net Income(Loss) Per Share	(.08)	.02	.07	.09	.10

Year ended December 31, 2001	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Sales	$3,093,996	$3,159,355	$2,953,330	$1,602,678	$10,809,359
Gross Profit	1,142,860	944,532	893,883	501,295	3,482,570
Net Income	271,641	183,322	194,564	72,214	721,741
Net Income Per Share	.16	.11	.12	.04	.43

Note 13.   Subsequent Events (unaudited)

On January 5, 2004 the Company purchased all the assets and rights for the Vaddio product line used in the video conferencing and presentation industry from Vaddio LLC and Rob Sheeley. The purchase price for these assets was $450,000 of cash, 50,000 shares of Photo Control common stock, the assumption of approximately $80,000 of liabilities and payment of certain legal fees and commissions. Effective January 5, 2004, Rob Sheeley and the six Vaddio employees became employees of Photo Control.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A:   Controls and Procedures

The Company’s Chief Executive Officer, Curtis R. Jackels, and principal financial and accounting officer, Christopher S. Lausen, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

Item 10.   Directors and Executive officers of the Registrant

Directors of the Registrant

Biographical information, including principal occupation and business experience during the last five years, of each director is set forth below.

Curtis R. Jackels, 57, Class I Director, CEO, President and Secretary. He was appointed CEO and President of the Company in June 2001. He had been Vice President-Finance of the Company since August 1985 and Treasurer since November 1980. Mr. Jackels was controller of the Company from June 1978 to November 1980. Prior to June 1978, Mr. Jackels was employed by two public accounting firms. Director since May 2001.

Richard P. Kiphart, 62, Class I Director. Mr. Kiphart has been a principal in the firm of William Blair and Company, L.L.C., a broker dealer and investment advisor, since 1972. He joined William Blair in 1965. He has been the principal in charge of William Blair’s corporate finance department since 1995. Director since November 2001.

Scott S. Meyers, 50, Class II Director. He is the former President and Board of Director member of Alliant Techsystems (ATK), an aerospace and defense company with leading positions in solid rocket propulsion, composite structures, and munitions. Mr. Meyers continues to provide advisory services to ATK. Mr. Meyers joined ATK in March 1996 and served as Chief Financial Officer until October 2000 when he became President. Mr. Meyers previously served as Executive Vice President and Chief Financial Officer and a Director of Magnavox Electronic Systems Company in Ft. Wayne, Indiana, a manufacturer of defense electronics products. Director since April 2000.

John McMillan, 61, Class II Director. He is the retired President and Chief Executive Officer of Scotia Technology, LLC. Scotia is located in Minneapolis, Minnesota and is a manufacturer of products for digital imaging equipment, medical devices and life support equipment for fire, rescue and recreational vehicles. Mr. McMillan became the President and CEO of Scotia in December 2001 having retired in 1998 as Chairman and Chief Executive Officer of Merit Corp., the predecessor to Scotia, a position he held since 1987. Director since September 2001.

James R. Loomis, 78, Class III Director. He retired in February, 1992 as Chairman and Chief Executive Officer of Magnavox Electronic Systems Co., a position he held since May, 1990. Magnavox Electronic Systems Co. has its headquarters in Fort Wayne, Indiana and is a manufacturer of electronic equipment. From 1980 to 1990, Mr. Loomis had been President and Chief Operating Officer of that company. Director since May 1986.

John R. Helmen, 63, Class III Director. He was appointed Chairman of the Company in June 2001. He had been President of the Company since April 1997. In August 1997, the Board of Directors appointed him CEO and a director of the Company. Mr. Helmen was employed by Supra Color Labs, Inc. as Vice President, Director of Sales and Marketing from 1977 through 1979, President from 1979 through 1993, and General Manager after the sale of Supra Color to Burrel Professional Labs in 1993. Director since August 1997.

The term of office for each director is for three years or until a successor is elected. There are no arrangements or understandings between any of the directors and any other person (other than arrangements or understandings with directors or officers acting as such) pursuant to which any of the directors were selected as a director of the Registrant. There are no family relationships between any of the Registrant’s directors or executive officers.

Mr. Meyers is a member of the Audit Committee and is an “audit committee financial expert” and “independent” as defined under applicable Securities and Exchange Commission rules.

Executive officers of the Registrant.
Information concerning Executive Officers of the Company is included in this Annual Report on Form 10-K in Part I, Item 4 under the caption “Executive Officers of the Registrant”.

Compliance with 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, as well as beneficial owners of ten percent or more of the Company’s common stock, to report their holdings and transactions in the Company’s securities. To the Company’s knowledge, based on information furnished to it and contained in reports provided pursuant to Section 16(a), as well as written representations that no other reports were required for 2003, it appears that all persons described above have complied with Section 16(a).

Code of Ethics.
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including, without limitation, our principal executive officer, principal financial and accounting officer and all other senior financial officers.  A copy of our Code of Business Conduct and Ethics can be found on our website at http://www.photocontrol.com. We intend to disclose future amendments to our Code of Business Conduct and Ethics, as well as any waivers thereof for our principal executive officer, principal financial and accounting officer and persons performing similar functions, on our website to the extent permissible under the Securities Act of 1934 and the NASDAQ Listing Standards.

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last three years awarded to or earned by the CEO and the other executive officers of the Company who earned in excess of $100,000.

	ANNUAL COMPENSATION
NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($) (1)(2)	LONG-TERM COMPENSATION OPTIONS (#)
JOHN R. HELMEN	2003	31,269
Chairman	2002	41,150
	2001	121,605	66,000	50,000
CURTIS R. JACKELS	2003	128,300
President and Chief	2002	130,000
Executive Officer	2001	113,000	66,000	30,000
ROBERT A. LEIDLEIN	2003	98,846
Vice President–Marketing	2002	100,000

(1)     The aggregate amount allocated for bonuses for a particular year is established by the Board of Directors and normally is equal to a percentage of the Company’s corporate pretax profits for the year. Generally, an officer will receive a bonus if the individual meets the performance criteria determined by the President of the Company.

(2)     All optionees, upon exercise of their non-qualified stock option, receive a cash bonus of 5% of the exercise price if exercised in the third year of the option; 10% if exercised in the fourth year and 40% if exercised in the fifth year.

Option Grants In 2003

There were no options granted in 2003 to the officers named in the Summary Compensation Table.

Aggregated Option Exercises In 2003 and December 31, 2003 Option Values

There were no options exercised by officers in 2003.

	NUMBER OF UNEXERCISED OPTIONS AT DECEMBER 31, 2003		VALUE OF UNEXERCISED IN THE MONEY OPTIONS AT DECEMBER 31, 2003($)(1)
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
J.R. HELMEN	36,667	33,333	$23,400
C.R. JACKELS	30,000	20,000	$23,400
R.A. LEIDLEIN	3,333	6,667

(1)    Value calculated based on December 31, 2003 market value of $2.36 per share less the exercise price per share multiplied by the number of option shares.

Compensation of Directors

        Each director who is not a full time employee of the Company (“outside director”) receives an annual retainer of $12,000. Also, a fee of $500 is paid to each outside director for each board or committee meeting attended. Those directors who are employees of the Company are not specifically compensated for their duties as directors. The total amount paid to all full time outside directors for services as directors during fiscal year 2003 was $60,000. The outside directors are granted stock options from time to time. Also, under the Company’s stock option plan, each participant is eligible to receive a cash bonus upon certain option exercises.

Executive Retirement Plan

        In 1985, the Board of Directors adopted an Executive Retirement Benefit Plan to provide retirement benefits to selected executives of the Company. Pursuant to the Plan the Board of Directors determines which key executive employees may participate in the Plan. Each participant who is vested or dies while employed by the Company, shall be entitled to receive retirement benefits payable monthly for not less than 15 years. In the event of the death of a participant, payments will be made to the participant’s beneficiary. If a participant dies before reaching age 67, retirement benefits will be paid to the beneficiary of the participant for 15 years or until the participant would have reached the age 67, whichever is longer. The amount of the retirement benefits to be paid each year is 20% of the projected annual salary of the participant at age 67. The projected annual salary is equal to the salary the participant would receive at age 67 if his salary on August 9, 1985, (the date of adoption of the Plan) was increased by 5% each year until the participant reached age 67. The Company maintains a life insurance policy for the individuals covered under the Plan, the proceeds of which are intended to reimburse the Company for payment of retirement benefits. Currently there are three retired participants who receive or whose heirs receive a total of $73,301 annually.

        In March 2004, the Plan was amended to provide that except in the event of a change in control, upon termination for any reason, Mr. Jackels will immediately begin receiving the payments he would have otherwise been entitled to receive under the Plan if he had worked until age 65. The annual amount of these payments is $48,534. Upon a change in control after termination, the remaining payments due under the Plan will increase by an aggregate of 3% each year over the prior year’s payments beginning with the payments due the year after the change in control. Upon a change in control prior to termination, Mr. Jackels will begin receiving payments due under the Plan beginning on the 31st month after a change in control. Payments made in each year after the first year will increase by an aggregate of 3% each year over the prior year’s payments. These payments will be made whether or not employee terminates employment before or after the 31st month after a change in control. On a change in control, the Company will establish a trust for the benefit of Mr. Jackels and fund such trust with an annuity purchased from a financially sound insurance company sufficient to make the remaining payments due under the Plan.

Change in Control Arrangements

        The Company has entered into a Retention Agreement with Curtis R. Jackels providing for certain payments upon termination of his employment after a change in control if he agrees to remain with the Company for at least six months after a change in control. The agreement provides for the payment of insurance benefits for 18 months, continuation of his salary for 24 months and the transfer to Mr. Jackels of his then-company vehicle. Also, upon a change in control Mr. Jackels is entitled to certain additional benefits under the Executive Retirement Plan as described above.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders
The only persons known to the Company to be beneficial owners of more than five percent of the Company’s Common Stock, $.08 par value, as of December 31, 2003, are set forth in the table below. Unless otherwise indicated the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Amount Beneficially Owned(1)		Percent of Class
Mr. Patrick J. Bruggeman	107,000		6.67%
131 W. Columbia St
Fort Wayne, Indiana
Richard P. Kiphart	191,893	(2)	11.85%
222 West Adams Street
Chicago, Illinois
Diocese of Fort Wayne/South Bend, Inc.	190,256		11.86%
1103 South Calhoun
Fort Wayne, Indiana

(1)    Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of December 31, 2003, or within 60 days of such date are treated as also outstanding when determining the percent owned by such person and when determining the percent owned by a group of which such a person is a member.

(2)    Includes 5,000 shares not outstanding but obtainable upon exercise of presently exercisable options. Mr. Kiphart has sole power to vote and direct the disposition of the 186,893 shares which are beneficially owned by him and presently outstanding.

Shareholdings of Officers and Directors

The beneficial ownership of the Company’s Common Stock, $.08 par value, by directors and nominees for directors and by all of the Company’s present executive officers and directors as a group, as of December 31, 2003, is set forth in the table below. Unless otherwise indicated the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name of Individual or Identity of Group	Number of Shares Beneficially Owned(1)	Percent of Class
John R. Helmen	54,567	3.26%
James R. Loomis	36,562	2.24%
Curtis R. Jackels	60,155	3.64%
Richard P. Kiphart	191,893	11.85%
All Executive Officers and
Directors as a Group (8 persons)	367,177	21.35%

(1)   Includes the following shares which may be acquired within 60 days through exercise of options: Mr. Helmen – 36,667; Mr. Loomis – 20,000; Mr. Jackels – 30,000; Mr. Kiphart – 5,000; and all executive officers – 115,667.

Equity Compensation Plans

        The following table sets forth certain information about the Common Stock that may be issued upon the exercise of options as of December 31, 2003 under the Company’s 1983 Stock Option Plan, which is the Company’s only equity compensation plan. The Board of Directors grants non-qualified stock options to purchase shares of the Company’s common stock to all eligible participants, which includes officers, directors, and all employees. Option prices of all the grants are not less than fair market value of the Company’s common stock at dates of grant. The options expire at the end of five years from the date of grant and become exercisable over the last three years of the option at a rate of 33 1/3 percent each year.

EQUITY COMPENSATION PLAN INFORMATION

PLAN CATAGORY	NUMBER OF SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SHARES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SHARES REFLECTED IN THE FIRST COLUMN)
Equity Plan Compensation	N/A	N/A	N/A
Plans Approved By
Stockholders
Equity Plan Compensation	269,000	$2.62	111,573
Plans Not Approved By
Stockholders
Total	269,000	$2.62	111,573

Item 13.   Certain Relationships and related transactions

None

Item 14.   Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled approximately $25,200 in 2003 and $22,700 in 2002, including fees associated with the audit of the financial statements, review our quarterly reports on Form 10-Q and review of our annual report on Form 10-K.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $5,500 in 2003 and $7,000 in 2002.

All Other Fees

The Company incurred no other fees with its Auditor than as described above in 2003 and 2002.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee meets prior to filing any Form 10-Q or 10-K to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to our independent auditors are pre-approved by the audit committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors, which is attached as Exhibit 99.1.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Financial Statements. The following documents are filed as part of this report under Item 8:

Report of Independent Auditors

Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Balance Sheets at December 31, 2003 and 2002

Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

(a)(1)   Financial Statement Schedule.

Auditors’ Consent and Report on Schedules – filed as part of this report on page 29

Schedule IX   Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001 — filed as part of this report on page 30

All other schedules have been omitted because they are not applicable or are not required, or because the required information has been given in the Consolidated Financial Statements or notes thereto.

(a)(3)   Exhibits. See “Exhibit Index” on page 32 following signatures.

(b)   Reports on Form 8-K. A Form 8-K was filed on October 31, 2003 to report the Registrant’s third quarter 2003 earnings.

(c)   Exhibits. Reference made to item 14 (A)(3)

(d)   Schedules. Reference made to item 14 (A)(2)

AUDITORS’ CONSENT AND REPORT ON SCHEDULES

Audit Committee, Board of Directors and
Stockholders
Photo Control Corporation

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Photo Control Corporation for the year ended December 31, 2003 of our report, dated January 29, 2004, appearing in the Company’s 2003 Annual Report to Shareholders. We also consent to the incorporation by reference of such report in the registration statements on Form S-8 for the Photo Control Stock Option Plan.

In the course of our audit of the financial statements referred to in our report, dated January 29, 2004, included in the Company’s 2003 Annual Report to Shareholders, we also audited the supporting schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, the schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 29, 2004

Schedule IX — Valuation and Qualifying Accounts and Reserves

Column A	Column B	Column C				Column D		Column E
Description	Balance at Beginning of Year	Additions Charged (Credited) to Costs and Expenses	Additions Charged to Other Accounts Describe			Deductions Describe		Balance at End of Year
Year Ended December 31, 2003
Allowance for Doubtful
Accounts	$40,000	$23,143	$			$(23,143	)(b)	$40,000

Allowance for Warranty	$200,000	$47,680				$(47,680	)(c)	$200,000

Year Ended December 31, 2002
Allowance for Doubtful
Accounts	$40,000	$(4,408)		$5	(a)	$4,403	(b)	$40,000

Allowance for Warranty	$200,000	$61,840				$(61,840	)(c)	$200,000

Year Ended December 31, 2001
Allowance for Doubtful
Accounts	$40,000	$(3,937)		$359	(a)	$3,570 (b	)	$40,000

Allowance for Warranty	$200,000	$79,900				$(79,900	)(c)	$200,000

(a)    Recoveries of amounts written off in prior years.

(b)    Uncollectible accounts written off. In 2002 and 2001 write off of credits exceeded write off of uncollectible accounts.

(c)    Claims Paid

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Photo Control Corporation

Date: March 19, 2004	By /s/ Curtis R. Jackels
Curtis R. Jackels
Chief Executive Officer,
President, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2004	/s/ Curtis R. Jackels
Curtis R. Jackels, Chief Executive Officer, President,
Secretary and Director
(principal executive officer)

Date: March 19, 2004	/s/ Christopher S. Lausen
Christopher S. Lausen, Treasurer
(principal financial and accounting officer)

Date: March 19, 2004	/s/ John R. Helmen
John R. Helmen, Chairman

Date: March 19, 2004	/s/ James R. Loomis
James R. Loomis, Director

Date: March 19, 2004	/s/ Richard P. Kiphart
Richard P. Kiphart, Director

Date: March 19, 2004	/s/ Scott S. Meyers
Scott S. Meyers, Director

Date: March 19, 2004	/s/ John McMillan
John McMillan, Director

Photo Control Corporation

Exhibit Index

Exhibit		Page Number in Sequential Numbering of all Form 10-K and Exhibit Pages
3.1	Registrant’s Restated Articles of Incorporation, as amended – incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988	*

3.2	Registrant’s bylaws as amended – incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989	*

10.1	Executive Salary Continuation Plan adopted August 9, 1985 together with Exhibits – incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1986	* **

10.2	The Registrant’s 1983 Stock Option Plan – incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989	* **

10.3	Form of Stock Option Agreement under the Registrant’s 1983 Stock Option Plan – incorporated by reference to Exhibit 5 to the Registrant’s Registration Statement on Form S-8, Reg. No. 2-85849	* **

10.4	Cash bonus plan for officers and key employees incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999	* **

10.5	Amendment to Stock Option Plan August 29, 1994 – incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994	* **

10.6	Amendment to Stock Option Plan, February 23, 1996 – incorporated by reference to Exhibit 10.6 to the Registrant’s annual report on form 10-K for the fiscal year ended December 31, 1995	* **

Exhibit		Page Number in Sequential Numbering of all Form 10-K and Exhibit Pages
10.7	Amendment to Stock Option Plan, November 7, 1997 – incorporated by reference to Exhibit 10.7 to the Registrant’s annual report on form 10-K for the fiscal year ended December 31, 1997	**

10.8	Purchase and license agreement of Bookendz product line – incorporated by reference to Exhibit 10.1 to the Registrants report on form 8-K dated October 19, 2000	*

10.9	Retention Agreement with Curtis R. Jackels, dated March 12, 2004	34

11	Statement of computation of per share earnings	38

23	Consent of Independent Auditors	39

25	Power of Attorney from Messrs. Helmen, Jackels, Loomis, McMillan, Kiphart and Meyers	40
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 and 15d-14 of the Exchange Act	41

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 and 15d-14 of the Exchange Act	42

32	Certification pursuant to 18 U.S.C.ss.135 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	43

99.1	Audit Committee guidelines for pre-approval of Independent Auditor services	44

  *Incorporated by reference
**Indicates management contracts or compensation plans or arrangements required to be filed as exhibits.