Form 10QSB
period 2004-03-31
PHOTO CONTROL CORP
filed 2004-05-12
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2004                   Commission File Number 0-7475
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


Yes  _X_   No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date:

                 Class                          Outstanding at May 3, 2004
      ----------------------------              --------------------------
      Common Stock, par value $.08                    1,720,163 Shares

                            PHOTO CONTROL CORPORATION
                                      INDEX
                              ---------------------


PART I                                                               Page Number
------                                                               -----------

     ITEM 1:   Financial Information

                  Balance Sheets -
                    March 31, 2004 and December 31, 2003                  3

                  Statements of Operations -
                    Three Months Ended March 31, 2004 and 2003            4

                  Statements of Cash Flows -
                    Three Months Ended March 31, 2004 and 2003            5

                  Notes to Financial Statements                           6

     ITEM 2:      Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                            9

     ITEM 3:      Controls and Procedures                                12


PART II
-------

     ITEM 2:      Changes in Securities                                  12

     ITEM 5(b):   Other Information:
                  Director Nomination Process                            13


     ITEM 6:      Exhibits and Reports on Form 8-K                       13


                  Signatures                                             13

                                     PART I
                                     ------

ITEM 1: FINANCIAL INFORMATION

BALANCE SHEETS

                                                                (UNAUDITED)        (AUDITED)
                                                                  MARCH 31        DECEMBER 31
                                                                   2004              2003
                                                                -----------       -----------
                                     ASSETS
                                     ------
Current Assets
--------------
   Cash                                                         $ 2,579,706       $ 3,509,930
   Accounts Receivable                                              516,695           192,812
   Inventories                                                    2,737,734         2,518,715
   Prepaid Expenses                                                  62,666           113,405
   Refundable Income Taxes                                           60,591            58,591
                                                                -----------       -----------
         Total Current Assets                                     5,957,392         6,393,453
                                                                -----------       -----------

Other Assets
------------
   Patent Right, Net of Amortization                              1,038,800         1,093,474
   Goodwill                                                         400,825
   Cash Value of Life Insurance                                     104,886           100,998
                                                                -----------       -----------
         Total Other Assets                                       1,544,511         1,194,472
                                                                -----------       -----------

Plant and Equipment
-------------------
   Land and Building                                              2,181,120         2,181,120
   Machinery and Equipment                                        2,573,790         2,514,784
   Accumulated Depreciation                                      (3,610,738)       (3,592,883)
                                                                -----------       -----------
         Total Plant and Equipment                                1,144,172         1,103,021
                                                                -----------       -----------

                                                                $ 8,646,075       $ 8,690,946
                                                                ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
-------------------
   Purchase Contract                                            $   100,000       $
   Accounts Payable                                                 478,556           106,524
   Accrued Payroll and Employee Benefits                            188,922           143,696
   Accrued Expenses                                                 216,569           308,805
                                                                -----------       -----------
         Total Current Liabilities                                  984,047           559,025
                                                                -----------       -----------

Accrued Retirement Benefit                                          828,316           834,642
--------------------------                                      -----------       -----------

Stockholders' Equity
--------------------
   Common Stock                                                     137,613           128,333
   Additional Paid-In Capital                                     1,581,744         1,393,484
   Retained Earnings                                              5,114,355         5,775,462
                                                                -----------       -----------
         Total Stockholders' Equity                               6,833,712         7,297,279
                                                                -----------       -----------

                                                                $ 8,646,075       $ 8,690,946
                                                                ===========       ===========

                 See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                        THREE MONTHS ENDED MARCH 31
                                       -----------------------------
                                           2004              2003
                                       -----------       -----------

Net Sales                              $ 1,626,169       $ 1,471,200
Cost of Sales                            1,511,242         1,228,729
                                       -----------       -----------
  Gross Profit                             114,927           242,471

Expenses
   Marketing & Administrative              572,984           466,926
   Research, Development & Eng             203,050           206,118
                                       -----------       -----------

      Total Expenses                       776,034           673,044
                                       -----------       -----------

(Loss) Before Taxes                       (661,107)         (430,573)

Income Tax (Benefit)                                        (114,000)
                                       -----------       -----------

Net(Loss)                              $  (661,107)      $  (316,573)
                                       ===========       ===========

Net(Loss) Per Common
  Share - Basic                        $      (.39)      $      (.20)
                                       ===========       ===========
Net(Loss) Per Common
  Share - Diluted                      $      (.39)      $      (.20)
                                       ===========       ===========

Weighted Average Common Shares
  Outstanding - Basic and Diluted        1,698,163         1,604,163
                                       ===========       ===========

                 See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   MARCH 31
                                                        -----------------------------
                                                            2004              2003
                                                        -----------       -----------
Cash flows from operating activities:
     Net from operations                                $  (661,107)      $  (316,573)
     Items not affecting cash-
         Depreciation                                        45,000            60,000
         Deferred compensation                               12,000            12,000
         Amortization                                        54,674            44,331
         Provision for Obsolete Inventory                   260,000            36,293
         Loss on Sale of Assets                              33,556
     Change in:
         Receivables                                       (209,950)           75,178
         Inventories                                       (294,685)           30,675
         Prepaid Expenses                                    55,758            77,458
         Accounts Payable                                   294,057           (89,402)
         Accrued Expenses                                   (47,010)           63,172
         Accrued and Refundable Income Taxes                 (2,000)         (118,078)
         Deferred compensation                              (18,326)          (18,325)
                                                        -----------       -----------

                  Net Cash provided by (used in)
                   operating activities                    (478,033)         (143,271)
                                                        -----------       -----------

Cash flows from investing activities:
         Proceeds from Sale of Equipment                      8,916
         Additions to plant and equipment                   (68,204)          (22,776)
         Acquisition of Product Line                       (467,555)
         Additions to cash value of life insurance           (3,888)           (3,888)
                                                        -----------       -----------
                  Net cash provided by (used in)
                   investing activities                    (530,731)          (26,664)
                                                        -----------       -----------

Cash flow from financing activities:
         Proceeds from Exercise of Stock Options             78,540
         Payment on purchase contract                                         (75,040)
                                                        -----------       -----------

Change in cash and cash equivalent                         (930,224)         (244,975)
Beginning cash and cash equivalent                        3,509,930         3,520,622
                                                        -----------       -----------

Ending cash and cash equivalent                         $ 2,579,706       $ 3,275,647
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

NOTE 2

          Inventories are analyzed as follows:

                                          MARCH 31          DECEMBER 31
                                            2004               2003
                                        ----------           ----------

              Raw Materials             $1,115,142           $1,214,579

              Work in Progress             340,734               54,777

              Finished Goods             1,281,858            1,249,359
                                        ----------           ----------

                                        $2,737,734           $2,518,715
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

NOTE 4

          The compensation cost based on the fair values of options at grant dates consistent with the provisions of SFAS No. 123, would be $47,031 for the year ended December 31, 2004 and $.03 per share of common stock. For each quarter of 2004 the compensation cost would be approximately $11,800 and approximately $.01 per share of common stock.

NOTE 5 - PURCHASE OF ASSETS

          On January 5, 2004 the Company purchased all of the assets and rights for the Vaddio product line used in the video conferencing and presentation industry from Vaddio LLC and Rob Sheeley. The purchase price for these assets was $450,000 of cash, 50,000 shares of Photo Control common stock, the assumption of approximately $80,000 of liabilities and payment of certain legal fees and commissions. $350,000 of the cash price was paid at closing, $100,000 is due April 30, 2004 and is included in March 31, 2004 balance sheets as a purchase contract current liability. Effective January 5, 2004, Rob Sheeley and the seven Vaddio employees became employees of Photo Control.

          Goodwill was incurred in this transaction because of the growth potential of the Vaddio products, the synergy of combining Vaddio with Photo Control and the diversification of Photo Control's product offerings. It is expected that goodwill will be deductible for tax purposes.

          The results of operations on an unaudited pro forma basis are not presented separately as the results do not differ significantly from historical amounts presented herein.

          The allocation of the Vaddio purchase price is as follows:

                    Accounts Receivable                 $113,933
                    Inventory                            184,334
                    Prepaid Assets                         5,019
                    Equipment                             60,419
                    Goodwill                             400,824
                                                        --------
                                                        $764,529
                                                        ========

          The 50,000 common shares issued were valued at $2.38 per share based on the closing price of the common stock as of January 5, 2004.

NOTE 6 - AMORTIZATION OF PATENT

          The Bookendz patent cost of $1,655,000 was being amortized over nine years which was based on the life of the patent. The remaining life of the patent is six years. Because of declining revenues from this product and potential future technology changes the patent amortization period has been reduced to five years on the remaining unamortized balance of $1,093,474 at January 1, 2004.

NOTE 7 - PROVISION FOR OBSOLETE INVENTORY

          Sales from film cameras have been declining over the last several years. It was anticipated that a certain sales level could be achieved in 2004 and 2005. Because order activity in 2004 has not met expectations the film camera was reviewed for obsolescence and an obsolescence charge of $200,000 for the three months ended March 31, 2004 was provided for inventory that may become unsalable.

NOTE 8 - WARRANTY COSTS

          The Company warrants its products for one or two years. The warranty cost over the last two years has averaged $55,000 per year. At December 31, 2003 the reserve for warranty was $200,000. Based on a review of expected future warranty costs the reserve was reduced by $80,000 to $120,000 at March 31, 2004 based on the continuing decline in sales as noted above. The following summarizes the warranty transactions:

                                                MARCH 31, 2004    MARCH 31, 2003
                                                --------------    --------------
          Balance at Beginning of Year             $200,000          $200,000
          Claims Paid                                (8,612)          (12,027)
          Expense Provision                         (71,388)           12,027
                                                   --------          --------
          Balance at End of Period                 $120,000          $200,000
                                                   ========          ========

NOTE 9 - SUBSEQUENT EVENTS

          On April 15, 2004, Photo Control Corporation (Photo Control) and Nature Vision, Inc. (Nature Vision) reached an agreement to merge. Under the terms of the agreement, 1,788,585 shares of Photo Control common stock will be exchanged for all of the outstanding capital stock of Nature Vision, and 411,406 shares of Photo Control common stock will be reserved for issuance upon exercise of outstanding Nature Vision options and warrants. As a part of the proposed merger, Richard P. Kiphart, a director of Photo Control Corporation, has agreed to provide financing to Photo Control Corporation by purchasing $1,000,000 worth of Photo Control Corporation common stock. The proposed merger is subject to approval by the shareholders of both companies and other customary closing conditions.

          On April 15, 2004 Mr. Curtis Jackels', president of Photo Control, retention agreement was amended whereby he receives no additional benefits if there is a change in control. However, he will receive a severance benefit of four months salary, ownership of his current Company provided vehicle and paid health insurance of up to eighteen months upon termination of employment.

NOTE 10 - SEGMENT REPORTING

          The Company has three product lines, Bookendz docking stations for certain Apple computers, Vaddio video equipment used for video conferencing and presentations and photographic cameras and lighting equipment. All of the

          Bookendz and Vaddio operations, (sales and marketing, engineering, manufacturing and administration), are merged into Photo Control's structure. Accordingly, the only activity for Bookendz and Vaddio that are separately maintained are sales, cost of sales and the cost of its related assets. The following summarizes the Bookendz and Vaddio operations:

                                                            ASSETS
                                                   ------------------------
          Bookendz                                   3-31-04      12-31-03
                                                   ----------    ----------
                Unamortized Patent ..............  $1,038,800    $1,093,474
                Inventory .......................     212,029       165,416
                Tooling .........................      46,065        36,654
                                                   ----------    ----------
                   Total Bookendz ...............   1,296,894     1,295,544
                                                   ----------    ----------
          Vaddio
                Goodwill ........................     400,824
                Inventory .......................     353,680
                                                   ----------    ----------
                      Total Vaddio ..............     754,504             0
                                                   ----------    ----------
          Total Company .........................  $8,646,075    $8,690,946
                                                   ==========    ==========

                                                            SALES
                                                   ------------------------
                                                     3-31-04       3-31-03
                                                   ----------    ----------
          Bookendz ..............................     208,292       349,475
                                                   ----------    ----------
          Vaddio ................................     371,269
                                                   ----------    ----------
          Total Company .........................  $1,626,169    $1,471,200
                                                   ==========   ==========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter ended March 31, 2004 were $1,626,000, an increase of 10.5% and $155,000 from the first quarter in 2003. The photographic products sales decreased $75,000 which consisted of a camera product line sales decrease of $186,000, a printer product line sales increase of $25,000, a flash equipment product line sales increase of $133,000, and a Lindahl shades product line sales decrease of $47,000. For the first quarter of 2003, $199,500 of digital cameras were sold to one customer, however no digital cameras were sold to this customer for the first quarter of 2004. This customer has reordered and it is expected that shipment will begin in July 2004. The increased sales in the flash equipment product line is due to an increase in sales of the monolights. The monolight was a new product in 2003 with sales starting in the first quarter of 2003. The Bookendz dock product line sales decreased $141,000 during the first quarter of

2004 compared to the first quarter of 2003. This decrease was the result of a loss of distribution and not having certain models available for sale during the whole quarter. Sales of the Vaddio product line, acquired on January 5, 2004 were $371,000. This product line is used for the video conferencing and presentation markets. Management expects that Vaddio product sales will increase in future periods.

The gross profit margin for the first quarter of 2004 decreased to 7.1% compared to 16.4% from the first quarter of 2003. Gross margin varies depending upon the volume of sales and the product mix. In the first quarter of 2004 an additional provision for obsolescence over the first quarter of 2003 was made in the amount of $224,000. Sales and orders of film camera equipment have not met expectations and the inventory was reviewed for potential additional unsalable inventory. The warranty reserve was reviewed based on the last two years actual warranty expense and adjusted down by $80,000. In addition the product mix between the lower photographic gross margin sales and the higher Bookendz gross margin sales changed in 2004 compared to 2003.

Research, development and engineering expenses decreased by $3,000 and marketing and administrative expenses increased $106,000 for the first quarter of 2004 compared to the first quarter of 2003. The increase in marketing and administrative expense reflects increased sales and marketing activity for the new Vaddio line. Four of the seven Vaddio personnel hired are employed in marketing and administrative. Also promotion and tradeshow activity increased for the Vaddio line.

LIQUIDITY & CAPITAL RESOURCES
Cash decreased by $930,000 to $2,579,000 since December 31, 2003. This cash decrease for the quarter was due to $478,000 of negative cash flow from operations, $68,000 of capital equipment expenditures and $468,000 for the purchase of the Vaddio product line. At March 31, 2004 there was no borrowing under the line of credit. The line expires on June 30, 2004.

The Company believes that its cash flow from future operations and available borrowing capacity will be sufficient to finance operations and capital requirements. However, if losses continue into the future, there is no assurances that additional cash and borrowings will be available to the Company.

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

The intangible assets consist of the patent for the Bookendz docking station and goodwill for the Vaddio product line acquisition. The patent is being amortized over its legal life, however, if significant changes would occur to the estimated future cash flow of the product sales under the patent right, or from the Vaddio product line, an additional write down would be determined based on the reduction of such cash flows.

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

ITEM 3: CONTROLS AND PROCEDURES

(a) As of March 31, 2004 an evaluation was performed by the Company's President and Treasurer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Treasurer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART II
                                     -------

ITEM 2: CHANGES IN SECURITIES

                                 Common Stock
                             --------------------   Additional
                             Number of                Paid In        Retained
                              Shares      Amount      Capital        Earnings
                             ---------   --------   ----------      ----------
Balance at
  December 31, 2003          1,604,163   $128,333   $1,393,484      $5,775,462
Stock Options Exercised         66,000      5,280       73,260
Shares Issued for
  Acquisition(1)                50,000      4,000      115,000
Net Loss                                                              (661,107)
                             ---------   --------    ---------      ----------

Balance at
  March 31, 2004             1,720,163   $137,613    $1,581,744     $5,114,355
                             =========   ========    ==========     ==========

(1) On January 5, 2004 the Company issued 50,000 shares of its common stock to Sheeley enterprises, Inc. and Robin Sheeley, owners of Vaddio LLC, in connection with the purchase of the Vaddio assets. The Company relied on
     Section 4(2) of the Securities Act as an exemption from registration.


ITEM 5: OTHER INFORMATION

B. Shareholder Board Member Nomination Process - The board will consider recommendations by shareholders of nominees for election as a director. Recommendations will need to be in writing, including a resume of the candidate's business and personal background and include a signed consent that the candidate is willing to be considered as a nominee and will serve if elected. Shareholder recommendations will need to be sent to Photo Control Corporation, c/o Corporate Secretary, 4800 Quebec Avenue North, Minneapolis, MN 55428, 763-537-3601. Shareholder recommendations for nominees must be received no later than the date that shareholder proposals for action at the annual shareholder meeting are due.


ITEM 6: EXHIBIT AND REPORTS ON FORM 8-K

A.   Exhibits:

          10.1 - Amended and Restated Retention Agreement with Curtis R. Jackels, dated April 15, 2004
          10.2 - Merger Agreement and Plan of Reorganization by and among Photo Control Corporation, PC Acquisition, Inc., Dean Capra and Tony Capra, dated April 15, 2004
          10.3 - Subscription Agreement with Richard P. Kiphart, dated April 15, 2004
          31.1 and 31.2 - Certifications
          32 - Certification Pursuant to 18 U.S.C.ss.1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K - On February 3, 2004 a Current Report on Form 8-K reporting under Items 7c and 12, the issuance of a press release announcing financial results for the year ended December 31, 2003.

     On January 6, 2004, a Current Report on Form 8-K reporting under Item 5, the issuance of a press release announcing the acquisition of the Vaddio product line.

     On April 15, 2004, a Current Report on Form 8-K reporting under Item 5, the issuance of a press release announcing the merger with Nature Vision.

                                          PHOTO CONTROL CORPORATION

Date: May 11, 2004                        By/s/Curtis R. Jackels
                                          Curtis R. Jackels
                                          Chief Executive Officer, and President

                                          By/s/Christopher S. Lausen
                                          Christopher S. Lausen
                                              Treasurer