Form 10QSB
period 2004-06-30
PHOTO CONTROL CORP
filed 2004-08-16
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004                                          Commission File Number 0-7475

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

Yes        X          No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class	Outstanding at August 13, 2004

Common Stock, par value $.08	1,720,163 Shares

PHOTO CONTROL CORPORATION
                              INDEX

Part  I

Item 1:   Financial Information

Consolidated Balance Sheets

	(Unaudited) June 30 2004	(Audited) December 31 2003
ASSETS
Current Assets
Cash	$1,964,751	$3,509,930
Accounts Receivable	955,887	192,812
Inventories	2,629,908	2,518,715
Prepaid Expenses	35,270	113,405
Refundable Income Taxes	0	58,591

Total Current Assets	5,585,816	6,393,453

Other Assets
Patent Right, Net of Amortization	984,125	1,903,474
Goodwill	400,825	0
Prepaid Acquisition Costs	206,725	0
Cash Value of Life Insurance	105,712	100,998

Total Other Assets	1,697,387	1,194,472

Plant and Equipment
Land and Building	2,181,120	2,181,120
Machinery and Equipment	2,512,897	2,514,784
Accumulated Depreciation	(3,643,053)	(3,592,883)

Total Plant and Equipment	1,050,964	1,103,021

	$8,334,167	$8,690,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	444,693	106,524
Accrued Payroll and Employee Benefits	154,365	143,696
Accrued Expenses	279,875	308,805

Total Current Liabilities	878,933	559,025

Accrued Retirement Benefit	821,947	834,642

Stockholders’ Equity
Common Stock	137,613	128,333
Additional Paid-In Capital	1,581,744	1,393,484
Retained Earnings	4,913,930	5,775,462

Total Stockholders' Equity	6,633,287	7,297,279

	$8,334,167	$8,690,946

See accompanying notes to financial statements.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net Sales	$2,340,658	$1,700,519	$3,966,827	$3,171,719
Cost of Sales	1,809,504	1,418,934	3,320,746	2,647,663

Gross Profit	531,154	281,585	646,081	524,056
Expenses
Marketing & Administrative	567,245	310,609	1,090,229	777,535
Research, Development & Eng	164,334	161,466	367,384	367,584

Total Expenses	731,579	472,075	1,507,613	1,145,119

Income(Loss) Before Taxes	(200,425)	(190,490)	(861,532)	(621,063)
Income Tax(Benefit)				(114,000)

Net Income(Loss)	$(200,425)	$(190,490)	$(861,532)	$(507,063)

Net Income(Loss) Per Common
Share – Basic	$(.12)	$(.12)	$(.50)	$(.32)

Net Income(Loss) Per Common
Share – Diluted	$(.12)	$(.12)	$(.50)	$(.32)

Weighted Average Common
Shares Outstanding – Basic
and Diluted	1,720,163	1,604,163	1,720,163	1,604,163

See accompanying notes to financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2004	2003
Cash flows from operating activities:
Net from operations	$(861,532)	$(507,063)
Items not affecting cash–
Depreciation	90,000	120,000
Deferred Compensation	28,000	24,000
Amortization	109,350	88,662
Provision for Obsolete Inventory	305,000	66,332
Loss on Sale of Equipment	77,335
Change in:
Receivables	(649,142)	(313,586)
Inventories	(231,859)	319,159
Prepaid Expenses	83,154	44,644
Accounts Payable	260,194	32,627
Accrued Expenses	(50,257)	57,652
Accrued and Refundable Income Taxes	90,585	94,536
Deferred Compensation	(40,695)	(36,651)

Net Cash provided by (used in)
operating activities	(789,867)	(9,688)

Cash flows from investing activities:
Proceeds from Sale of Equipment	19,390
Additions to plant and equipment	(72,248)	(22,776)
Additions to cash value of life insurance	(4,714)	(4,713)
Prepaid Acquisition Costs	(206,725)
Acquisition of Product Line	(567,555)

Net cash provided by (used in)
investing activities	(833,852)	(27,489)

Cash flow from financing activities:
Payment on purchase contract		(129,800)
Proceeds from exercise of stock options	78,540

Net Cash Provided by Financing Activities	78,540	(129,800)

Change in cash and cash equivalent	(1,545,179)	(166,977)
Beginning cash and cash equivalent	3,509,930	3,520,622

Ending cash and cash equivalent	$1,964,751	$3,353,645

See accompanying notes to financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1

Notes to financial statements presented herein do not include all the footnotes normally presented in the Company’s annual report to stockholders.

The accompanying financial statements reflect, in the opinion of management, all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

Note 2

Inventories are analyzed as follows:

	June 30 2004	December 31 2003
Raw Materials	$994,955	$1,214,579
Work in Progress	314,471	54,777
Finished Goods	1,320,482	1,249,359

	$2,629,908	$2,518,715

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

Note 5 – Purchase of Assets

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

Goodwill was incurred in this transaction because of the growth potential of the Vaddio products, the synergy of combining Vaddio with Photo Control and the diversification of Photo Control’s product offerings. It is expected that goodwill will be deductible for tax purposes.

The results of operations on an unaudited pro forma basis are not presented separately as the results do not differ significantly from historical amounts presented herein.

The allocation of the Vaddio purchase price is as follows:

Accounts Receivable	$113,933
Inventory	184,333
Prepaid Assets	5,019
Equipment	60,419
Goodwill	400,825

$764,529

The Company has allocated the purchase for the assets acquired but has not completed the possible allocation of the purchase price to other intangible assets. Although the analysis was not finished as of the date of this filing, the Company believes that there will be no significant adjustments. However, if any adjustments to the values of the intangible assets are required, the Company expects to make such adjustments in the three-month period ending September 30, 2004.

The 50,000 common shares issued were valued at $2.38 per share based on the closing price of the common stock as of January 5, 2004.

Note 6 – Amortization of Patent

The Bookendz patent cost of $1,655,000 was being amortized over nine years which was based on the life of the patent. The remaining life of the patent is six years. Because of declining revenues from this product and potential future technology changes the patent amortization period has been reduced to five years on the remaining unamortized balance of $1,093,474 at January 1, 2004.

Note 7 – Prepaid Acquisition Costs

Prepaid acquisition costs — The direct costs incurred related to the proposed merger with Nature Vision, Inc. have been recorded by the Company as a prepaid acquisition costs. If the proposed merger is approved by the shareholders of the companies the costs incurred to consummate the merger will be reflected as a reduction of the fair value of the common shares issued. If the proposed merger does not close the costs will be expensed as an unsuccessful merger expense.

Note 8 – Provision for Obsolete Inventory

Sales from film cameras have been declining over the last several years. It was anticipated that a certain sales level could be achieved in 2004 and 2005. Because order activity in 2004 has not met expectations the film camera was reviewed for obsolescence and an obsolescence charge of $245,000 for the six months ended June 30, 2004 was provided for inventory that may become unsalable.

Note 9 – Warranty Costs

The Company warrants its products for one or two years. The warranty cost over the last two years has averaged $55,000 per year. At December 31, 2003 the reserve for warranty was $200,000. Based on a review of expected future warranty costs the reserve was reduced by $80,000 to $120,000 at June 30, 2004 based on the continuing decline in sales as noted above. The following summarizes the warranty transactions:

	June 30, 2004	June 30, 2003
Balance at Beginning of Year	$200,000	$200,000
Claims Paid	(20,810)	(24,034)
Expense Provision	(59,190)	24,034

Balance at End of Period	$120,000	$200,000

Note 10 – Subsequent Events

On April 15, 2004, Photo Control Corporation (Photo Control) and Nature Vision, Inc. (Nature Vision) reached an agreement to merge. Under the terms of the agreement, 1,788,557 shares of Photo Control common stock will be exchanged for all of the outstanding capital stock of Nature Vision, and 411,399 shares of Photo Control common stock will be reserved for issuance upon exercise of outstanding Nature Vision options and warrants. As a part of the proposed merger, Richard P. Kiphart, a director of Photo Control Corporation, has agreed to provide financing to Photo Control Corporation by purchasing $1,000,000 worth of Photo Control Corporation common stock. The proposed merger is subject to approval by the shareholders of both companies and other customary closing conditions.

The Company will account for the proposed merger under the purchase method of accounting for business combinations under accounting principles generally accepted in the United States. The proposed merger will be treated for accounting purposes as Nature Vision acquiring Photo Control and the assets and liabilities of Photo Control will be recorded, as of the completion of the merger, at their fair values and added to those of Nature Vision. Based on the relative fair value of assets and liabilities of Photo Control, which exceeds the deemed purchase price of Photo Control, the excess of fair value over purchase price will be allocated as a reduction of the non-current assets (property and equipment, goodwill and intangibles).

In connection with the proposed merger with Nature Vision, Inc., Photo Control Corporation has filed with the Securities and Exchange Commission a registration statement on Form S-4. The registration statement includes a joint proxy statement of Nature Vision and Photo Control for meetings of their respective stockholders to consider and vote upon the proposed transaction. The Photo Control meeting is scheduled for Tuesday, August 31, 2004 at 10:00 a.m. at Photo Control’s headquarters.

Note 11 – Segment Reporting

The Company has three product lines, Bookendz docking stations for certain Apple computers, Vaddio video equipment used for video conferencing and presentations and photographic cameras and lighting equipment. All of the Bookendz and Vaddio operations, (sales and marketing, engineering, manufacturing and administration), are merged into Photo Control’s structure. Accordingly, the only activity for Bookendz and Vaddio that are separately maintained are sales, cost of sales and the cost of its related assets. The following summarizes the Bookendz and Vaddio operations:

	Assets
	6-30-04	12-31-03
Bookendz
Unamortized Patent	$984,125	$1,093,474
Inventory	210,848	165,416
Tooling	31,065	36,654

Total Bookendz	1,226,038	1,295,544

Vaddio
Goodwill	400,825
Inventory	489,669

Total Vaddio	890,494	0

Other	6,217,635	7,395,402

Total Company	$8,334,167	$8,690,946

	Sales
	6-30-04	12-31-03
Bookendz	$477,577	$594,960

Vaddio	1,005,929

Other	2,483,321	2,576,759

Total Company	$3,966,827	$3,171,719

	Gross Margins
	6-30-04	12-31-03
Bookendz	$26,577	$251,873

Vaddio	307,929

Other	311,575	272,183

Total Company	$646,081	$524,056

Note 12 – Wholly Owned Subsidiary

During the quarter ending June 30, 2004, the Company opened a new wholly owned subsidiary, PC Acquisition, Inc. which has been an inactive company thus far. PC Acquisition was formed solely in order to consummate the proposed merger between Photo Control Corporation and Nature Vision, Inc.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the second quarter ended June 30, 2004 were $2,340,000, an increase of 37.6% or $640,000 from the second quarter in 2003. Sales for the six months ended June 30, 2004 were $3,966,000, an increase of 25.1% or $795,000 from the same period in the prior year. The photographic products sales decreased $18,000 in the second quarter of 2004 compared to the second quarter in 2003 which consisted of a camera product line sales decrease of $265,000, a printer product line sales decrease of $13,000, a flash equipment product line sales increase of $275,000, and a Lindahl shades product line sales decrease of $15,000. Photographic product sales for the six months ended June 30, 2004 were $2,483,000, a decrease of 3.6% or $94,000 over the same period in the prior year which consisted of a camera product line sales decrease of $451,000, a printer product line sales increase of $11,000, a flash equipment product line sales increase of $408,000 and a Lindahl shade product line sales decrease of $62,000. The decrease in the photographic product line sales reflects a general overall weakness in demand due to the economic downturn. In addition, many customers are not buying new film cameras in anticipation of switching to digital cameras in the near future. The Bookendz dock product line sales increased $24,000 in the second quarter of 2004 as compared to 2003. Bookendz dock product line sales decreased $117,000 for the six months ended June 30, 2004 over the same period in the prior year. This decrease was the result of a loss of distribution and not having certain models available for sale during the six months ended June 30, 2004. Sales of the Vaddio product line, acquired on January 5, 2004 were $634,000 for the quarter ended June 30, 2004 and $1,005,000 for the sixth month period ended June 30, 2004. This product line is used for the video conferencing and presentation markets. Management expects that Vaddio product sales will increase in future periods.

The gross profit margin for the second quarter of 2004 increased to 22.7% from 16.6% in the second quarter of 2003. The gross profit margin for the six months ended June 30, 2004 decreased to 16.3% from 16.5% in the prior year period. Because of the low sales volume in 2004 there was an under absorption of manufacturing overhead of $300,000 compared to an under absorption of $483,000 in 2003. The overall increase in gross margin is a product of the sales increase in the flash equipment product line and a reduction in sales for the lower margin product lines. Marketing and administrative expenses increased as a percentage of sales to 24.2% for the second quarter of 2004 from 18.3% for the second quarter of 2003 and increased to 27.5% for the first six months of 2004 from 24.5% for the same period in 2003. Marketing and administrative expenses increased $257,000 for the second quarter of 2004 as compared to the second quarter of 2003 and increased $312,694 for the first six months of 2004 compared to the same period in 2003. These increases reflect the addition of the Vaddio sales staff and the commissions and trade show expenses resulting from the Vaddio sales efforts. Research, development and engineering expense increased by $3,000 for the second quarter of 2004 compared to the second quarter of 2003 and decreased by $200 for the first six months of 2004 compared to the same period of 2003. The increase in marketing and administrative expense reflects increased sales promotion activity for trade shows, advertising, and a direct user sales promotion. The research, development and engineering expenses where expected to be similar in 2004 as compared to 2003.

Liquidity & Capital Resources

Cash decreased by $1,545,179 to $1,964,751 since December 31, 2003. This cash decrease for the six months was due to $790,000 of negative cash flow from operations, $72,000 of capital equipment expenditures, 207,000 of expenditures for the Nature Vision merger and $568,000 of expenditures for the Vaddio acquisition.

As of June 30, 2004, working capital was $4,706,883, a decrease of $1,127,545 from December 31, 2003, primarily as a result of decreased cash and increased accounts payable.

Capital expenditures were $72,248 for the six months ended June 30, 2004. Photo Control estimates that additional capital investments for property and equipment will be approximately $62,000 in 2004.

Photo Control has an unsecured line of credit for $1,000,000 at the prime rate of interest. At June 30, 2004, there were no borrowings under the line. The line expires on September 30, 2004. If the merger with Nature Vision, Inc. is not closed, Photo Control management believes it will be able to renew its line of credit on terms similar to that currently in place. However, management believes that cash and cash equivalents and cash flow from operations would be sufficient to finance operations for a period of at least 12 months in the absence of a line of credit.

Off Balance Sheet Financing Arrangements

As of June 30, 2004 there are no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guarantees of other parties.

Cautionary Statement

Statements included or incorporated by reference in this Quarterly Report on Form 10-QSB which are not historical in nature are identified as “forward looking statements” for the purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

Item 3:   Controls and Procedures

(a)    As of June 30, 2004 an evaluation was performed by the Company’s President and Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Treasurer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b)    Changes in internal controls.   There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part  II

Item 6:   Exhibit and Reports on Form 8-K

A.	Exhibits:

31.1 and 31.2 – Certifications
32 – Certification Pursuant to 18 U.S.C.ss.1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K:

On May 5, 2004 a Current Report on Form 8-K reporting under Items 12, the issuance of a press release announcing financial results for the quarter ended March 31, 2004.

On April 15, 2004, a Current Report on Form 8-K reporting under Item 5, the issuance of a press release announcing the proposed merger with Nature Vision.

Photo Control Corporation
Date: August 13, 2004	By:	/s/ John R. Helmen

John R. Helmen Chief Executive Officer, and President
	By:	/s/ Christopher S. Lausen

Christopher S. Lausen Treasurer