Form 10-Q/A
period 2004-06-30
PHOTO CONTROL CORP
filed 2004-08-27
CIK 78311

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB/A

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

Explanatory Note

This 10-QSB/A is being filed for the purpose of amending Item 1 of our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 to correct three typographical errors made in the consolidated financial statements. The consolidated balance sheets stated a value of $1,903,474 for "Patent Right, Net of Amortization" at December 31, 2003. The correct value is $1,093,474. The consolidated statements of operations stated a value of $1,090,229 for "Marketing & Administrative" expenses for the six-month period ended June 30, 2004. The correct value is $1,140,229. The consolidated statements of cash flows stated a value of ($72,248) for “Additions to plant and equipment” for the six-month period ended June 30, 2004. The correct value is ($74,248). This amendment only affects the typographical errors in the consolidated financial statements. All other information in Item 1 remains unchanged by this amendment.

Part  I

Item 1:   Financial Information

Consolidated Balance Sheets

	(Unaudited) June 30 2004	(Audited) December 31 2003
ASSETS
Current Assets
Cash	$1,964,751	$3,509,930
Accounts Receivable	955,887	192,812
Inventories	2,629,908	2,518,715
Prepaid Expenses	35,270	113,405
Refundable Income Taxes	0	58,591

Total Current Assets	5,585,816	6,393,453

Other Assets
Patent Right, Net of Amortization	984,125	1,093,474
Goodwill	400,825	0
Prepaid Acquisition Costs	206,725	0
Cash Value of Life Insurance	105,712	100,998

Total Other Assets	1,697,387	1,194,472

Plant and Equipment
Land and Building	2,181,120	2,181,120
Machinery and Equipment	2,512,897	2,514,784
Accumulated Depreciation	(3,643,053)	(3,592,883)

Total Plant and Equipment	1,050,964	1,103,021

	$8,334,167	$8,690,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	444,693	106,524
Accrued Payroll and Employee Benefits	154,365	143,696
Accrued Expenses	279,875	308,805

Total Current Liabilities	878,933	559,025

Accrued Retirement Benefit	821,947	834,642

Stockholders’ Equity
Common Stock	137,613	128,333
Additional Paid-In Capital	1,581,744	1,393,484
Retained Earnings	4,913,930	5,775,462

Total Stockholders' Equity	6,633,287	7,297,279

	$8,334,167	$8,690,946

See accompanying notes to financial statements.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net Sales	$2,340,658	$1,700,519	$3,966,827	$3,171,719
Cost of Sales	1,809,504	1,418,934	3,320,746	2,647,663

Gross Profit	531,154	281,585	646,081	524,056
Expenses
Marketing & Administrative	567,245	310,609	1,140,229	777,535
Research, Development & Eng	164,334	161,466	367,384	367,584

Total Expenses	731,579	472,075	1,507,613	1,145,119

Income(Loss) Before Taxes	(200,425)	(190,490)	(861,532)	(621,063)
Income Tax(Benefit)				(114,000)

Net Income(Loss)	$(200,425)	$(190,490)	$(861,532)	$(507,063)

Net Income(Loss) Per Common
Share – Basic	$(.12)	$(.12)	$(.50)	$(.32)

Net Income(Loss) Per Common
Share – Diluted	$(.12)	$(.12)	$(.50)	$(.32)

Weighted Average Common
Shares Outstanding – Basic
and Diluted	1,720,163	1,604,163	1,720,163	1,604,163

See accompanying notes to financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2004	2003
Cash flows from operating activities:
Net from operations	$(861,532)	$(507,063)
Items not affecting cash–
Depreciation	90,000	120,000
Deferred Compensation	28,000	24,000
Amortization	109,350	88,662
Provision for Obsolete Inventory	305,000	66,332
Loss on Sale of Equipment	77,335
Change in:
Receivables	(649,142)	(313,586)
Inventories	(231,859)	319,159
Prepaid Expenses	83,154	44,644
Accounts Payable	260,194	32,627
Accrued Expenses	(50,257)	57,652
Accrued and Refundable Income Taxes	90,585	94,536
Deferred Compensation	(40,695)	(36,651)

Net Cash provided by (used in)
operating activities	(789,867)	(9,688)

Cash flows from investing activities:
Proceeds from Sale of Equipment	19,390
Additions to plant and equipment	(74,248)	(22,776)
Additions to cash value of life insurance	(4,714)	(4,713)
Prepaid Acquisition Costs	(206,725)
Acquisition of Product Line	(567,555)

Net cash provided by (used in)
investing activities	(833,852)	(27,489)

Cash flow from financing activities:
Payment on purchase contract		(129,800)
Proceeds from exercise of stock options	78,540

Net Cash Provided by Financing Activities	78,540	(129,800)

Change in cash and cash equivalent	(1,545,179)	(166,977)
Beginning cash and cash equivalent	3,509,930	3,520,622

Ending cash and cash equivalent	$1,964,751	$3,353,645

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

Signatures

Photo Control Corporation
Date: August 26, 2004	By:	/s/ John R. Helmen

John R. Helmen Chief Executive Officer, and President
	By:	/s/ Christopher S. Lausen

Christopher S. Lausen Treasurer