Form 10QSB
period 2004-09-30
NATURE VISION, INC.
filed 2004-11-22
CIK 78311

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         COMMISSION FILE NUMBER : 0-7475



                               NATURE VISION, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                          41-0831186
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                               213 NW 4th Street
                               BRAINERD, MN 56401
         (Address of principal executive offices, including zip code)

                                 (218) 825-0733
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes / /   No /X/


The number of shares of registrant's common stock, par value $0.16 per share, outstanding as of as of November 17, 2004, was 2,169,922.

                               NATURE VISION, INC.
                                      INDEX
                               -------------------



PART I                                                               Page Number
------                                                               -----------
     ITEM 1:   Financial Information

                 Consolidated Balance Sheets -
                   September 30, 2004 and December 31, 2003                3

                 Consolidated Statements of Operations -
                   Nine Months and Three Months Ended
                   September 30, 2004 and 2003                             4

                 Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 2004 and 2003           5

                 Notes to Consolidated Financial Statements                6

    ITEM 2:      Management's Discussion and Analysis                      11
                   of Financial Condition and Results of
                   Operations

    ITEM 3:      Controls and Procedures                                   13


PART II
-------
    ITEM 2:      Unregistered Sales of Equity Securities and Use of Proceeds
    ITEM 4.      Submission of Matters to a Vote of Security Holders
    ITEM 6:      Exhibits

    SIGNATURES

                                     PART I
                                     ------

ITEM 1: FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)                (AUDITED)
                                                   SEPTEMBER 30              DECEMBER 31
                                                      2004                       2003
                                                      ----                       ----
                     ASSETS
Current Assets
   Cash and Cash Equivalents                           $824,432                 $91,510
   Accounts Receivable, Net                           2,186,399               1,410,730
   Inventories                                        4,972,201               1,090,287
   Prepaid Expenses                                     274,883                 101,705
   Refundable Income Taxes                              135,500                       0
  Deferred Income Taxes                                  42,500                  42,500
                                                      ---------                  ------
         Total Current Assets                         8,435,915               2,736,732
                                                      ---------               ---------

Other Assets
   Patent Right, Net of Amortization                    434,411                  10,192
     Other Intangibles, Net of Amortization             184,018                     996
  Cash Value of Life Insurance                          126,656                       0
                                                     ----------                    ----
                           Total Other Assets           745,085                  11,188
                                                        -------                  ------

Plant and Equipment
   Land and Building                                  1,952,468                 701,163
   Machinery and Equipment                            1,405,451                 944,768
   Accumulated Depreciation                            (733,145)               (539,911)
                                                        -------                 -------
         Total Plant and Equipment                    2,624,774               1,106,020
                                                      ---------               ---------

                                                    $11,805,774              $3,853,940
                                                    ===========              ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                  $1,910,185              $1,360,113
   Current portion of Long-term Debt                     48,155                  47,150
   Current portion of contract payments                 200,000                       -
   Accrued Payroll and Employee Benefits                303,768                  75,103
   Accrued Expenses                                     494,901                 217,687
   Income Taxes Payable                                       0                 176,750
                                                              -                 -------
         Total Current Liabilities                    2,957,009               1,876,803
                                                      ---------               ---------

Long-Term Liabilities
  Deferred Retirement Benefits                          809,864                       0
  Contract Payments, Net of current                     700,000                       0
  Deferred Income Taxes                                  74,700                  86,800
  Long-term Debt, Net of current portion                442,245                 476,417
                                                        -------                 -------
         Total Long-term Liabilities                  2,026,809                 536,217
                                                                                -------

               Total Liabilities                      4,983,818               2,440,020
                                                      ---------               ---------

Stockholders' Equity
   Common Stock, Par Value $.16 per share,
    25,000,000 shares authorized,
     shares issued and outstanding at
      September 30, 2004 and December 31,
      2003 - 2,080,202 and 894,301,
      respectively                                      332,832                 143,088
   Additional Paid-In Capital                         6,316,975                 789,575
   Retained Earnings                                    172,149                 481,257
                                                        -------                 -------
         Total Stockholders' Equity                   6,821,956               1,413,920
                                                      ---------               ---------

                                                    $11,805,774              $3,853,940
                                                    ===========              ==========


                See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               THREE MONTHS                         NINE MONTHS
                                         ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                         ------------------                    ------------------
                                       2004               2003                  2004             2003
                                       ----               ----                  ----             ----
Net Sales                          $2,352,487         $1,897,509             $6,012,178      $5,313,684
Cost of Sales                       1,958,693          1,170,754              4,700,696       3,633,960
                                    ---------          ---------              ---------       ---------
  Gross Profit                        393,794            726,755              1,311,482       1,679,724

Total Operating Expenses              736,703            491,348              1,768,190       1,636,533
                                      -------          ---------              ---------       ---------

Income(Loss) Before Taxes            (342,909)           235,407               (456,708)         43,191


Income Tax(Benefit)                  (147,600)                 0               (147,600)              0
                                    ---------            -------              ---------              --

Net Income(Loss)                    $(195,309)          $235,407              $(309,108)        $43,191
                                   ==========           ========             ==========         =======

Net Income(Loss) Per Common
  Share - Basic                      $   (.15)          $    .26               $   (.30)        $   .05
                                    =========           ========              =========         =======

Net Income(Loss) Per Common
  Share - Diluted                    $   (.15)          $    .26               $   (.30)        $   .05
                                    =========           ========              =========         =======


Weighted Average Common
Shares Outstanding-Basic
and Diluted                         1,289,601            894,301              1,026,068         894,301
                                    =========            =======              =========         =======


              See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS
                                                                    ENDED SEPTEMBER 30
                                                                    ------------------
                                                                  2004               2003
                                                                  ----               ----
Cash flows from operating activities:
     Net from operations                                       $(309,107)           $43,190
     Items not affecting cash-
         Depreciation & Amortization                             190,623            139,750
     Change in:
         Receivables                                             554,059            494,332
         Inventories                                          (1,196,262)          (480,295)
         Other Current Assets                                   (251,049)            52,987
         Accounts Payable                                       (114,208)          (832,920)
         Accrued Expenses                                       (344,101)           (97,885)
         Deferred Compensation                                        47                  0
                                                                      --                  -
                  Net Cash provided by (used in)
                   operating activities                       (1,469,998)          (680,841)
                                                              -----------          ---------

Cash flows from investing activities:
         Additions to plant and equipment                       (309,578)          (180,064)
         Cash acquired in reverse merger                       1,545,665                  0
                                                               ---------            -------
                  Net cash provided by (used in)
                   investing activities                        1,236,087           (180,064)
                                                               ---------           ---------

Cash flow from financing activities:
         Net Proceeds(Payment) on debt                           (33,167)           820,173
         Proceeds from sale of stock                           1,000,000
                                                               ---------          ---------
                  Net Cash Provided by Financing Activities      966,833            820,173
                                                                 -------            -------

Change in cash and cash equivalent                               732,922            (40,731)
Beginning cash and cash equivalent                                91,510             48,950
                                                                  ------             ------

Ending cash and cash equivalent                                 $824,432             $8,218
                                                                ========             ======


                See accompanying notes to financial statements

                     NATURE VISION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               NATURE OF OPERATIONS

COMPANY HISTORY

         Nature Vision, Inc. (Nature Vision) was initially founded in 1998. Pursuant to the above-described Merger Agreement by and among the Company, PC Acquisition, Inc. and Photo Control Corporation, PC Acquisition, Inc. (a wholly-owned subsidiary of Photo Control Corporation) merged with and into Nature Vision, with Nature Vision remaining as the surviving company of Photo Control Corporation. As part of the merger, Photo Control Corporation changed its name to Nature Vision, Inc. and Nature Vision changed its name to Nature Vision Operating, Inc. The shares of the combined company trade on the NASDAQ SmallCap Market under the symbol "NRVN."

         The consolidated financial statements include the operations of Nature Vision for the entirety of the periods presented, whereas, Photo Control Corporation's operations have been included as of August 31, 2004, the date of the consummation of the merger, and forward. Please see the reverse merger footnote (footnote 2) for the pro forma financial information for the consolidated statements of operations as if the merger occurred on January 1, 2003.

Nature Vision, Inc. and Photo Control Corporation are herein after referred to as the Company. The Company designs and markets video viewing systems for the sport fishing market and other video based consumer and industrial products and designs, manufactures and markets professional cameras, electronic flash equipment, lens shades and related photographic accessories and sells products used in the video conferencing and presentation industry. Nature Vision, Inc. grants unsecured credit to its customers which are primarily dealers and distributors located throughout the United States and Canada. Nature Vision, Inc. contracts with outside organizations for the manufacture and sale of its products. The geographic market in which the Company competes consists of the entire United States and, to a lesser extent, some foreign countries and also grants unsecured credit to its customers.

               INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at September 30, 2004 and the consolidated statements of operations and cash flows for the nine and three months ended September 30, 2004 and 2003 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the nine and three months ended September 30, 2004 and 2003. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

PRINCIPLES OF CONSOLIDATION

On September 7, 2004, Photo Control Corporation, (PHOC), filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of Nature Vision, Inc. with PC Acquisition Corp, (PC Acquisition), then a wholly owned subsidiary of PHOC. As described in the Current Report, for accounting purposes, the merger was accounted for as a reverse acquisition, with Nature Vision, Inc as the acquirer. The historical financial statements of Nature Vision, Inc. became the historical financial statements of PHOC, and the assets and liabilities of PHOC are accounted for as required under the purchase method of accounting. Results of operations of PHOC are included in the financial statements from August 31, 2004, the effective date of the merger. All share data has been restated to give effect of the merger under which each Nature Vision, Inc. shares were converted into .58137 shares of PHOC (Note 2).

               CASH AND CASH EQUIVALENTS

The Company maintains its cash balances primarily in two area banks. Cash balances are insured up to $100,000 per bank by the FDIC. The balances, at times, may exceed federally insured limits. The Company defines cash and cash equivalents as highly liquid, short-term investments with a maturity at the date of acquisition of three months or less.

               ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $25,000 at September 30, 2004 and $15,000 at December 31, 2003.

               INVENTORIES

Inventories consist of raw materials and finished goods and are valued at lower of cost using the first-in, first-out (FIFO) method or market.

               IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. To date, there have been no such losses.

               DEPRECIATION

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over an estimated useful life of 25 to 30 years for buildings and improvements and over useful lives ranging from three to seven years for all other property and equipment. Improvements are capitalized while maintenance, repairs and minor renewals are expensed when incurred.

               INTANGIBLE ASSETS

Intangible assets consisted primarily of patents, and indefinable intangible assets (distribution network, intellectual property and work-force for the Vaddio product line and are being amortized using the straight-line method over their estimated useful lives ranging from three to six years. Amortization expense was $11,102 and $3,221 for the nine months ended September 30, 2004 and 2003, respectively and $9,062 and $1,074 for the three months ended September 30, 2004 and 2003, respectively. Accumulated amortization related to these assets was $22,974 at September 30, 2004 and $11,872 at December 31, 2003. Estimated amortization expense for the quarter ended December 31, 2004 is $31,415 and the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is
$125,656, $125,656, $113,475, $89,114 and $83,876, respectively.

               REVENUE RECOGNITION

Sales for the Company are recorded when the product is shipped and returns are permitted only for defective equipment. Nature Vision, Inc. recognizes revenue on the date products are shipped to the customer. Estimated reserves for returns are established by management based on historical experience and are subject to ongoing review and adjustment by Nature Vision, Inc. Sales and cost of goods sold are reported net of the provision for actual and estimated future returns in the accompanying consolidated statements of operations. Revenues are reported net of discounts and allowances.

               SHIPPING AND HANDLING COSTS

Shipping and handling costs charged to customers are included in sales and shipping and handling costs incurred by the Company have been included in cost of goods sold.

               ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Both allowance reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The allowance reserve for sales returns was $60,000 and $60,000 at September 30, 2004 and December 31, 2003, respectively. The allowance for warranty cost was $140,000 and $20,000 at September 30, 2004 and December 31, 2003, respectively.

               PRODUCT WARRANTY

Nature Vision, Inc. provides a standard one-year warranty program for its products. Photo products are warranteed for one or two years. The Company records a provision for warranty claims for products based on historical claim performance. The following table provides the expense recorded and charges against the warranty reserve for the nine months ended September 30, 2004 and 2003.

                                              September 30,
                                       ----------------------
                                          2004         2003
                                       ---------    ---------
Accrued warranty balance - Beginning   $  20,000    $  15,000
Accrual recorded on reverse merger       120,000            -
Provision                                 76,267       22,251
Warranty claims                          (76,267)     (27,251)
                                       ---------    ---------
Accrued warranty balance - Ending      $ 140,000    $  20,000
                                       =========    =========

                       PREPAID EXPENSES

Included in prepaid expenses is purchased advertising time on television programs, advertising space in outdoor publications and catalogs for Nature Vision, Inc. products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Advertising costs for Photo are expensed as incurred.

                       RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense for the nine months ended September 30, 2004 and 2003 was $42,789 and $70,476, respectively. Research and development expense for the three months ended September 30, 2004 and 2003 was $10,085 and $24,008, respectively.


                       STOCK-BASED COMPENSATION

The Company uses the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of common stock exceeds the exercise price of the stock option on the date of grant.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 as an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended December 31, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to APB No. 25 and related interpretations, no compensation cost was recognized in the statements of operations for the six months ended June 30, 2004 and 2003 as the fair value of the Company's stock approximated the option price. The Company had no options that vested or were issued during the nine months ended September 30, 2004. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss would have changed as follows for the periods presented.

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                    --------------------------------  --------------------------------
                                                         2004             2003             2004             2003
                                                    ---------------  ---------------  ---------------  ---------------
         Net income (loss):
            As reported                             $     (195,309)         235,407        (309,108)           43,191
            Pro forma                                     (207,109)         235,407        (344,508)           31,449
         Basic net income (loss) per common share:
            As reported                                      (0.15)            0.26           (0.30)              .05
            Pro forma                                        (0.16)            0.26            (.34)              .05
         Diluted net income (loss) per common share:
            As reported                                      (0.15)            0.26           (0.30)             0.05
            Pro forma                                        (0.16)            0.26           (0.34)             0.05
         Stock based compensation:
            As reported                                          0                0                0                0
            Pro forma                                       11,800                0           35,400           11,742

         In determining the compensation cost of options granted during the three and nine months ended September 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                    --------------------------------  --------------------------------
                                                         2004             2003             2004             2003
                                                    ---------------  ---------------  ---------------  ---------------
         Risk-free interest rate                               6.5              N/A              6.5            2.625
         Expected life of options granted                  5 years              N/A          5 years          5 years
         Expected volatility                                    50%             N/A               50%               0%
         Expected dividend yield                                 0%             N/A                0%               0%

Note: Nature Vision, Inc. was a privately-held company until the reverse merger occurred as noted in footnote 2 and, as such, was not required to use expected volatility.

               NET INCOME(LOSS) PER COMMON SHARE

Net income(loss) per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income(loss) per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net income per share. There were no dilutive common stock equivalents for the nine and three months ended September 30, 2004. Dilutive options and warrants excluded from the net income (loss) per common share were 322,214, and 205,712 for the nine months ended September 30, 2004 and 2003, respectively. Dilutive options and warrants excluded from the net income (loss) per common share was 322,214 and 205,712 for the three months ended September 30, 2004 and 2003, respectively.

               INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences principally include depreciation, allowance for doubtful accounts, sales returns allowance, and warranty reserves. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.

               ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            NOTE 2 - REVERSE MERGER

Effective August 31, 2004, PHOC completed its merger pursuant to an Agreement and Plan of Merger dated April 15, 2004 by and among PHOC, Nature Vision, Inc. and PC Acquisition, a wholly owned subsidiary of PHOC. In the Merger, PC Acquisition merged with Nature Vision, Inc. with Nature Vision, Inc being the surviving company and becoming a wholly-owned subsidiary of PHOC. In the Merger, the former stockholders of Nature Vision, Inc received shares of PHOC common stock. In addition, in the Merger, warrants and options to purchase shares of Nature Vision, Inc. common stock were converted into warrants and options to purchase shares of PHOC common stock. Each share of Nature Vision, Inc common stock was converted into .58137 shares of PHOC common stock. Each warrant and option to purchase one share of Nature Vision, Inc common stock was converted into a warrant or option to purchase .58137 shares of PHOC common stock. As a part of the merger, PHOC conducted a reverse 1 for 2 stock split.

Immediately after the Merger and prior to the Kiphart investment, the former Nature Vision, Inc stockholders, option holders and warrant holders together owned a total of approximately 53% of PHOC common stock on a fully-diluted basis, (assuming the exercise of all options and warrants to purchase PHOC common stock), and the pre-merger PHOC, stockholders owned a total of approximately 47% of PHOC common stock on a fully-diluted basis. The merger involved the issuance of 894,301 shares of PHOC common stock valued at $4,678,265 and no cash consideration or other consideration was issued or used in the merger. In addition to the ownership of the common stock, a Nature Vision, Inc board member became the Chairman of the board of directors post merger and the management of Nature Vision, Inc became the controlling management team of the Company.

The Merger was accounted for as a reverse acquisition by Nature, Inc, and, accordingly, was deemed to be equivalent, for accounting purposes, to the issuance of Nature Vision, Inc capital stock in exchange for the fair market value of the assets and liabilities of PHOC. PHOC had monetary assets, those assets and liabilities of PHOC were recorded at historical cost. PHOC also had several real and intangible assets that were revalued as of the date of the merger. This revaluation resulted in negative goodwill which was allocated proportionately over the long-term assets of PHOC. The reasons for the merger are as follows:

o The merger allows for diversity for the companies in its product line and to broaden its customer base
o The potential cost savings that may be realized by having both companies products produced through common manufacturing processes, by using a common facility for storage and distribution, and through reduced management personnel
o The ability to utilize publicly-traded securities as consideration in connection with future potential mergers or acquisitions

Photo Control Corporation, PHOC, changed its name to Nature Vision, Inc, NRVN, on August 31, 2004 and Nature Vision, Inc changed its name to Nature Vision Operating, Inc, on August 31, 2004. Nature Vision Operating, Inc continues to be an operating business and wholly-owned subsidiary of Nature Vision, Inc. Photo Control Corporation will continue to do business under the same name and operate under Nature Vision, Inc. The following pro forma consolidated statements of operations assume the merger was effective January 1, 2003.

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                      ----------------------------  ----------------------------
                                          2004           2003           2004           2003
                                      -------------  -------------  -------------  -------------
 Net sales
    As reported                       $  2,352,487      1,897,509      6,012,178      5,313,684
    Add: Photo Control Corporation       1,975,689      1,851,939      5,942,516      5,023,658
    Pro forma adjustments
    Pro forma                            4,328,176      3,749,448     11,954,694     10,337,342
 Net income (loss)
    As reported                           (195,309)       235,407       (309,108)        43,191
    Add: Photo Control Corporation         (23,882)        29,305       (885,414)      (477,758)
    Pro forma adjustments                   23,165         24,403         92,358         73,209
    Pro forma                             (196,026)       289,115     (1,102,164)      (361,358)
 Diluted net income (loss) per
    common share:
    As reported                              (0.15)          0.26          (0.30)          0.05
    Pro forma                                (0.11)          0.17          (0.63)         (0.21)

The allocation of the purchase is as follows:

Cash                                        2,545,665
Accounts receivable                         1,269,729
Inventories                                 2,685,653
Other current assets                           57,627
Property and equipment                      1,519,570
Other intangible assets                       553,752
Current liabilities                        (1,367,746)
Long-term liabilities                      (1,542,106)
Total equity                               (5,722,144)

The amount assigned to intangible assets were identifiable intangible assets and have a weighted average life of 4.5 years.

            NOTE 3 - INVENTORIES

Inventories consisted of the following at:

                            (Unaudited)
                           September 30,  December 31,
                                2004          2003
                            -----------    -----------
Raw Materials               $ 2,639,141    $   674,762
Work in process                 372,900             --
Finished Goods                1,960,160        415,525
                            -----------    -----------
Total                         4,972,201      1,100,287
                            ===========    ===========

            NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                (Unaudited)
                                September 30,   December 31,
                                ----------------------------
                                    2004            2003
                                ------------    ------------
Land                             $   517,476    $   150,000
Building and improvement           1,434,992        551,163
Tooling                              655,693        621,438
Office furniture and equipment       167,592        159,543
Warehouse equipment                  118,563         33,717
Vehicles                              82,708         82,708
Construction in progress             380,895         47,362
                                 -----------    -----------
                Total              3,357,919      1,645,831
Less: Accumulated depreciation      (733,145)      (539,911)
                                 -----------    -----------
                Net              $ 2,624,774    $ 1,106,020

            NOTE 5 - LINE OF CREDIT, BANK

The Company had a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $1,000,000 which expired September 30, 2004. Interest was payable monthly at prime plus .5% with a minimum interest rate of 5%. The line of credit was collateralized by accounts receivable, inventories, property and equipment. In addition, the line of credit was collateralized by personal guarantees from certain stockholders of the Company.
The balance outstanding on the line of credit was $0, and $0, at December 31, 2003, and September 30, 2004, respectively.


            NOTE 6 - LONG-TERM DEBT

Long-term debt consisted of the following at:
                                                    December 31,   September 30,
                                                        2003           2004
                                                        ----           ----
Note Payable - First National Bank of
Deerwood - monthly installments of $4,126
including interest at a variable rate of .75% over
the index rate (4.75%, and 5.5% at
December 31, 2003 and September 30, 2004,
respectively), with a final payment due June 10,
2009, secured by a mortgage on the Company's
land and building                                    $ 451,887      $ 431,126


Note Payable - GMAC - monthly installments
of $1,378 through April 2008. The note is non-
interest bearing, and is secured by two vehicles         71,680         59,274
                                                         ------         ------


Totals                                                  523,567        490,400


                       NOTE 7 - INCOME TAXES

The benefit for income taxes consists entirely of current income taxes.



                       NOTE 8 - SEGMENT REPORTING

The Company has three product lines, Vaddio video equipment used for video conferencing and presentations, photographic cameras and lighting equipment and the Nature Vision, Inc. products. The following summarizes the Company's segments:


       Assets                                   9-30-04       12-31-03
                                                -------       --------
             Nature Vision, Inc.              $4,674,164    $3,853,940
             Vaddio video                      1,112,008             -
             Photographic                      6,019,602             -
                                              ----------     ---------
                Total                        $11,805,774    $3,853,940
                                             -----------    ----------

       Sales - Three months ended
             Nature Vision, Inc.              $1,436,328    $1,897,509
             Vaddio video                        332,502             -
             Photographic                        583,657             -
                                              ----------     ---------
                Total                         $2,352,487    $1,897,509
                                              ----------    ----------

       Gross Profit - Three months ended
             Nature Vision, Inc.                $153,000      $726,755
             Vaddio video                         80,665             -
             Photographic                        160,129             -
                                                --------     ---------
                Total Bookendz                  $393,794      $726,755
                                                --------      --------

            NOTE 9 - CONTRACT PAYABLE - VADDIO

Photo Control Corporation entered into three employment agreements in connection with the acquisition of the Vaddio assets. The agreements, which expires on December 31, 2006, provides for an annual base salary and bonus payments under their employment agreement, equal to 10% of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1, 200,000, $1,600,000 and $2,000,000 in 2004, 2005 and 2006, respectively. If the Company terminates the employment agreements with the employees without cause prior to December 31, 2006, or if the employees terminates his employment prior to December 31, 2006 under certain conditions (including a sale of all or substantially all of the assets comprising the Vaddio division or the discontinuation of the Vaddio division), then the employees are entitled to the bonus payment as defined in the agreement at the time of the termination of their employment. The employees have agreed, during their employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will they solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company's customers during this three-year time period. Since the bonus payment is not contingent on the continued employment of the employee and the amount due can be estimated and is likely to be paid, the amount of $900,000 (the estimated bonus payment due) was accrued at the date of the reverse merger (see Note 2). The amount accrued was the fair value of the liability at the date of the reverse merger.

                       NOTE 10 - SUBSEQUENT EVENTS

In November 2004, certain former directors of Nature Vision, Inc. exercised options totaling 87,206 shares at an exercise price of $.791 per share.

In November 2004, the Company entered into a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $1,500,000 which expires June 30, 2005. Interest is payable monthly at prime plus 1.0%. The line of credit is collateralized by accounts receivable, inventories, equipment and general intangibles.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         Statements included or incorporated by reference in this Quarterly Report on Form 10-QSB which are not historical in nature are identified as "forward looking statements" for the purposes of the safe harbor provided by
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

COMPANY HISTORY

         Nature Vision, Inc. (Nature Vision) was initially founded in 1998. Pursuant to the above-described Merger Agreement by and among the Company, PC Acquisition, Inc. and Photo Control Corporation, PC Acquisition, Inc. (a wholly-owned subsidiary of Photo Control Corporation) merged with and into Nature Vision, with Nature Vision remaining as the surviving company of Photo Control Corporation. As part of the merger, Photo Control Corporation changed its name to Nature Vision, Inc. and Nature Vision changed its name to Nature Vision Operating, Inc. The shares of the combined company trade on the NASDAQ SmallCap Market under the symbol "NRVN."

         The consolidated financial statements include the operations of Nature Vision for the entirety of the periods presented, whereas, Photo Control Corporation's operations have been included as of August 31, 2004, the date of the consummation of the merger, and forward. Please see the reverse merger footnote (footnote 2) for the pro forma financial information for the consolidated statements of operations as if the merger occurred on January 1, 2003.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

         As of September 30, 2004, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

RESULTS OF OPERATIONS

         Sales for the third quarter ended September 30, 2004 increased by 24% to $2,352,000 from the third quarter of 2003, an increase of $455,000. Sales for the nine months ended September 30, 2004 increased 13.1% to $6,012,000, an increase of $698,000 from the same period in the prior year. This increase was due to the reverse merger with Photo Control Corporation which closed on August 31, 2004. The third quarter and nine month sales results include September 2004 sales for the Photo Control division, which totaled $916,000. Sales from operations of the Company's Nature Vision division decreased by $461,000 for the third quarter and $218,000 for the year to date, as compared to the same periods of last year. The sales decrease was primarily due to a delay in the start of a new Aqua Vu system series, which was caused by moving production overseas and congestion within the shipping industry. Management believes that the sales decrease caused by these delays will be recaptured in future quarters. As of September 30, 2004, Nature Vision had a total sales backlog of $4,288,000, an increase of $2,577,000 from September 30, 2003. $1,304,000 of the increase is due to the addition of the Photo Control division.

         Gross profit margin for the third quarter of 2004 decreased 21.6%, to 16.7% from 38.3% in the third quarter of 2003. The gross profit margin for the nine months ended September 30, 2004 decreased 9.8%, to 21.8% from 31.6% in the prior year period. A portion of the decrease is due to the combining of sales between the Photo Control division and the Nature Vision division as a result of the reverse merger. The Nature Vision division's gross profit margins have been historically higher than that of the Photo Control division. Management has established goals for the Photo Control division to increase gross profit margins by concentrating on increased efficiencies and exploring outsourcing opportunities. The Nature Vision division decrease is due to the delay in the sales of the new Aqua Vu system series and the sale of the end of life products at reduced margins. Management believes that the gross profit margins will improve in future quarters with the increased efficiencies, continued efforts to outsource and sales of the new higher margin product series.

         Operating expenses as a percentage of sales for the third quarter of 2004 increased 5.4%, to 31.3% from 25.9% in the third quarter of 2003. Actual third quarter expenses for the Nature Vision division were comparable to those in the third quarter of 2003. The percentage increase in operating expenses is primarily due to the decrease in sales of the Nature Vision division for the third quarter of 2004 caused by the delay in the sales of the new Aqua Vu system series. Operating expenses as a percentage of sales for the Photo Control division is comparable to the Nature Vision division's historical results, as reflected by the Company's operating expenses as a percentage of sales for the nine months ended September 30, 2004, which decreased 1.4%, to 29.4% from 30.8% in the prior year period. The major reduction in expenses came from a revised marketing and advertising schedule at the Nature Vision division. The remainder of operating expenses for the Nature Vision division are comparable to expenditures for the prior nine-month period.

         An income tax benefit was recorded for the potential return of taxes paid by the Nature Vision division in a prior to the merger. The Nature Vision division will file a short year return for a period ending August 31, 2004. The remainder of the year will be incorporated into a tax return with a full year of the Photo Control division's results. At this time, the Photo Control division does not have tax benefits to be obtained from prior periods.

LIQUIDITY & CAPITAL RESOURCES

         Cash increased by $732,922 to $824,432 since December 31, 2003. The increase is a combination of factors, including increases of $1,546,000 from cash acquired in the reverse merger with Photo Control Corporation and $1,000,000 of proceeds from a sale of stock as a condition of the reverse merger, which were partially offset by decreases of $1,470,000 from operations, $310,000 in capital expenditures and $33,000 in payments against debt

         As of September 30, 2004 working capital was $5,478,904, an increase of $4,618,975 from December 31, 2003, primarily as a result of the reverse merger with Photo Control Corporation.

         As of September 30, 2004 the Company did not have a line of credit. The Company has a secured line of credit for $1,500,000 at the prime rate of interest plus 1% effective November 1, 2004. The line expires on October 31, 2005. After reviewing the operations and prospects of the Company since the August 31, 2004 merger, management believes that cash flow from operations together with cash, cash equivalents and the line of credit will be sufficient to finance operations for a period of at least 12 months.

         The Company believes that the effect of inflation has not been material during the three months ended September 30, 2004.

CRITICAL ACCOUNTING POLICIES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include reserves for obsolete inventory, reserves for warranty and sales returns and the carrying value of intangible assets.

            In assessing the ultimate realization of inventories, management is required to make judgments as to future demand requirements and compare them with the inventory levels. Reserve requirements increase as projected demand decreases due to market conditions, technological and product life cycle changes. The photography division has experienced significant changes in reserves in recent periods due to photography switching from film to digital capture and consolidation of customers resulting in excess capacity and declining requirements for equipment. Such estimates are difficult to make under current volatile economic conditions and it is possible significant changes in required inventory reserves may continue to occur in the future.

            Warranty and sales returns reserves are determined by applying historical claim rate experience to the current installed base of equipment. Historical claim rates and return rates are developed using actual warranty and sales returns expense to establish the reserve requirement for any given accounting period.

            The intangible assets consist of the patent for the Bookendz docking station and identifiable intangible assets related to the Company's Vaddio product line acquisition. The patent is being amortized over a six-year period and the identifiable intangible assets are being amortized over a three to five year life. If significant changes would occur to the estimated future cash flow of the product sales under the patent right, or from the Vaddio product line, an additional write down would be determined based on the reduction of such cash flows.

ITEM 3: CONTROLS AND PROCEDURES

(a) As of September 30, 2004 an evaluation was performed by the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                    PART II
                                    -------

ITEM 1.  LEGAL PROCEEDINGS.  Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the quarter ended September 30, 2004, the registrant issued common shares upon the exercise of two stock purchase warrants. One warrant was exercised on September 28, 2004 for 602 common shares; the other warrant was exercised on September 29, 2004 for 822 common shares. Each of the issuances was exempted from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) as a transaction by the registrant not involving a public offering. The registrant did not receive any proceeds from the "cashless" exercises of the warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The registrant held its annual meeting of shareholders on August 31, 2004.

         (b) Richard P. Kiphart was elected as a Class I director for a three-year term. On August 31, 2004, John R. Helmen, John McMillan and James R. Loomis resigned as directors of the registrant. Scott S. Meyers remained as a Class II director. On August 31, 2004, Messrs. Kiphart and Meyers appointed Jeffrey P. Zernov as a Class I director and Curtis A. Sampson as a Class III director. On September 2, 2004, the board of directors increased the size of the board to six members, and appointed two additional directors. Thomas F. Leahy was appointed as a Class II director and Steve Shanesy was appointed as a Class III director.

         (c) Set forth below are the matters voted upon at the registrant's annual meeting. All proposals were approved by the registrant's shareholders.

         Proposal No. 1 - Seeking approval of the merger agreement and plan of reorganization dated April 15, 2004 (the "Merger Agreement"), by and among Nature Vision, Inc. (n/k/a Nature Vision Operating Inc.), Photo Control Corporation (n/k/a Nature Vision, Inc.), PC Acquisition, Inc., Jeffrey P. Zernov (as shareholders' representative) and certain Nature Vision, Inc. (n/k/a Nature Vision Operating Inc.) shareholders:

         Common shares voting in favor:  1,313,725.
         Common shares voting against:  18,487.
         Common shares abstaining:  2,468.

         Proposal No. 2 - Seeking approval to issue common stock in an amount equal to 20% or more of the registrant's outstanding common stock to Nature Vision, Inc. (n/k/a Nature Vision Operating Inc.) shareholders under the Merger
Agreement:

         Common shares voting in favor:  1,271,338.
         Common shares voting against:  62,718.
         Common shares abstaining:  624.

         Proposal No. 3 - Seeking approval to issue common stock in an amount equal to 20% or more of the registrant's outstanding common stock to Richard P. Kiphart, a director, at a price less than the market price of the registrant common shares:

         Common shares voting in favor:  1,073,999.
         Common shares voting against:  145,557.
         Common shares abstaining:  115,124.

         Proposal No. 4 - Seeking approval to amend the articles of incorporation to change the registrant's name to Nature Vision, Inc.:

         Common shares voting in favor:  1,598,252.
         Common shares voting against:  23,049.
         Common shares abstaining:  8,934.

         Proposal No. 5 - Seeking approval to amend the articles of incorporation to increase the number of authorized shares of the registrant from 5,000,000 to 50,000,000:

         Common shares voting in favor:  1,592,184.
         Common shares voting against:  29,117.
         Common shares abstaining:  8,934.

         Proposal No. 6 - Seeking approval to amend the articles of incorporation to elect not to be subject to the Minnesota Control Share Acquisition Act:

         Common shares voting in favor:  1,169,540.
         Common shares voting against:  148,362.
         Common shares abstaining:  16,778.

         Proposal No. 7 - Seeking approval to amend the articles of incorporation to require a supermajority to repeal or amend provisions in the bylaws concerning the classification of directors:

         Common shares voting in favor:  1,115,822.
         Common shares voting against:  107,142.
         Common shares abstaining:  111,716.

         Proposal No. 8 - Seeking approval to amend the articles of incorporation to require a supermajority to remove directors:

         Common shares voting in favor:  1,110,595.
         Common shares voting against:  219,213.
         Common shares abstaining:  4,872.

         Proposal No. 9 - Seeking approval to amend the articles of incorporation to permit the board of directors to take action with less than unanimous consent:

         Common shares voting in favor:  1,265,833.
         Common shares voting against:  66,131.
         Common shares abstaining:  2,716.

         Proposal No. 10 - Seeking approval to amend the articles of incorporation to eliminate the provision requiring the affirmative vote of a majority of the outstanding common shares to amend the articles of incorporation:

         Common shares voting in favor:  1,226,748.
         Common shares voting against:  105,216.
         Common shares abstaining:  2,716.

         Proposal No. 11 - Seeking approval to amend the articles of incorporation to eliminate other provisions already controlled by the Minnesota Business Corporations Act:

         Common shares voting in favor:  1,167,538.
         Common shares voting against:  158,333.
         Common shares abstaining:  8,809.

         Proposal No. 12 - Seeking approval to amend the articles of incorporation to repeal Article X (which requires two-thirds shareholder approval of a merger, sale of substantially all assets, recapitalization or similar transaction in certain situation):

         Common shares voting in favor:  1,227,408.
         Common shares voting against:  95,356.
         Common shares abstaining:  11,916.

         Proposal No. 13 - Seeking approval to amend section 3.2 of the bylaws (to provide that the number of directors constituting the board will be set by the board of directors subject to a minimum size of three directors):

         Common shares voting in favor:  1,577,806.
         Common shares voting against:  49,088.
         Common shares abstaining:  3,341.

         Proposal No. 14 - Seeking approval to amend section 3.3 of the bylaws (to provide that the board vacancies will be filled by the board of directors).

         Common shares voting in favor:  1,535,796.
         Common shares voting against:  31,098.
         Common shares abstaining:  3,341.

         Proposal No. 15 - Seeking approval to amend section 3.11 of the bylaws (to require a supermajority vote of two-thirds of the outstanding common shares to remove a director, unless the board of directors approves, in which case the affirmative vote of a majority of the outstanding shares will be required):

         Common shares voting in favor:  1,104,951.
         Common shares voting against:  226,388.
         Common shares abstaining:  3,341.

         Proposal No. 16 - Seeking approval of the 2004 Stock Incentive Plan:

         Common shares voting in favor:  1,179,342.
         Common shares voting against:  127,004.
         Common shares abstaining:  28,334.

         Proposal No. 17 - Seeking approval to set the number of members of the registrant's board of directors at five members.

         Common shares voting in favor:  1,595,140.
         Common shares voting against:  22,711.
         Common shares abstaining:  12,384.

         Proposal No. 18 - Electing Richard P. Kiphart to the registrant's board of directors:

         Common shares voting in favor:  1,570,078.
         Common shares voting to withhold authority:  60,157.

         Proposal No. 19 - Seeking approval to give the proxies the authority to adjourn the annual meeting:

         Common shares voting in favor:  1,456,310.
         Common shares voting against:  43,691.
         Common shares abstaining:  130,234.

ITEM 5.  OTHER INFORMATION.  Not applicable.

ITEM 6.  EXHIBITS

         Listing of Exhibits:

          2.1 Merger agreement and plan of reorganization dated April 15, 2004, by and among Nature Vision, Inc. (n/k/a Nature Vision Operating Inc.), Photo Control Corporation (n/k/a Nature Vision, Inc.), PC Acquisition, Inc., Jeffrey P. Zernov (as shareholders' representative) and certain Nature Vision, Inc. (n/k/a Nature Vision Operating Inc.) shareholders (previously filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2004).
         3.1 Amended and restated articles of incorporation (previously filed as Exhibit 3.1 to the registrant's Report on Form 8-K dated September 7, 2004).
         3.2 Amended and restated bylaws (previously filed as Exhibit 3.2 to the registrant's Report on Form 8-K dated September 7,
                  2004).

         10.1 Amended and restated retention agreement with Curtis R. Jackels (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the period ended March 31,
                  2004).
         10.2 2004 Stock Incentive Plan, dated May 10, 2004 (previously filed as Exhibit 10.2 to Amendment No. 1 to the registrant's Registration Statement on Form S-4, Commission File No. 333-115593).
         10.3 Executive salary continuation plan adopted August 9, 1985, including exhibits (previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended June 30, 1986).
         10.4 1983 Stock Option Plan (previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).
         10.5 Form of stock option agreement under the 1983 Stock Option Plan (previously filed as Exhibit 5 to the registrant's Registration Statement on Form S-8, Commission File No. 2-85849).
         10.6 Cash bonus plan for officers and key employees (previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
         10.7 Amendment to the registrant's 1983 Stock Option Plan dated August 29, 1994 (previously filed as Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
         10.8 Amendment to the registrant's 1983 Stock Option Plan dated February 23, 1996 (previously filed as Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
         10.9 Amendment to the registrant's 1983 Stock Option Plan dated November 7, 1997 (previously filed as Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
         10.10 Purchase and license agreement of Bookendz product line (previously filed as Exhibit 10.1 to the registrant's Report on Form 8-K dated October 19, 2000).
         10.11 Retention agreement with Curtis R. Jackels, dated March 12, 2004 (previously filed as Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
         10.12 Subscription and investment representation agreement with Richard P. Kiphart, including form of irrevocable proxy (previously filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-QSB for the period ended March 31,
                  2004).
         10.13 Employment agreement between Nature Vision, Inc. and Jeff Zernov dated August 31, 2004 (previously filed as Exhibit 10.1 to the registrant's Report on Form 8-K dated September 7,
                  2004).
         10.14 Employment Agreement by and between Photo Control Corporation (n/k/a Nature Vision, Inc.) and Robin K. Sheeley, dated January 5, 2004 (previously filed as Exhibit 10.1 to the registrant's Report on Form 8-K dated October 15, 2004).
         31.1     Certification of Chief Executive Officer.
         31.2     Certification of Chief Financial Officer.
         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      NATURE VISION, INC.




Date:  November 22, 2004              By  /s/ Jeffrey P. Zernov
                                          --------------------------------------
                                          Chief Executive Officer and President



                                          /s/ Michael R. Day
                                          --------------------------------------
                                          Chief Financial Officer