Form 10KSB
period 2004-12-31
NATURE VISION, INC.
filed 2005-04-15
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 0-7475

_________________

NATURE VISION, INC.

(Name of Small Business Issuer in its Charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 NW 4TH STREET, BRAINERD, MN	56401
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (218) 825-0733

Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.16 per share

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐ .

        Issuer’s revenues for fiscal year ended December 31, 2004 were $12,361,543.

        The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of April 8, 2005 was approximately $7,765,800.

        The number of shares outstanding of the registrant’s common stock, par value $0.16 per share, as of April 8, 2005 was 2,178,559.

DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement for the 2005 Annual Meeting of Shareholders is incorporated by reference into Part III of this annual report.

Transitional Small Business Disclosure Format (check one).     Yes ☐ No ☒

PART I

Item 1.   DESCRIPTION OF BUSINESS.

General

        Nature Vision, Inc. (“Nature Vision” or the “Company”) is comprised of two operating divisions. The Company’s outdoor recreation products division primarily designs and markets video viewing systems for the sport fishing market and other video based consumer and industrial products. The Company’s photography division designs, manufactures and markets professional cameras, electronic flash equipment, lens shades and related photographic accessories and provides peripheral products for the videoconferencing and the audiovisual markets.

        Nature Vision was incorporated under the laws of the State of Minnesota in 1959 and operated under the name “Photo Control Corporation” until August 31, 2004. In 1973, Photo Control acquired all of the outstanding stock of Norman Enterprises, Inc., a California corporation. In June 1983, Photo Control acquired all of the outstanding stock of Nord Photo Engineering, Inc., a Minnesota corporation. In October 1997, Norman’s manufacturing operations were moved to Minnesota and the land and building in California was sold. In October 1998, the remaining sales and service facility was closed and moved to Minneapolis. Effective January 1, 1998, Photo Control liquidated both subsidiaries and transferred the assets to Photo Control Corporation, the parent company. On August 31, 2004, the corporate name was changed to “Nature Vision, Inc.” in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) Our executive offices are located at 213 NW 4th Street, Brainerd, Minnesota 56401; our telephone number is (218) 825-0733.

        Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on or through our Internet website located at www.naturevisioninc.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

Merger Transaction

        On August 31, 2004, PC Acquisition, Inc., a wholly-owned subsidiary of the Company, merged with and into Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.), pursuant to the terms of a merger agreement and plan of reorganization dated April 15, 2004. As a result of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company, and the Company amended its articles of incorporation to change its corporate name to “Nature Vision, Inc.” from “Photo Control Corporation.” The merger received shareholder approval on August 31, 2004 and closed on that day.

        Each Nature Vision Operating Inc. shareholder received 0.58137 shares of the Company’s common stock for each share of Nature Vision Operating Inc. common stock held on the closing date of the merger. Nature Vision Operating Inc. shareholders received cash instead of any resulting fraction of a share in an amount reflecting the market value of the fractional share. After taking into account a 1-for-2 reverse stock split of the Company’s common shares that was effected immediately after the merger on August 31, 2004, 894,301 common shares were issued to former Nature Vision Operating Inc. shareholders.

        Each outstanding Nature Vision Operating Inc. option and warrant was converted at the closing of the merger into an option or warrant exercisable for that number of the registrant’s common shares equal to the product of (a) the number of shares of Nature Vision Operating Inc. common stock subject to the option or warrant multiplied by (b) 0.58137. The exercise price was adjusted to equal the quotient of (x) the current exercise price of the option or warrant divided by (y) 0.58137.

        A description of the merger is included in the joint proxy statement/prospectus on Form S-4 filed with the Securities and Exchange Commission (Commission No. 333-115593).

Investment Considerations

        Investors should consider all of the information contained in this report including the factors discussed under Item 1 – Description of Business – Factors That May Affect Future Results, Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7 – Financial Statements, before making an investment decision with regard to our securities.

        Some of the statements made in this report in the sections listed above and elsewhere in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our business, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors including, but not limited to, adverse economic conditions, intense competition, including entry of new competitors, inability to obtain sufficient financing to support our operations, progress in research and development activities, variations in costs that are beyond our control, adverse federal, state and local government regulation, unexpected costs, lower sales and net income (or higher net losses, than forecasted), price increases for equipment, inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives and other specific risks that may be alluded to in this report.

Products

Outdoor Recreation Products Division

Overview

        Nature Vision’s outdoor recreation products division designs, manufactures and markets products primarily for the sport fishing and hunting markets. We have also adapted our outdoor recreation products and core technologies for sale into certain industrial markets. Manufacturing of most of these products is outsourced to companies located in Asia, where we use approximately six suppliers for key components, sub-assemblies and raw materials. We have identified but not qualified alternative Asian suppliers. Some final assembly is undertaken at our Brainerd, Minnesota facility, which also serves as the distribution center for our outdoor recreation product line.

        Our outdoor recreation products have historically been offered to the public by traditional sporting goods dealers. We have begun to focus on significant retailers to offer our products as we expand our product categories, including Cabela’s, Bass Pro Shops, Gander Mountain, Dick’s Sporting Goods and Mills Fleet Farm. Sales to each of Cabela’s and Bass Pro Shops accounted for in excess of 10% of our 2004 revenues. We primarily rely upon independent sales representatives to sell our outdoor recreation products to retailers. Demand for our outdoor recreation products is seasonal, with most sales occurring in the fourth and first calendar quarters.

Underwater Viewing Systems

        Our outdoor recreation products division manufactures and markets a family of products called underwater viewing systems that are sold under the trade name “Aqua-Vu.” We are credited as the creator of the underwater viewing system product category and were the first to market a self-contained underwater viewing system. An underwater viewing system consists of a submersible video camera with internal lighting and a hand held monitor-viewing device with a battery power supply. With the use of attachable weights and fins, the underwater camera can be lowered into a body of water and used to look in the direction a boat is traveling. In the past the Aqua-Vu systems have relied on cathode ray tube (CRT) display technology which required a sunshield to shadow the display.

In 2004, we began to market Aqua-Vu systems that incorporate a proprietary sunlight viewable liquid crystal display (LCD) technology that allows multi-person viewing on color display monitors. The 2004 Aqua-Vu systems also incorporate “on-screen display” information, including the water temperature at the camera, camera depth and camera direction. The Aqua-Vu systems range in price from $199 to $1,999.

Hunting Products

        We also sell products for the recreational hunting market. These products include “Game-Vu” camera systems and “Woodland Whisper” hearing enhancers. The Game-Vu camera system uses a proprietary digital camera designed to capture images of game as it walks by the device. The camera system incorporates a passive infrared (PIR) body heat sensor to detect the animal, which triggers the Game-Vu system to take a photograph and record the time and date on the image. In addition, the Game-Vu system uses invisible infrared light to illuminate the animal in the dark and includes a hand-held video viewing monocular to view the images in the field. The Woodland Whisper hearing enhancers aid wild turkey hunters, by detecting distant game calls, and deer and elk hunters, by amplifying the sounds of approaching prey.

Ice Fishing Products

        In 2003 we introduced a product for the ice fishing market called the “Buzz Stix.” A Buzz Stix ice fishing rod incorporates a miniature vibrating motor activated with a push button switch. Fish tend to be inactive during the winter, but successful ice fishermen have learned that a very slight jigging action is useful to lure fish into striking the bait. The Buzz Stix technology allows amateur anglers to duplicate this “micro-jigging” action. In 2004, Nature Vision expanded the Buzz Stix ice fishing rod product line. An automatic jigging Buzz Stix ice fishing rod that incorporates a small micro processor and three pre-programmed jigging routines were introduced, as well as a Hot Stix ice fishing rod with a heated handle.

Industrial Products

        We have adapted our underwater viewing technology for use in the water well inspection industry, offering a line of cameras under the trade name “Well-Vu.” Our Well-Vu underwater viewing systems that are submersible to 1,000 feet. In addition, we sell viewing system products called “Tool-Vu” and “Mini-Vu” for use in automotive and building inspections.

PIDS (Personal Information Delivery System)

        In connection with marketing our current product lines, we have developed the “PIDS” (personal information delivery system) point-of-sale video kiosk system for use by retailers. The PIDS video kiosk system uses a 10.5-inch touch-screen LCD to display one of nine informational video clips selected by a customer. When a selection is made, the PIDS plays a two-minute video presentation. The PIDS video kiosk system incorporates a MPEG4 media card, which can be updated in minutes. The PIDS video kiosk system is currently used to market Nature Vision’s products.

Photography Division

        Our photography division designs, manufactures and markets professional Camerz film cameras, photographic accessories, Norman electronic flash equipment, and the Lindahl product line which consists of lens shades, light filters and flash brackets. Most of our photography products are manufactured in our Minneapolis, Minnesota facility and distributed by our employee sales personnel and independent representatives. In October 2000 we purchased the Bookendz docking station for Apple PowerBook and Ibook, and offer a cradle and wrap for the IPod product. In January 2004, we acquired the assets comprising the Vaddio product line. As a value-added reseller, we market peripheral products for the videoconferencing and audiovisual markets under the Vaddio brand to dealers, who in turn design and install automated camera systems to end-users such as corporations, educational institutions, and religious and governmental organizations.

        The principal market for our Camerz film camera equipment is the sub-segment of the professional photography market requiring high-volume equipment, such as elementary and secondary school photographers.

The market with respect to the Norman electronic flash equipment and Lindahl lens shades is broader, extending to all professional photographers and to experienced amateur photographers. The market for the Bookendz docking station is owners of the Apple PowerBook, IBook and IPod. The geographic market in which we compete with respect to camera equipment, flash equipment and lens shades consists of the entire United States and, to a lesser extent, some foreign countries. The Bookendz docking station is sold internationally, although substantially all sales are in the United States. Our Vaddio products are marketed to dealers that design and install automated camera systems for the videoconferencing and audiovisual markets.

        We market most of our Camerz cameras, Norman electronic flash and lighting equipment, Lindahl lens shades and photographic accessories through employee sales personnel. In addition, independent representatives are used to sell the Lindahl, Norman and Vaddio product lines. Bookendz products are marketed by employee sales personnel. Our Vaddio product line is marketed primarily in the United States through independent representatives.

        In 2003 we introduced a 14-mega pixel digital camera back which fits onto the Camerz ZII and ZIII film cameras. In the Norman product line the D12 and D24 series 900 power supplies were introduced which are used with standard AC power. Two new series of softboxes were introduced, the Norman battery portable and the Norman umbrella type softboxes. In the Lindahl product line the GoPod, a body mounted camera holder aimed at the sport photographer, was introduced. A docking station for the Apple 12-inch Powerbook was introduced in May 2003. In 2004 a docking station for the 15-inch Powerbook was introduced. Since acquiring the Vaddio product line in January 2004, we have served as a value-added reseller of Sony and Canon video cameras. We offer electronic subsystems, enclosures, brackets and control systems to automate the cameras to our dealer customers.

        Materials required for our photographic equipment consist primarily of fabricated parts, lenses, electronic components, and lights, most of which are readily available from numerous sources. Material for the Bookendz product consists primarily of electronic components and fabricated parts, which are readily available. Our Vaddio product line utilizes video cameras manufactured by Sony and Canon, which are readily available through our OEM relationship with these manufacturers.

        The photographic equipment and the Vaddio business is somewhat seasonal, with a larger volume of sales from April through September. Historically, the Bookendz product has less sales volume in the summer months.

        During the two years ended December 31, 2004 and 2003, we derived 11.3% and 16.3%, respectively, of our photography division equipment sales from an unaffiliated customer, Lifetouch Inc. and its affiliates. During the two years ended December 31, 2004 and 2003, 13.2% and 12.1%, respectively, of our sales were from a second unaffiliated customer, PCA National, Inc. Our photography division does not have operations based outside of the United States. During each of the last two years ended December 31, 2004, slightly less than five percent of the photography division’s sales were derived from export sales.

Intellectual Property

Outdoor Recreation Products Division

        We hold 10 patents and have two patent applications pending for products offered by our outdoor recreation products division. Seven of the patents relate to aspects of the Aqua-Vu underwater viewing system, including the camera housing. The remaining patents cover our Buzz Stix ice fishing pole, a bird feeder with a built-in video camera and transmitter and a hand-held monocular video monitor. Pending patents include the Hot Stix ice fishing products. The patents expire during the period 2014 through 2023. There is no guarantee that others may not copy any of our products in whole or in part to produce a product similar in design and purpose. Patent protection of our products does not imply that they will recognize any substantial, competitive edge in the marketplace.

        We also hold various trademarks relating to our outdoor recreation products, including Aqua-Vu, Game-Vu, Tool-Vu, Mini-Vu, Woodland Whisper, Buzz Stix, Hot Stix and PIDS. We consider these trademarks important in assuring consumer recognition of our products.

Photography Division

        When we acquired the Bookendz product line in 2000, we also acquired the exclusive license right to patent number 5,186,646, which expires on January 16, 2012. The patent provides for multiple ports or connections which allows for easy and quick connection between two devices. Also in 2000, utility patent number 6,024,461 (which expires on October 31, 2016) and design patent number 428,661 (which expires July 25, 2014) were issued for a lamphead having a multi-positional base and removable mountable reflector flashtube assembly. The patented lamphead is used in the Norman flash equipment product line and allows for interchange of the flashtube assembly on the lamphead. We received U.S. Patents No. 5,294,950 on March 15, 1994 (which expires March 16, 2012) and No. 5,812,895 on September 22, 1998 (which expires March 16, 2012) for an identification system for automated film and order processing including machine and human readable code.

        We are the owner of the registered trademarks “Camerz, ” “Norman, ” “Lindahl” and “Bookendz” and the logo-type designs used in connection with the sale of products under those names. We have common law rights in our “Vaddio” trademark.

        Although our patents and trademarks are valuable, they are not considered to be essential to our photography division’s success. Innovative application of existing technology along with providing efficient and quality products are of primary importance.

        We have entered into agreements with employees that grant us the exclusive right to use, make and sell inventions conceived by our employees during their employment. Management believes that the right to use, make and sell such inventions adequately protects against any employee who might claim an exclusive proprietary right in an invention developed while the employee was employed by us.

Competition

Outdoor Recreation Products Division

        Our Aqua-Vu systems compete with underwater cameras sold by several small companies. We also face competition from manufacturers of sonar and global positioning system (GPS) devices. Sonar devices detect schools of fish and, at times, individual fish, and can provide information about lake and river bottom contours. GPS devices allow fishers to “mark” spots where fish are located and then easily find them again. Large consumer and marine electronics companies as well as established companies offering fishing and hunting equipment are sources of potential competition.

Photography Division

        Primary methods of competition for our photography products are product performance, reliability, service and delivery. Because of varying product lines, we are unable to state accurately our competitive position in relation to these factors. The Camerz film cameras have no known competitor. In the somewhat broader market in which the Norman professional studio electronic flash equipment competes, there are approximately 10 significant competitors, several of which are well established. We cannot estimate accurately Norman’s overall competitive position in relation to these competitors.

Research and Development

        For the years ended December 31, 2004 and 2003, we spent $54,098 and $83,839, respectively, on research activities relating to the development of new outdoor recreation products, and $37,295 and $861,000, respectively, on research activities relating to photography equipment. We anticipate that spending on research and development in 2005 will be comparable to that in 2004.

Government Regulation

        Our outdoor recreation and photography products are not subject to significant government regulations other than those regulations applicable to businesses generally. When they were introduced in 1998, the Aqua-Vu systems were the subject of proposed legislation to ban the devices in Minnesota, but the legislation was never enacted.

Employees

        As of March 31, 2005, we employed 61 persons, consisting of 59 full-time employees and two part-time employees. We also are utilizing the services of two leased personnel.

Compliance with Environmental Laws

        Both of our operating divisions are in compliance with all applicable federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants. Compliance with these environmental laws and regulations has had no material effect on our capital expenditures, earnings or competitive position.

Management

        Executive officers of Nature Vision are as follows:

Name	Age	Position

Jeffrey P. Zernov	52	President, Chief Executive Officer and a director
Michael R. Day	43	Chief Financial Officer and Chief Operating Officer
Robin K. Sheeley	49	Executive Vice President - photography division

        Jeffrey P. Zernov has served as our President and Chief Executive Officer and as a director since August 31, 2004. Prior to August 31, 2004, Mr. Zernov served in the same capacities for Nature Vision Operating, Inc. (f/k/a Nature Vision, Inc.), which he founded in 1998. Mr. Zernov also served as Chief Financial Officer of Nature Vision Operating, Inc from 1998 through 2002. In 1979, Mr. Zernov founded Zercom Corporation, a defense electronics contractor, which he sold to Communication Systems Inc. in 1990. Mr. Zernov served as Zercom's Chief Executive Officer until 1996 and, in addition, from 1990 though 1996, he established and served as President of the Zercom Marine division, a designer and manufacturer of sonar products for sports fishing applications. Prior to 1979, Mr. Zernov served as a field promotion specialist with Lindy Tackle and was a co-founder of In-Fisherman, a sports fishing publisher and producer of television shows.

        Michael R. Day has served as our Chief Financial Officer and Chief Operating Officer since August 31, 2004. Prior to August 31, 2004, Mr. Day served in the same capacities for Nature Vision Operating, Inc. (f/k/a Nature Vision, Inc.). From 1999 through 2002, Mr. Day served as the Chief Financial Officer of Image Rotational Enterprises, Inc., a Brainerd, Minnesota manufacturer of rotational molded plastic parts.

        Robin K. Sheeley has served as our Executive Vice President - photography division since October 11, 2004. Mr. Sheeley joined the Company on January 5, 2004, as Managing Director of the Vaddio video conferencing and presentation business line, in connection with the purchase from Vaddio LLC, a Minnesota limited liability company, of the product line. From January 2003 until he joined the Company, Mr. Sheeley served as Chief Executive Officer of Vaddio LLC. From August 1999 through May 2002, Mr. Sheeley served as Chief Technology Officer of the VideoLabs division of E.mergent, Inc., a publicly-held, Minnesota-based manufacturer of electronic products used in the audio visual and video conferencing industries. Prior to August 1999, Mr. Sheeley owned and operated Acoustic Communication Systems, Inc. a privately-held, Minnesota-based manufacturer of electronic products used in the audio visual and video conferencing industries.

Factors That May Affect Future Results

        Factors that may affect our future results include, but are not limited to, the following items as well as the information in Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors Relating to the Company as a Whole

        We may need additional capital in the future. While we believe that we currently have sufficient resources with current cash and our current credit facility to conduct business, we may need additional capital in the future. We may not be able to obtain additional debt or equity financing or, if we do, it may not be on favorable terms. Sources of additional capital may include additional bank debt financing or the sale of debt or equity securities, the latter of which could result in significant dilution to existing shareholders.

        We depend on patents and proprietary technology. Our long-term success may depend on our ability to defend current patents and obtain patent protection for future products and processes. We currently have 15 United States patents. In addition, we have applied for patent protection on additional aspects of our current products. These patent applications may not be granted. Even if they are, the scope of any patent protection may be limited, allowing for competitive products, or the patents may be held invalid if challenged. We also rely upon trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent know-how or otherwise gain access to our proprietary technology.

        We depend on our key personnel. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel including, but not limited to, Jeffrey P. Zernov, our Chief Executive Officer and President, as well as our ability to attract, retain and motivate highly qualified managerial and technical personnel if we expand. Failure to attract and retain skilled personnel could hinder our research and development and manufacturing efforts, and could limit our ability to expand our product offering or to manage growth. The loss of one or more key employees could similarly affect us.

Factors Relating to our Outdoor Recreation Products Division

        The future growth of our outdoor recreation products division will depend upon our ability to continue to develop new and innovative products and enter new markets. A significant portion of our outdoor recreation products division’s current revenue has been historically dependent upon sales to traditional sporting goods dealers. In addition to current products, we intend to introduce new products for other applications in the outdoor recreation market. Because some of these new product categories may be new to us, we may need to develop relationships with major participants in this market, which in many cases are different from our existing customers. Any new products may not be accepted by the ultimate users. Even if they are, we may need to continue to develop relationships with significant retailers to penetrate markets and compete against suppliers of similar products.

        We use Asian-based sources of supply for some of our products. We currently purchase, and will continue to purchase, finished goods, components and raw materials from Asian-based vendors for our outdoor recreation products. Although we have identified alternative finished goods manufacturers and suppliers for key components, sub-assemblies and raw materials, at the present time we use approximately six Asian suppliers. Should a key supplier be unwilling or unable to supply components or sub-assemblies in a timely manner or subject to specifications, or should approval of a current or proposed supplier be delayed, withheld or withdrawn, we could experience delays in obtaining alternative suppliers, which might result in reduced product output. In addition, the price that we pay for these products could increase due to trade barriers, tariffs or other trade restrictions imposed by the United States or changes in international currency rates.

        Government regulation banning or restricting the use of underwater video cameras would hurt our business. The use of the Aqua-Vu underwater viewing system is not regulated by any federal or state governmental entity, nor is management aware of any similar restrictions in Canada or other foreign countries. In 1998, at the time the product was introduced, the Minnesota Senate passed a bill that would have outlawed the use of underwater video cameras for sport fishing. The Minnesota House of Representatives did not act upon the bill, and it was never enacted. If a federal, state or foreign governmental entity were to enact legislation banning or restricting the use of underwater video cameras, sales of the Aqua-Vu underwater viewing system would decline and our business would suffer as a result of fewer sales of our flagship product.

        Potential competitors could lower our revenues or cause expenses to increase. Our current competition for the Aqua-Vu underwater viewing system and other products consists of several small companies. Potential competitors include large consumer and marine electronics companies with broader product lines and better name recognition and market acceptance. These companies also have significantly greater financial, technical, marketing and other resources. Increased competition, especially by these larger, more established potential competitors, may result in increased pricing pressure resulting in reduced gross profit margins. We may also be forced to increase its spending on marketing, sales and product development, which would further reduce profits.

Factors relating to our Photography Division

        The photography division’s core business faces a rapidly changing industry, which has hurt revenues and resulted in losses in 2003 and in 2004. Our photography division’s core business of designing, manufacturing and marketing professional cameras, flash equipment and accessories has recently experienced, and is expected to continue to experience, significant changes due to the introduction and acceptance of digital photography. As a result, demand for our camera line has declined. In addition, engineering and selling, general and administrative expenses are not affected directly by variations in revenue.

        Our photography division's revenues have declined in each of the last two years, which has affected profitability. It lost $371,337 in 2004 and lost $964,471 in 2003. Notwithstanding efforts to diversify, sales and profitability may continue to suffer.

        A limited number of our photography division customers generate a significant portion of revenues. Our photography division had two major customers in the two years ended December 31, 2004 and 2003 which accounted for 24.5% and 28.4%, respectively, and these customers will likely account for a significant percentage of its revenues during 2005. There is no assurance that we will be able to retain these major customers or continue to maintain the levels of sales to them. The loss of or reduction in demand for our products from major customers could have a material adverse effect on operating results and cash flow from operations.

        Our photography division’s business is subject to frequent technological change. Digital camera technology has had rapid changes in recent years and our camera units are subject to obsolescence as larger competitors continue to develop technologically advanced products. Similarly, the Bookendz docking stations are designed for 12- and 15-inch Apple Powerbook laptop computers. Changes in the Powerbook design by Apple for the port connections configuration or in the size or shape of the Powerbook, or the development of enhanced wireless capabilities would render this product line obsolete and significantly impair the value of the Bookendz patent.

        We have a limited source of product supply so our photographic division is subject to higher prices. Because of the small quantities of products we order from vendors and our inability to develop digital sensor and camera boards, we rely on outside vendors for development and supply of these products, including large companies such as Sony and Canon. Our limited purchasing power and dependence upon vendors’ technology means we cannot benefit from lower prices and other favorable terms provided to larger competitors.

        Our photography division’s sales are seasonal, so uneven revenues are experienced throughout the year. Our photography division’s sales are seasonal, with over 60% of revenues realized in the second and third quarters. However, orders from certain large customers can significantly reduce or exacerbate the seasonal pattern. Conversely, expenses are largely constant throughout the year. Management is forced to rely on credit facilities and other sources of funds during periods where expenses are higher than revenues. Operations would be harmed if sufficient credit was not made available during a seasonal downturn in revenues, or if the lender imposed unfavorable credit terms.

        There is a lot of competition that could hurt our photography division’s revenues or cause expenses to increase. Our current and prospective competitors include many companies with financial, technical, marketing and other resources that are substantially greater than ours. We may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors could hurt its business by causing us to:

  Reduce the selling prices for products and services.
  Increase spending on marketing, sales and product development.

We may not be able to offset the effects of price reductions or increases in spending. Further, our financial condition may put us at a competitive disadvantage relative to our competitors.

Item 2. DESCRIPTION OF PROPERTY.

        Nature Vision owns two facilities used in its business. A 35,000 square foot facility located at 213 NW 4th Street, Brainerd, Minnesota houses administrative, manufacturing, research and development, sales, accounting and customer service departments. The facility is secured by a mortgage. Nature Vision is obligated under a related promissory note with an interest rate equal to prime plus .75%. As of December 31, 2004, the interest rate was 6% and monthly payments of principal and interest totaled $4,126. The promissory note matures in June 2009. Approximately 10,000 square feet of the space is leased to unrelated parties.

        A 55,000 square feet facility located at 4800 Quebec Avenue North, Minneapolis, Minnesota is used by the photography division for manufacturing and administrative purposes.

        Nature Vision believes its present facilities are adequate for its current level of operation and provide for a reasonable increase in production activities.

Item 3. LEGAL PROCEEDINGS.

       Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        Market Information. The number of record holders of our common stock on April 12, 2005 was 286. The table below sets forth the high and low sale prices for the common stock during the two years ended December 31, 2004, and gives effect to the 1-for-2 reverse stock split of Nature Vision’s common stock that was effected on August 31, 2004. The information shown is based on information provided by Yahoo! Inc. and Nasdaq. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently quoted on the Nasdaq Small-Cap Market under the symbol “NRVN.” Nature Vision did not pay any cash dividends on our common stock during the periods presented.

	Common Stock
Quarter Ended	Low	High

2003
March 31	$3.00	$3.60
June 30	$3.02	$3.60
September 30	$3.00	$4.46
December 31	$3.80	$4.98

2004
March 31	$4.02	$5.90
June 30	$4.34	$8.88
September 30	$3.66	$5.98
December 31	$4.52	$9.20

        Unregistered Sales of Equity Securities and Use of Proceeds. During the quarter ended December 31, 2004, Nature Vision issued common shares upon the exercise of 13 warrants. The warrants were exercised between October 4, 2004 and December 17, 2004, for a total of 12,575 common shares. Each of the issuances was exempted from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) as a transaction not involving a public offering. Nature Vision received cash proceeds of $1,001 from the exercises, as all but one were cashless. The proceeds have been used for general working capital purposes.

        Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Nature Vision’s compensation plans as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by
security holders	167,456	$ 3.12	19,750
Equity compensation plans not
approved by securities holders	116,502	$ 6.06	55,786

Total	283,958	$ 4.30	75,536

Item 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company History

        Nature Vision, Inc., was initially founded in 1998. Pursuant to a merger agreement and plan of reorganization by and among the Company, PC Acquisition, Inc. and Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.), PC Acquisition, Inc., (a wholly-owned subsidiary of Photo Control Corporation), merged with and into Nature Vision Operating, Inc. As part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company, and Photo Control Corporation changed its name to Nature Vision, Inc. The shares of the combined company trade on the Nasdaq SmallCap Market under the symbol, “NRVN.”

        The consolidated financial statements include the operations of Nature Vision Operating Inc. for the entirety of the periods presented, whereas, Photo Control Corporation’s operations have been included as of August 31, 2004, the date of the consumption of the merger. Please see the reverse merger footnote (footnote 2), for the pro forma financial information for the consolidated statements of operations as if the merger occurred on January 1, 2003.

Off Balance Sheet Financing Arrangements

        As of December 31, 2004, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Results of Operations

        Sales for the year ended December 31, 2004 increased by 37% to $12,361,543 from 2003, an increase of $3,362,303. This increase was due to the reverse merger with Photo Control effective August 31, 2004. Sales in 2004 for the Photo Control division totaled $3,388,791. Of this amount, 42%, or $1,440,213, came from the Vaddio product line and the balance of $1,948,578 came from the photographic product line. As of December 31, 2004, the Nature Vision division had a total sales backlog of $2,205,000, an increase of $1,333,000 from December 31, 2003. Of this backlog, $953,000 was scheduled to be shipped in 2004, which would have provided an 11% increase in Nature Vision division sales over 2003. The excess backlog was caused by fourth quarter sales of a new product exceeding forecast by four times. Nature Vision sales are very cyclical, with fourth quarter sales generating 39% of the annual sales volume. Due to the use of overseas production, management was unable to react quickly enough to such a large increase in orders. Management believes that there were lost sales opportunities and will adjust inventory levels to attempt to avoid this situation in future quarters. As a result of this excess backlog, sales from the Nature Vision division were essentially flat from 2003 to 2004.

        Gross profit margin for 2004 decreased to 27.5% from 35.2% in 2003. A portion of the decrease is due to the combining of sales between the Photo Control division and the Nature Vision division as a result of the reverse merger. The Nature Vision division’s gross profit margins in 2004 were 28.7%, decreasing from 35.2%. This decrease is due the delay in the sales of the new product series at increased margins, the sale of the end of life products at reduced margins and increased freight costs to fill the sales backlog. Management has a plan in place to return margins to near prior year levels. The Nature Vision division’s gross profit margins have been historically higher than that of the Photo Control division. The Photo Control division’s gross margins for the period reported were 24.4%, with the Vaddio product line producing a 23.7% gross margin and the photographic product line producing a 25.0% gross margin. Management has set specific goals for Photo Control to increase gross profit margins, concentrating on increased efficiencies and exploring outsourcing opportunities. Management believes that the Company’s over all gross profit margins will improve in future quarters with the increased efficiencies, continued efforts to outsource and the sale of the new higher margin product series.

        Selling, general and administrative expenses for 2004 decreased to 25.5% from 26.5% in 2003. The Nature Vision division’s selling, general and administrative expenses decreased to 24.2% from 26.5% in 2003. The major reduction in expenses came from a revised marketing and advertising schedule at the Nature Vision division. All other costs are similar to prior period expenditures. The Photo Control division’s selling, general and administrative expenses for 2004 were 28.9%, with the Vaddio product line at 38.4% and photographic product line at 21.9%. Vaddio is an emerging product line and in the process of building an infrastructure to support its sales growth. Management believes these costs as a percentage of sales will begin to reduce in future quarters. The photographic product line is a mature product line.

        An income tax benefit was recorded for the potential return of taxes paid in a prior period by Nature Vision Operating Inc.. Nature Vision Operating Inc. will file a short year return for a period ending August 31, 2004. The remainder of the year will be incorporated into a tax return with a full year of the Photo Control division results. With Nature Vision Operating, Inc. creating profits, management believes that Photo Control’s losses, both current and prior, will be recoverable. A deferred tax asset of $1,050,000 was established as of August 31, 2004, the date of the reverse merger, with $200,000 being realized by year end, December 31, 2004.

Liquidity and Capital Resources

        Cash decreased by $49,938 to $41,572 at December 31, 2004 from $91,510 at December 31, 2003. The decrease is a combination of factors including a decrease of $2,391,000 from operations, a decrease from capital expenditures of $469,000, an increase of $1,453,000 from cash acquired in the reverse merger with Photo Control, a sale of stock as a condition of the reverse merger of $1,000,000, exercise of common stock options and warrants of $70,000, draws of $240,000 against the line of credit and payments against long-term debt of $42,000. Moving manufacturing of the Aqua-Vu product line offshore has caused an approximate 150 day acceleration of cash requirements. Offshore manufacturing requires units to be partially prepaid prior to delivery, with the remainder due upon delivery. Prior contract manufacturing provided favorable payment terms of up to net 90 days, from date of delivery. Management believes this is a one-time change in cash requirements for this product line.

        As of December 31, 2004 working capital was $6,061,137, an increase of $5,201,208 from $859,929 at December 31, 2003, primarily as a result of the reverse merger.

        Nature Vision Inc. has a secured line of credit for $1,500,000 at prime plus 1%. The prime rate at December 31, 2004 was 5.25%. The line expires on June 30, 2005. Management believes it can renegotiate a new line of credit at that time. That line of credit along with the cash flow from operations will be sufficient to finance operations for a period of at least the next 12 months.

        The Company believes that the effect of inflation has not been material during the year ended December 31, 2004.

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

        The intangible assets consist of the patent for the Bookendz docking station and identifiable intangible assets related to the Company’s Vaddio product line acquisition. The patent is being amortized over a six-year period and the identifiable intangible assets are being amortized over a three to five year life. If significant changes would occur to the estimated future cash flow of the product sales under the patent right, or from the Vaddio product line, an additional write down would be determined based on the reduction of such cash flows.

Item 7.   FINANCIAL STATEMENTS.

        See Financial Statements beginning on page F-1.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

Item 8A.   CONTROLS AND PROCEDURES.

        Our Chief Executive Officer, Jeffrey P. Zernov, and our Chief Financial Officer, Michael R. Day, have reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this review, Messrs. Zernov and Day believe that our disclosure controls and procedures are effective in ensuring that material information related to Nature Vision is made known to them by others within Nature Vision.

        There have been no significant changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, Nature Vision’s internal control over financial reporting.

Item 8B.   OTHER INFORMATION.

       Not applicable.

PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Incorporated by reference from Nature Vision’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 10.   EXECUTIVE COMPENSATION.

        Incorporated by reference from Nature Vision’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference from Nature Vision’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Incorporated by reference from Nature Vision’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 13.   EXHIBITS.

        For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10-KSB.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Incorporated by reference from Nature Vision’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature Vision, Inc.
Date: April 14, 2005	By: /s/ Jeffrey P. Zernov

Jeffrey P. Zernov, President and Chief Executive Officer

        Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints Jeffrey P. Zernov and Michael R. Day, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full powers and authority to do and perform each and every act and things requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey P. Zernov	April 14, 2005

Jeffrey P. Zernov
(President, Chief Executive Officer and a Director)

/s/ Michael R. Day	April 14, 2005

Michael R. Day
(Chief Financial Officer, Chief Accounting Officer and Chief Operating Officer)

Richard P. Kiphart
(Director)

/s/ Steve Shanesy	April 14, 2005

Steve Shanesy
(Director)

/s/ Scott S. Meyers	April 14, 2005

Scott S. Meyers
(Director)

/s/ Curtis A. Sampson	April 14, 2005

Curtis A. Sampson
(Director)

/s/ Thomas F. Leahy	April 14, 2005

Thomas F. Leahy
(Director)

Exhibits:

2.1	Merger agreement and plan of reorganization dated April 15, 2004, by and among Nature Vision, Inc. (n/k/a Nature Vision Operating Inc.), Photo Control Corporation (n/k/a Nature Vision, Inc.), PC Acquisition, Inc., Jeffrey P. Zernov (as shareholders' representative) and certain Nature Vision, Inc. (n/k/a Nature Vision Operating Inc.) shareholders (previously filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

3.1	Amended and restated articles of incorporation (previously filed as Exhibit 3.1 to the registrant’s Report on Form 8-K dated September 7, 2004).

3.2	Amended and restated bylaws (previously filed as Exhibit 3.2 to the registrant’s Report on Form 8-K dated September 7, 2004).

10.1	Amended and restated retention agreement with Curtis R. Jackels (previously filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

10.2	2004 Stock Incentive Plan, dated May 10, 2004 (previously filed as Exhibit 10.2 to Amendment No. 1 to the registrant's Registration Statement on Form S-4, Commission File No. 333-115593).

10.3	Executive salary continuation plan adopted August 9, 1985, including exhibits (previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended June 30, 1986).

10.4	1983 Stock Option Plan (previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

10.5	Form of stock option agreement under the 1983 Stock Option Plan (previously filed as Exhibit 5 to the registrant’s Registration Statement on Form S-8, Commission File No. 2-85849).

10.6	Cash bonus plan for officers and key employees (previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.7	Amendment to the registrant’s 1983 Stock Option Plan dated August 29, 1994 (previously filed as Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.8	Amendment to the registrant’s 1983 Stock Option Plan dated February 23, 1996 (previously filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.9	Amendment to the registrant’s 1983 Stock Option Plan dated November 7, 1997 (previously filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.10	Purchase and license agreement of Bookendz product line (previously filed as Exhibit 10.1 to the registrant’s Report on Form 8-K dated October 19, 2000).

10.11	Retention agreement with Curtis R. Jackels, dated March 12, 2004 (previously filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.12	Subscription and investment representation agreement with Richard P. Kiphart, including form of irrevocable proxy (previously filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

10.13	Employment agreement between Nature Vision, Inc. and Jeff Zernov dated August 31, 2004 (previously filed as Exhibit 10.1 to the registrant's Report on Form 8-K dated September 7, 2004).

10.14	Employment Agreement by and between Photo Control Corporation (n/k/a Nature Vision, Inc.) and Robin K. Sheeley, dated January 5, 2004 (previously filed as Exhibit 10.1 to the registrant’s Report on Form 8-K dated October 15, 2004).

10.15	Bonus plan for the fiscal year ending December 31, 2005 for certain executive officers (previously disclosed in the registrant’s Report on Form 8-K dated March 23, 2005).

10.16	Summary of director compensation for 2005.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 7.   FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Nature Vision Inc.

We have audited the accompanying consolidated balance sheets of Nature Vision Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature Vision Inc. as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/   Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 18, 2005

Nature Vision, Inc.
Balance Sheets
December 31, 2004 and 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$41,572	$91,510
Accounts Receivable, net	2,721,697	1,410,730
Inventories, net	5,233,089	1,090,287
Prepaid Expenses	346,591	101,705
Income Taxes Receivable, net	89,800	0
Deferred Income Taxes	48,600	42,500

Total Current Assets	8,481,349	2,736,732
PROPERTY AND EQUIPMENT, NET	2,031,707	1,106,020
Cash Value Life Insurance	126,540	0
Deferred Income Taxes	850,000	0
Intangibles – net	316,073	11,188

TOTAL ASSETS	$11,805,669	$3,853,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$90,127	$—
Current Portion Contract Payable Vaddio	187,149	0
Current Portion of Long-Term Debt	42,619	47,150
Current Portion of Deferred Retirement Benefits	73,854	0
Line of Credit, Bank	240,000	0
Account Payable	1,109,704	1,360,113
Accrued Payroll and Payroll Taxes	228,781	75,103
Income Taxes Payable	0	176,750
Accrued Expenses	447,978	217,687

Total Current Liabilities	2,420,212	1,876,803
LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	438,666	476,417
Deferred Retirement Benefits	767,624	0
Contract Payable Vaddio, Net of Current Portion	712,851	0
Deferred Income Taxes	60,900	86,800

Total Liabilities	4,400,253	2,440,020

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share
25,000,000 Shares Authorized
Common Shares Issued and Outstanding at
December 31, 2004 and 2003
2,178,559 and 894,301, respectively	348,569	143,088
Additional Paid-In Capital	6,436,460	789,575
Retained Earnings	620,387	481,257

Total Stockholders’ Equity	7,405,416	1,413,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,805,669	$3,853,940

See accompanying notes to financial statements.

Nature Vision, Inc.
Statements of Operations
Years Ended December 31, 2004 and 2003

	2004	2003
SALES, NET	$12,361,543	$8,999,240

COST OF GOODS SOLD	8,962,089	5,831,616

GROSS PROFIT	3,399,454	3,167,624

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,156,166	2,385,963

INCOME FROM OPERATIONS	243,288	781,661

OTHER INCOME(EXPENSE)
Interest Expense	(40,952)	(49,528)
Interest Income	4,094	162
Other Income (Expense)	11,836	(2,307)

Net Other Expenses	(25,022)	(51,673)

INCOME BEFORE TAXES	218,266	729,988

PROVISION FOR INCOME TAXES	79,136	253,700

NET INCOME	$139,130	$476,288

Earnings per Common Share
Basic	$0.11	$0.53
Diluted	$0.10	$0.48

Weighted Average Common Shares
Basic	1,303,375	894,301
Diluted	1,440,361	996,493

See accompanying notes to financial statements.

Nature Vision, Inc.
Statements of Stockholders’ Equity
Years Ended December 31, 2004 and 2003

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2002	894,301	$143,088	$789,575	$4,969	$937,632

Net Income	0	0	0	476,288	476,288

Balance, December 31, 2003	894,301	143,088	789,575	481,257	1,413,920

Reverse Merger August 31, 2004 – Conversion of Photo Control Corporation Stock	860,082	137,613	4,644,772	0	4,782,385
Reverse Merger August 31, 2004 – Sale of Stock to Richard Kiphart	324,395	51,903	948,097	0	1,000,000
Exercise of Common Stock Warrants	12,575	2,012	(1,011)	0	1,001
Exercise of Common Stock Options	87,206	13,953	55,027	0	68,980
Net Income	0	0	0	139,130	139,130

Balance, December 31, 2004	2,178,559	$348,569	$6,436,460	$620,387	$7,405,416

See accompanying notes to financial statements.

Nature Vision, Inc.
Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$139,130	$476,288
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and Amortization	240,248	193,237
Loss of Disposal of Property and Equipment	0	2,307
Provision for Deferred Income Taxes	168,000	79,100
Change in Deferred Compensation	(43,662)	0
Changes in Operating Assets and Liabilities
Accounts Receivable, net	(41,238)	(30,548)
Income Taxes Receivable, net	(89,800)	0
Inventories, net	(1,457,149)	(114,060)
Prepaid Expenses	(187,259)	51,470
Accounts Payable	(914,687)	(330,688)
Other Non-current Assets	20,877	0
Accrued Payroll and Payroll Taxes	(24,279)	45,090
Income Taxes Payable	(176,750)	173,750
Accrued Expenses	(24,897)	71,182

Net Cash Flows from Operating Activities	(2,391,466)	617,128

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(469,299)	(193,390)
Proceeds from Sale of Property and Equipment	0	450
Purchases of Intangibles	0	(675)
Cash Acquired in Reverse Merger, net of Merger Costs of $92,663	1,453,001	0

Net Cash Flows from Investing Activities	983,702	(193,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks issued in excess of Cash in Bank	90,127	0
Net Advances (Payments) from Line of Credit, Bank	240,000	(230,000)
Proceeds from Long-term Debt	0	82,708
Principal Payments on Long-term Debt	(42,282)	(213,567)
Issuance of Common Stock for Cash	1,000,000	0
Cash Received from Exercise of Options	68,980	0
Cash Received from Exercise of Warrants	1,001	0

Net Cash Flows from Financing Activites	1,357,826	(360,859)

Net Change in Cash and Cash Equivalents	(49,938)	62,654

CASH AND CASH EQUIVALENT – Beginning of Year	91,510	28,856

CASH AND CASH EQUIVALENT – End of Year	$41,572	$91,510

See accompanying notes to financial statements.

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS

Nature Vision, Inc. (the Company) was established in 1998 to design and market video viewing systems for the sport fishing market and other video based consumer and industrial products. The Company’s wholly-owned subsidiary, Photo Control Corporation (Photo) designs, manufactures and markets professional cameras, electronic flash equipment, lens shades and related photographic accessories and sells products used in the video conferencing and presentation industry (photographic and Vaddio segment). Another line of business of Photo consists of the Bookendz docking stations for the Apple PowerBook, IBook and IPod. Nature Vision, Inc. grants unsecured credit to its customers which are primarily dealers and consumers located throughout the United States and Canada. Nature Vision, Inc. contracts with outside organizations for the manufacture and sale of its products. The geographic market in which Photo competes consists of the entire United States and, to a lesser extent, some foreign countries and also grants unsecured credit to its customers. Nature Vision, Inc. and Photo are here-in after referred to as the Company. See Note 2 for a description of the reverse merger which closed on August 31, 2004.

      PRINCIPLES OF CONSOLIDATION

On September 7, 2004, Photo Control Corporation, (PHOC), filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of Nature Vision, Inc. with PC Acquisition Corp, (PC Acquisition), then a wholly owned subsidiary of PHOC. For accounting purposes, the merger was accounted for as a reverse acquisition, with Nature Vision, Inc as the acquirer. The historical financial statements of Nature Vision, Inc. became the historical financial statements of PHOC, and the assets and liabilities of PHOC are accounted for as required under the purchase method of accounting. Results of operations of PHOC are included in the financial statements from August 31, 2004, the effective date of the merger. All share data has been restated to give effect of the merger under which each Nature Vision, Inc. shares were converted into .58137 shares of PHOC and the reverse 1 for 2 share stock split, (Note 2).

      FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt, line of credit-bank, contract payable and deferred liabilities – retirement benefits approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

      CASH AND CASH EQUIVALENTS

The Company maintains its cash balances in various area banks. Cash balances are insured up to $100,000 per bank by the FDIC. The balances, at times, may exceed federally insured limits. The Company defines cash and cash equivalents as highly liquid, short-term investments with a maturity at the date of acquisition of three months or less.

      ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable are in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $43,000 at December 31, 2004 and $15,000 at December 31, 2003.

      INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are valued at lower of cost using the first-in, first-out (FIFO) method or market. Market represents estimate realizable value in the case of finished goods and replacement or reproduction cost in the case of other inventories. Because of changing technology and market demand, inventory is subject to obsolescence. An annual review is made of all inventories to determine if any obsolete, discontinued or slow moving items are in inventory. Based on this review, inventory is disposed of or an allowance for obsolescence established to cover any future disposals. Such estimates are difficult to make under current volatile economic conditions and it is possible significant changes in required inventory reserves may occur in the future.

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

      INTANGIBLE ASSETS

Intangible assets consisted primarily of patents, and indefinable intangible assets, (distribution network, intellectual property and work-force for the Vaddio product line), and are being amortized using the straight-line method over their estimated useful lives ranging from three to six years. Amortization expense was $26,114 and $11,102 for the year ended December 31, 2004 and 2003, respectively. Accumulated amortization related to these assets was $37,986 at December 31, 2004 and $11,872 at December 31, 2003. Estimated amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $70,350, $68,258, $66,503, $45,664 and $39,180, respectively.

Schedule of Intangible Assets

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2004
Trademarks	$5,490	$4,992	$498
Patents	$26,830	$11,906	$14,924
Vaddio – Employment Contract	$23,328	$2,336	$20,992
Vaddio – Distribution Network	$32,715	$3,276	$29,439
Vaddio – Intellectual Property	$40,114	$2,412	$37,702
Bookendz Patent Rights	$225,582	$13,064	$212,518

Totals	$354,059	$37,986	$316,073

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2003
Trademarks	$5,490	$4,494	$996
Patents	$17,570	$7,378	$10,192

Totals	$23,060	$11,872	$11,188

      REVENUE RECOGNITION

Sales for Photo are recorded when the product is shipped and returns are permitted only for defective equipment. Nature Vision, Inc. recognizes revenue on the date products are shipped to the customer. Most sales for Nature Vision, Inc. are made with the right of return or exchange based on their policy. Estimated reserves for returns are established by management based on historical experience and are subject to ongoing review and adjustment by Nature Vision, Inc. Sales and cost of goods sold are reported net of the provision for actual and estimated future returns in the accompanying consolidated statements of operations. Revenues are reported net of discounts and allowances. The Company’s revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

      SHIPPING AND HANDLING COSTS

Shipping and handling costs charged to customers are included in sales and shipping and handling costs incurred by the Company have been included in cost of goods sold.

      ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management’s estimates. Nature Vision, Inc. provides a standard one-year warranty program for its products. Photo warrants its products for one or two years. The allowance reserve for sales returns and warranty cost was $200,000 and $80,000 at December 31, 2004 and December 31, 2003, respectively. The following table provides the expense recorded and charges against the reserve for years ended December 31, 2004 and 2003.

	December 31
	2004	2003
Accrued balance – beginning	$80,000	$145,000
Accrual recorded on reverse merger	120,000	0
Provision	106,714	(37,749)
Expense	(106,714)	(27,251)

Accrued balance – ending	$200,000	$80,000

      PREPAID EXPENSES

Included in prepaid expenses is purchased advertising time on television programs, advertising space in outdoor publications and catalogs for Nature Vision, Inc. products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Advertising costs for Photo are expensed as incurred. Prepaid advertising expenses were $155,701 and $90,505 for December 31, 2004 and 2003, respectively. Advertising expensed was $762,888 and $580,405 for 2004 and 2003, respectively.

      RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense for years ended December 31, 2004 and 2003 was $91,393 and $83,839, respectively.

      STOCK-BASED COMPENSATION

The Company uses the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of common stock exceeds the exercise price of the stock option on the date of grant.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Pursuant to APB No. 25 and related interpretations, no compensation cost was recognized in the statements of operations for the years ended December 31, 2004 and 2003 as the fair value of the Company’s stock approximated the option price. Stock options issued to non-employees, (which no options were issued to non-employees), are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force, (EITF), 96-18. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income would have changed as follows for the periods presented.

	Years Ended December 31,
	2004	2003
Net income:
As reported	$139,130	$476,288
Pro forma		$464,546
Basic net income per common share:
As reported	$.11	$.53
Pro forma	$.11	$.52
Diluted net income per common share:
As reported	$.10	$.48
Pro forma	$.10	$.47
Stock based compensation:
As reported	$0	$0
Pro forma	$0	$11,742

In determining the compensation cost of options granted during the three and years ended December 31, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Years Ended December 31,
	2004	2003
Risk-free interest rate	3.5	2.625
Expected life of options granted	5 years	5 years
Expected volatility	105.49%	0%
Expected dividend yield	0%	0%

Note: Nature Vision, Inc. was a privately-held company until the reverse merger occurred as noted in footnote 2 and, as such, was not required to use expected volatility. Since no options vested during the year ended December 31, 2004, no pro forma compensation was required.

      NET INCOME PER COMMON SHARE

Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net income per share. There were dilutive common stock equivalents, options and warrants, of 136,986, and 102,192 for the years ended December 31, 2004 and 2003, respectively. Anti-dilutive options were 76,500 and 0 at December 31, 2004 and 2003, respectively.

      INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences principally include depreciation, net operating losses, deferred retirement benefits, contract payable, allowance for doubtful accounts, sales returns allowance, and warranty reserves. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.

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

      RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 151

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

SFAS No. 153

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

SFAS No. 123R

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

NOTE 2 – REVERSE MERGER

Effective August 31, 2004, PHOC completed its merger pursuant to an Agreement and Plan of Merger dated April 15, 2004 by and among PHOC, Nature Vision, Inc. and PC Acquisition, a wholly owned subsidiary of PHOC. In the Merger, PC Acquisition merged with Nature Vision, Inc. with Nature Vision, Inc. being the surviving company and becoming a wholly-owned subsidiary of PHOC. In the Merger, the former stockholders of Nature Vision, Inc. received shares of PHOC common stock. In addition, in the Merger, warrants and options to purchase shares of Nature Vision, Inc. common stock were converted into warrants and options to purchase shares of PHOC common stock. As a part of the merger, PHOC conducted a reverse 1 for 2 stock split. Each share of Nature Vision, Inc common stock was converted into .58137 shares of PHOC common stock, after the reverse 1 for 2 stock split. Each warrant and option to purchase one share of Nature Vision, Inc common stock was converted into a warrant or option to purchase .58137 shares of PHOC common stock, after the reverse 1 for 2 stock split. As a condition of the merger agreement, Richard P. Kiphart, a director of PHOC, was required to purchase 324,395 shares of common stock for an aggregate purchase price of $1,000,000.

Immediately after the Merger and prior to the Kiphart investment, the former Nature Vision, Inc stockholders, option holders and warrant holders together owned a total of approximately 53% of PHOC common stock on a fully-diluted basis, (assuming the exercise of all options and warrants to purchase PHOC common stock), and the pre-merger PHOC, stockholders owned a total of approximately 43% of PHOC common stock on a fully-diluted basis. The merger involved the issuance of 894,301 shares of PHOC common stock valued at $4,875,048, (including transaction costs of $329,300 and $81,313 related to the fair value of new employee stock options issued in connection with the merger), and no cash consideration or other consideration was issued or used in the merger. The basis of determining the fair value of the stock issued was based on PHOC’s common stock, based on the weighted average closing price of shares 10 days before and 10 days after the announcement of the merger on April 16, 2004. In addition to the ownership of the common stock, a Nature Vision, Inc board member became the Chairman of the board of directors post merger and the management of Nature Vision, Inc became the controlling management team of the Company.

The Merger was accounted for as a reverse acquisition by Nature, Inc, and, accordingly, was deemed to be equivalent, for accounting purposes, to the issuance of Nature Vision, Inc. capital stock in exchange for the fair market value of the assets and liabilities of PHOC. PHOC had monetary assets, those assets and liabilities of PHOC were recorded at fair value. PHOC also had several real and intangible assets that were revalued as of the date of the merger. This revaluation resulted in negative goodwill which was allocated proportionately over the long-term assets of PHOC. The reasons for the merger are as follows:

•	The merger allows for diversity for the companies in its product line and to broaden its customer base

•

The potential cost savings that may be realized by having both companies products produced through common manufacturing processes, by using a common facility for storage and distribution, and through reduced management personnel

•	The ability to utilize publicly-traded securities as consideration in connection with future potential mergers or acquisitions

Photo Control Corporation, PHOC, changed its name to Nature Vision, Inc, NRVN, on August 31, 2004 and Nature Vision, Inc changed its name to Nature Vision Operating, Inc, on August 31, 2004. Nature Vision Operating, Inc continues to be an operating business and wholly-owned subsidiary of Nature Vision, Inc. Photo Control Corporation will continue to do business under the same name and operate under Nature Vision, Inc. The consolidated statements of operations include the results of Nature Vision, Inc. for each of the years ended December 31, 2004 and 2003, and the results of operations of PHOC for the period from September 1, 2004, (effective date of the merger), to December 31, 2004. The following pro forma consolidated statements of operations assume the merger was effective January 1, 2003.

	Years Ended December 31,
	2004	2003
Net sales
As reported	$12,361,543	$8,999,240
Add: Photo Control Corporation	$5,942,516	$5,914,838
Pro forma adjustments
Pro forma	$18,304,059	$14,914,078
Net income (loss)
As reported	$139,130	$476,288
Add: Photo Control Corporation	$(885,414)	$(964,471)
Pro forma adjustments	$262,195	$236,168
Pro forma	$(484,089)	$(252,015)

Diluted net income (loss) per common share:
As reported	$.10	$.48
Pro forma	$(.23)	$(.12)

The allocation of the purchase, prior to the $1,000,000 stock purchase by Mr. Kiphart, is as follows:

Cash	$1,545,665
Accounts receivable	$1,269,729
Inventories	$2,685,653
Other current assets	$57,627
Property and equipment, net of negative goodwill	$700,543
Intangible assets and other assets, net of negative goodwill	$448,395
Deferred Tax Asset	$1,050,000
Current liabilities	$(1,372,747)
Long-term liabilities	$(1,509,817)
Total equity	$(4,875,048)

The amount assigned to intangible assets were identifiable intangible assets and have a weighted average life of 4.5 years. The intangible assets include patents, Vaddio-employment contracts, Vaddio distribution network and Vaddio intellectual property and Bookendz patent rights of $23,328, $32,715, $40,114 and $225,582, respectively. There is no contingent consideration specified in the Merger Agreement.

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	December 31, 2004	December 31, 2003
Raw Materials	$2,429,530	$674,762
Work in Progress	141,294	0
Finished Goods	2,797,264	425,525

Total	5,368,088	1,100,287
Less: Valuation Allowance	(135,000)	(10,000)

Inventories, net	$5,233,088	$1,090,287

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2004	December 31, 2003
Land	$319,460	$150,000
Buildings and improvements	965,849	551,163
Tooling	746,017	621,438
Office furniture and equipment	247,079	159,543
Warehouse equipment	112,393	33,717
Vehicles	82,708	82,708
Construction in progress	306,678	47,362

Total	2,780,184	1,645,931
Less: Accumulated depreciation	(748,477)	(539,911)

Net	$2,031,707	$1,106,020

Depreciation expense of $214,134 and $188,822 was recorded for the years ended December 31, 2004 and 2003, respectively.

NOTE 5 – LINE OF CREDIT, BANK

The Company has a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $1,500,000 which expires June 30, 2005. Interest was payable monthly at prime, which was at 5.25% at December 31, 2004, plus 1% with a minimum interest rate of 5%. The line of credit was collateralized by accounts receivable, inventories, property and equipment. The agreement requires the following affirmative covenants, minimum net worth of $6,000,000, debt to equity ratio of 1.0 to 1.0 and debt service ratio of 1.2 to 1.0. The Company was in compliance with all covenants at year end. The balance outstanding on the line of credit was $240,000, and $0 at December 31, 2004 and 2003, respectively.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following at:

	December 31, 2004	December 31, 2003
Note Payable – First National Bank of
Deerwood – monthly installments of $4,126
including interest at a variable rate of .75% over
the index rate (4.75%, and 6.0% at
December 31, 2003 and December 31, 2004,
respectively), with a final payment due June 10,
2009, secured by a mortgage on the Company’s
land and building located in Brainerd, MN	$424,768	$451,887

Note Payable – GMAC – monthly installments
of $1,378 through April 2008. The note is non-
interest bearing, and is secured by two vehicles	56,517	71,680

Totals	481,285	523,567
Less: Current portion	(42,619)	(47,150)

Net Long-term Debt	$438,666	$476,417

Principal requirements on long-term debt for years ending after December 31, 2004 are as follows:

2005	$42,619
2006	42,764
2007	44,382
2008	35,070
2009	316,450

Total	$481,285

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has a Stock Option Plan, (the Plan), which provides for granting of incentive and non-statutory stock options to employees and others. The aggregate of 390,914 shares of the Company’s common stock may be granted at exercise prices not less than fair market value at the date of grant. The Compensation Committee from the Board of Directors administers the Plan. In general, options vest immediately and up to 4.5 years, and expire 5 years from the date of grant.

Information regarding stock options is summarized below:

	Number of Options	Weighted Average Option Exercise Price
Options Outstanding, December 31, 2002	—	$—
Granted	174,412.85
Expired	—	—
Exercised	—	—

Options Outstanding, December 31, 2003	174,412	$.85
Granted	80,250	5.43
Expired	—	—
Exercised	(87,206)	.79
Options assumed in Reverse Merger	116,502	6.06

Options Outstanding, December 31, 2004	283,958	$4.30

The weighted average fair market value of options issued during the years ended December 31, 2004 and 2003, were $4.25 and $0.10, respectively. The weighted average contractual life of options outstanding at December 31, 2004 and 2003 was 3.15 and 4.42 years, respectively.

Following is a schedule of options outstanding and exercisable at December 31, 2004:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life	Wgt-Ave Exercise Prices	Number Exercisable	Wgt-Ave Exercise Prices
$0.89	87,206	3.42	$0.89	87,206	$0.89
$4.40	15,000	1.83	$4.40	15,000	$4.40
$4.72	25,002	4.00	$4.72	25,002	$4.72
$5.43	80,250	4.83	$5.43	0	$5.43
$6.38	7,500	0.46	$6.38	7,500	$6.38
$6.88	69,000	1.13	$6.88	69,000	$6.88

$0.89 - $6.88	283,958	3.15	$4.30	203,708	$3.85

Stock Warrants

In connection with the private placement offering the Company did in 1998, the Company issued 31,292 six year common stock warrants exercisable at $3.44 per warrant. All the warrants were either exercised or expired during the year ended December 31, 2004.

NOTE 8 – INCOME TAXES

The provision for income taxes consists of the following components for the years ended December 31;

	2004	2003
Current	$(88,864)	$174,600
Deferred	168,000	79,100

Total Provision for Income Taxes	$79,136	$253,700

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows;

	2004	2003
Federal statutory rate	34.0%	34.0%
State tax, net of federal benefit	2.8	2.8
Permanent differences and other	0.1	0.1
Research and development credit	(0.6)	(2.1)

Effective Tax Rate	36.3%	34.8%

The net deferred tax assets and liabilities included in the financial statements include the following amounts;

	2004	2003
Current Amounts
Deferred tax assets	$48,600	$42,500

Net Current Deferred Tax Assets	$48,600	$42,500

Non-current Amounts

Deferred Tax Assets	$850,000	$0
Deferred Tax Liabilities	(60,900)	(86,800)

Net Non-current Deferred Tax Asset (Liability)	$789,100	$(86,800)

	2004	2003
Deferred Tax Assets
Net Operating Loss Carryforwards	$313,800	$—
Contract Payable	333,000	—
Depreciation & Amortization	424,000	—
Deferred Compensation	311,400	—
Returns Allowance	76,800	32,400
Inventory Reserve	225,300	4,000
Bad Debt Reserve	16,500	6,100
Other Allowances	44,800	—

Total	1,745,600	42,500
Less Valuation Allowances	(847,000)	—

Net Deferred Tax Assets	$898,600	$42,500

Deferred Tax Liabilities
Depreciation & Amortization	$(60,900)	$(86,800)

The Company has a federal and state net operating loss of approximately $850,000, which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

The Company as part of the reverse merger accounting prepare a preliminary calculation of the net operating loss carryforward pursuant to the Internal Revenue Service guidance related to ownership change.

NOTE 9 – SEGMENT REPORTING

The Company has three product lines, Vaddio video equipment used for video conferencing and presentations, photographic cameras and lighting equipment and the Nature Vision, Inc. products. The following summarizes the Company’s segments:

	December 31, 2004	December 31, 2003
Assets
Nature Vision, Inc.	$5,666,577	$3,853,940
Vaddio	1,516,347	—
Photographic	4,622,745	—

Total	$11,805,669	$3,853,940

Property & Equipment Additions
Nature Vision, Inc.	$398,936	$193,390
Photographic	70,363	—

Total	$469,299	$193,390

Sales
Nature Vision, Inc.	$8,972,752	$8,999,240
Vaddio	1,440,213	—
Photographic	1,948,578	—

Total	$12,361,543	$8,999,240

Gross Profit
Nature Vision, Inc.	$2,571,358	$3,167,624
Vaddio	341,579	—
Photographic	486,517	—

Total	$3,399,454	$3,167,624

Depreciation and Amortization
Nature Vision, Inc.	$197,739	$193,237
Vaddio	9,338	—
Photographic	33,171	—

Total	$240,248	$193,237

NOTE 10 – CONTRACT PAYABLE – VADDIO

Photo Control Corporation entered into employment agreements with 3 employees in connection with the acquisition of the Vaddio assets. The agreements, which expire on December 31, 2006, provide for an annual base salary and bonus payments under each employment agreement, equal to 3.4% of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1,200,000, $1,600,000 and $2,000,000 in 2004, 2005 and 2006, respectively. If the Company terminates the employment agreement with the employee without cause prior to December 31, 2006, or if the employee terminates his employment prior to December 31, 2006 under certain conditions (including a sale of all or substantially all of the assets comprising the Vaddio division or the discontinuation of the Vaddio division), then the employee is entitled to the bonus payment as defined in the agreement at the time of the termination of his employment. The employee has agreed, during his employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period. Since the bonus payment is not contingent on the continued employment of the employee and the amount due can be estimated and is likely to be paid, the amount of $900,000 (the estimated bonus payment due) was accrued at the date of the reverse merger (see Note 2). The amount accrued was the fair value of the liability at the date of the reverse merger. The current portion of the contract of $187,149, was expensed in 2004 and has been paid in February 2005. Future bonuses are estimated to be $312,851 and $400,000, in 2005 and 2006 respectively.

NOTE 11 – DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs are recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $841,478 and $0 at December 31, 2004 and 2003, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company had sales for the years ended December 31, 2004 and 2003 to a business in which a former member of the Board of Directors is an owner of approximately, $35,000 and $68,000, respectively.

The Company has significant purchases from a business in which a member of the Board of Directors maintains significant control. See Note 14 – Concentrations for details.

The Company had a royalty agreement with a company owned by one of its stockholders. Total royalty expense under the agreement was, $0 and $46,662, for years ended December 31, 2004 and 2003 respectively. The Company terminated the agreement at the beginning of 2004.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

      Leases

The Company had a lease agreement for the rental of an office and shop building in Baxter, Minnesota. The lease expired March 31, 2003. Rent expense under the lease agreement was, $0 and $12,018 for the years ended December 31, 2004 and 2003, respectively.

      License Agreement

In January 2002, Waterstrike Incorporated, (Waterstrike) granted the Company an exclusive license for the use of certain underwater camera technologies. Under the agreement, the Company is required to pay Waterstrike a royalty of $23 for each licensed product sold beginning on January 1, 2002. The agreement requires the Company to pay annual royalties based on a minimum level of unit sales (5,000 units per the agreement). If the minimum level of unit sales in not met, the Company must pay additional royalties up to the minimum required, or forfeit the exclusivity of the agreement. For the years ended December 31, 2004 and 2003, the Company did not meet the minimum unit sales level required under the agreement and may lose the exclusivity of the license agreement. The license will terminate upon the later of the date of expiration or the date the patent is to expire included in the licensed technology, or the date that the Company permanently ceases the sale of the devises using the technology. Royalty expense pursuant to this exclusive license agreement was $26,036 and $33,281 for the years ended December 31, 2004 and 2003, respectively.

      Foreign Inventory

Included in the consolidated balance sheets are international inventories of $273,647 and $0 at December 31, 2004 and 2003, respectively.

      Employment Agreement

The Company has entered into an employment agreement with the President and Chief Executive Officer. Upon termination of employment the agreement provides for a non-compete period of 5 years. In exchange for the non-compete, the Company is obligated to pay the employee at his base rate for a period of up to 2 years.

NOTE 14 – CONCENTRATIONS

      Major Customers

During the year ended December 31, 2004, sales to two customers amounted to approximately 12% and 11% of net sales, respectively. For the year ended December 31, 2003, sales to the same two customers amounted to 20% and 14% of net sales, respectively. At December 31, 2004, approximately 14% and 12% of total accounts receivable was due from two customers. At December 31, 2003, approximately 41% and 13% of total accounts receivable was due from two customers.

      Major Suppliers

Purchases for the years ended December 31, 2004 and 2003 include purchases from a major supplier that individually accounted for 29% and 62%, respectively, of the materials and supplies used by the Company. During 2004, the Company has moved its contract manufacturing offshore. Management believes no risk is present under this arrangement due to other suppliers being readily available.

NOTE 15 – RETIREMENT PLAN

The Company has a Savings Incentive Match Plan for Employees, (SIMPLE), retirement plan for its employees. Company contributions made to the plan for the years ended December 31, 2004 and 2003 were $13,385 and $13,957, respectively. As of January 1, 2005, the SIMPLE plan was discontinued.

As part of the reverse merger agreement, the Company adopted a 401(K) Employee Retirement Plan that was in place at Photo Control Corporation. Company contributions made to the Plan for the four months from September 1, 2004 to December 31, 2004, were $13,339.

NOTE 16 – SUPPLEMENTAL CASH FLOWS INFORMATION

	2004	2003
Supplemental Cash Flow Disclosures
Cash paid for Interest	$37,706	$55,377
Cash paid for Income Taxes	$177,686	$850

Noncash investing and financing activities:
Issuance of common stock related to reverse merger for the following assets and assumptions of certain liabilities
Cash acquired	$1,545,665
Accounts receivable	1,269,729
Inventories	2,685,653
Other current assets	57,627
Property and equipment	700,543
Intangible assets and other assets	448,395
Deferred tax assets	1,050,000
Current liabilities	1,372,747
Long-term liabilities	1,509,817
Common stock	4,875,048