Form 10QSB
period 2005-03-31
NATURE VISION, INC.
filed 2005-05-20
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-7475

__________________________________

NATURE VISION, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0831186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

213 NW 4th Street
Brainerd, MN 56401
(Address of principal executive offices, including zip code)

(218) 825-0733
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes   ☐    No    ☒

The number of shares of registrant’s common stock, par value $0.16 per share, outstanding as of May 20, 2005, was 2,178,559.

NATURE VISION, INC.
                   INDEX

i

Part I

Item 1:    Financial Information

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004

ASSETS	Unaudited March 31, 2005	December 31, 2004
CURRENT ASSETS
Cash and Cash Equivalents	$61,040	$41,572
Accounts Receivable, net	2,411,656	2,721,697
Inventories, net	5,479,127	5,233,089
Prepaid Expenses	258,807	346,591
Income Taxes Receivable, net	167,800	89,800
Deferred Income Taxes	48,600	48,600

Total Current Assets	8,427,030	8,481,349

PROPERTY AND EQUIPMENT, NET	2,104,708	2,031,707

OTHER ASSETS Cash Value Life Insurance	127,780	126,540
Deferred Income Taxes	850,000	850,000
Intangibles – net	298,907	316,073

TOTAL ASSETS	$11,808,425	$11,805,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$339,780	$90,127
Current Portion Contract Payable Vaddio	306,000	187,149
Current Portion of Long-Term Debt	38,447	42,619
Current Portion of Deferred Retirement Benefits	74,901	73,854
Line of Credit, Bank	0	240,000
Account Payable	1,376,710	1,109,704
Accrued Payroll and Payroll Taxes	110,311	228,781
Accrued Expenses	572,802	447,978

Total Current Liabilities	2,818,951	2,420,212

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	431,457	438,666
Deferred Retirement Benefits	749,529	767,624
Contract Payable Vaddio, Net of Current Portion	406,851	712,851
Deferred Income Taxes	60,900	60,900

Total Liabilities	4,467,688	4,400,253

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share
25,000,000 Shares Authorized
Common Shares Issued and Outstanding at
March 31, 2005 and December 31, 2004 2,178,559	348,569	348,569
Additional Paid-In Capital	6,436,460	6,436,460
Retained Earnings	555,708	620,387

Total Stockholders’ Equity	7,340,737	7,405,416

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,808,425	$11,805,669

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Quarters Ended March 31, 2005 and 2004

	2005	2004
SALES, NET	$5,454,365	$2,585,786

COST OF GOOD SOLD	4,081,677	1,817,422

GROSS PROFIT	1,372,688	768,364

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,471,582	548,625

(LOSS)INCOME FROM OPERATIONS	(98,894)	219,739

OTHER INCOME(EXPENSE)
Interest Expense	(7,514)	(5,730)
Interest Income	517	796
Other Income (Expense)	4,212	1,365

Net Other Expenses	(2,785)	(3,569)

(LOSS)INCOME BEFORE TAXES	(101,679)	216,170

PROVISION FOR INCOME TAX (REFUND)EXPENSE	(37,000)	78,000

NET (LOSS)INCOME	$(64,679)	$138,170

(Loss)Earnings per Common Share
Basic	$(0.03)	$0.15
Diluted	$(0.03)	$0.13

Weighted Average Common Shares
Basic	2,178,559	894,301
Diluted	2,178,559	1,048,120

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Quarters Ended March 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)Income	$(64,679)	$138,170
Adjustments to reconcile net (loss)income to net cash flows from operating activities
Depreciation and Amortization	100,534	58,020
Change in Deferred Compensation	(17,048)	0
Changes in Operating Assets and Liabilities
Accounts Receivable, net	310,041	(39,596)
Income Taxes Receivable, net	(78,000)	78,000
Inventories, net	(246,038)	19,572
Prepaid Expenses	87,784	(93,045)
Accounts Payable	267,006	127,634
Other Non-current Assets	(1,240)	0
Income Taxes Payable	0	(180,800)
Accrued Payroll and Payroll Taxes	(118,470)	(55,238)
Accrued Expenses	124,824	(28,667)

Net Cash Flows from Operating Activities	364,714	24,050

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(156,369)	(90,976)

Net Cash Flows from Investing Activities	(156,369)	(90,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks issued in excess of Cash in Bank	249,653	0
Net Advances (Payments) from Line of Credit, Bank	(240,000)	0
Principal Payments on Long-term Debt	(11,381)	(11,113)
Payments on Contract Payable	(187,149)	0

Net Cash Flows from Financing Activities	(188,877)	(11,113)

Net Change in Cash and Cash Equivalents	19,468	(78,039)

CASH AND CASH EQUIVALENTS – January 1, 2005 and 2004	41,572	91,510

CASH AND CASH EQUIVALENTS – March 31, 2005 and 2004	$61,040	$13,471

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$10,695	$5,750
Cash paid for Income Taxes	$41,000	$180,800

See accompanying notes to consolidated financial statements.

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at March 31, 2005 and the consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the three months ended March 31, 2005 and 2004. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable are in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $49,000 at March 31, 2005 and $43,000 at December 31, 2004.

INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are valued at lower of cost using the first-in, first-out (FIFO) method or market. Market represents estimated realizable value in the case of finished goods and replacement or reproduction cost in the case of other inventories. Due to changing technology and market demand, inventory is subject to obsolescence. An annual review is made of all inventories to determine if any obsolete, discontinued or slow moving items are in inventory. Based on this review, inventory is disposed of or an allowance for obsolescence is established to cover any future disposals. Such estimates are difficult to make under current volatile economic conditions and it is possible significant changes in required inventory reserves may occur in the future.

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

INTANGIBLE ASSETS

Intangible assets consisted primarily of patents, and indefinable intangible assets, (distribution network, intellectual property and employment contract for the Vaddio product line), and are being amortized using the straight-line method over their estimated useful lives ranging from three to six years. Amortization expense was $17,166 and $1,020 for the quarters ended March 31, 2005 and 2004, respectively. Accumulated amortization related to these assets was $55,152 at March 31, 2005 and $37,986 at December 31, 2004. Estimated amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $70,350, $68,258, $66,503, $45,664 and $39,180, respectively.

Schedule of Intangible Assets

	Gross Amount	Accumulated Amortization	Net Value at March 31, 2005
Trademarks	$5,490	$5,112	$378
Patents	$26,830	$13,136	$13,694
Vaddio – Employment Contract	$23,328	$4,312	$19,016
Vaddio – Distribution Network	$32,715	$6,048	$26,667
Vaddio – Intellectual Property	$40,114	$4,607	$35,507
Bookendz Patent Rights	$225,582	$21,937	$203,645

Totals	$354,059	$55,152	$298,907

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2004
Trademarks	$5,490	$4,992	$498
Patents	$26,830	$11,906	$14,924
Vaddio – Employment Contract	$23,328	$2,336	$20,992
Vaddio – Distribution Network	$32,715	$3,276	$29,439
Vaddio – Intellectual Property	$40,114	$2,412	$37,702
Bookendz Patent Rights	$225,582	$13,064	$212,518

Totals	$354,059	$37,986	$316,073

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

ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management’s estimates. Nature Vision, Inc. provides a standard one-year warranty program for its products. Photo warrants its products for one or two years. The allowance reserve for sales returns and warranty cost was $200,000 and $200,000 at March 31, 2005 and December 31, 2004, respectively. The following table provides the expense recorded and charges against the reserve for quarters ended March 31, 2005 and 2004.

	March 31
	2005	2004
Accrued balance – beginning	$200,000	$80,000
Provision	75,577	30,419
Expense	(75,577)	(30,419)

Accrued balance – ending	$200,000	$80,000

PREPAID EXPENSES

Included in prepaid expenses is purchased advertising time on television programs, advertising space in outdoor publications and catalogs for Nature Vision, Inc. products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Advertising costs for Photo are expensed as incurred. Prepaid advertising expenses were $144,378 and $155,701 for March 31, 2005 and December 31, 2004, respectively. Advertising expensed was $332,698 and $160,890 for the quarters ending March 31, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense for quarters ended March 31, 2005 and 2004 was $36,940 and $9,977, respectively.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Pursuant to APB No. 25 and related interpretations, no compensation cost was recognized in the statements of operations for the years ended December 31, 2004 and 2003 as the fair value of the Company’s stock approximated the option price. Stock options issued to non-employees, (which no options were issued to non-employees), are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force, (EITF), 96-18. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net loss would have changed as follows for the periods presented.

	Quarters Ended March 31,
	2005	2004
Net (loss)income:
As reported	$(64,679)	$138,170
Pro forma	$(64,679)	$138,170
Basic net (loss)income per common share:
As reported	$(.03)	$.15
Pro forma	$(.03)	$.15
Diluted net (loss)income per common share:
As reported	$(.03)	$.13
Pro forma	$(.03)	$.13
Stock based compensation:
As reported	$0	$0
Pro forma	$0	$0

In determining the compensation cost of options granted during the three months ended March 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. There were no options issued that vested or were granted during the three months ended March 31, 2005 and 2004.

NET (LOSS)INCOME PER COMMON SHARE

Net (loss)income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net (loss)income per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net (loss)income per share. There were dilutive common stock equivalents, options and warrants, of 0, and 153,819 for the quarter and year ended March 31, 2005 and December 31, 2004, respectively. Anti-dilutive options were 283,958 and 76,500 at March 31, 2005 and December 31, 2004, respectively.

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

NOTE 2 — REVERSE MERGER

Effective August 31, 2004, PHOC completed its merger pursuant to an Agreement and Plan of Merger dated April 15, 2004 by and among PHOC, Nature Vision, Inc. and PC Acquisition, a wholly owned subsidiary of PHOC. The consolidated statements of operations include the results of Nature Vision, Inc. for each of the quarters ended March 31, 2005 and 2004, respectively. The following pro forma consolidated statements of operations assume the merger was effective January 1, 2004.

	Quarters Ended March 31,
	2005	2004
Net sales
As reported	$5,454,365	$2,585,786
Add: Photo Control Corporation	—	$1,626,169
Pro forma adjustments	—	—

Pro forma	$5,454,365	$4,211,955

Net income(loss)
As reported	$(64,679)	$138,170
Add: Photo Control Corporation	—	$(661,107)
Pro forma adjustments	—	$98,322

Pro forma	$(64,679)	$(424,615)

Basic and diluted net(loss) per common share:
Pro forma	$(.03)	$(.25)

NOTE 3 — INVENTORIES

Inventories consisted of the following at:

	March 31, 2005	December 31, 2004
Raw Materials	$2,979,369	$2,429,530
Work in Progress	309,268	141,294
Finished Goods	2,349,490	2,797,264

Total	5,638,127	5,368,088
Less: Valuation Allowance	(159,000)	(135,000)

Inventories, net	$5,479,127	$5,233,088

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2005	December 31, 2004
Land	$319,460	$319,460
Buildings and improvements	969,092	965,849
Tooling	814,559	746,017
Office furniture and equipment	258,517	247,079
Warehouse equipment	115,045	112,393
Vehicles	82,708	82,708
Construction in progress	371,395	306,678

Total	2,930,776	2,780,184
Less: Accumulated depreciation	(826,068)	(748,477)

Net	$2,104,708	$2,031,707

Depreciation expense of $83,368 and $57,000 was recorded for the quarters ended March 31, 2005 and 2004, respectively.

NOTE 5 — LINE OF CREDIT, BANK

The Company has a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $1,500,000 which expires June 30, 2005. Interest was payable monthly at prime, which was at 5.75% at March 31, 2005, plus 1% with a minimum interest rate of 5%. The line of credit was collateralized by accounts receivable, inventories, property and equipment. The agreement requires the following affirmative covenants, minimum net worth of $6,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0. The Company was in compliance with all covenants at quarter end. The balance outstanding on the line of credit was $0, and $240,000 at March 31, 2005 and December 31, 2004, respectively.

NOTE 6 — LONG-TERM DEBT

Long-term debt consisted of the following at:

	March 31, 2005	December 31, 2004
Note Payable – First National Bank of
Deerwood – monthly installments of $4,126
including interest at a variable rate of .75% over
the index rate (6.5%, and 6.0% at
March 31, 2005 and December 31, 2004,
respectively), with a final payment due June 10,
2009, secured by a mortgage on the Company’s
land and building located in Brainerd, MN.	$418,900	$424,768

Note Payable – GMAC – monthly installments
of $1,378 through April 2008. The note is non-
interest bearing, and is secured by two vehicles	51,004	56,517

Totals	469,904	481,285
Less: Current portion	(38,447)	(42,619)

Net Long-term Debt	$431,457	$438,666

NOTE 7 — INCOME TAXES

The provision for income taxes consists of the following components for the quarters ended March 31:

	2005	2004
Current	$(37,000)	$78,000
Deferred	0	0

Total Provision for Income Taxes	$(37,000)	$78,000

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax (loss)income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31 to the Company’s effective rate is as follows:

	2005	2004
Federal statutory rate	(34.0)%	34.0%
State tax, net of federal benefit	(2.8)	2.8
Permanent differences and other	1.0	(0.1)
Research and development credit	(0.6)	(0.6)

Effective Tax Rate	(36.4)%	36.1%

The net deferred tax assets and liabilities included in the financial statements include the following amounts at March 31, 2005 and December 31, 2004:

	2005	2004
Current Amounts

Deferred tax assets	$48,600	$48,600

Net Current Deferred Tax Assets	$48,600	$48,600

Non-current Amounts

Deferred Tax Assets	$850,000	$850,000
Deferred Tax Liabilities, net	(60,900)	(60,900)

Net Non-current Deferred Tax Asset	$789,100	$789,100

NOTE 8 — SEGMENT REPORTING

The Company has three product lines, Vaddio video equipment used for video conferencing and presentations, photographic cameras and lighting equipment and the Nature Vision, Inc. products. The following summarizes the Company’s segments:

	3-31-05	12-31-04
Assets
Nature Vision, Inc.	$5,128,649	$5,666,577
Vaddio	1,912,420	1,516,347
Photographic	4,767,356	4,622,745

Total	$11,808,425	$11,805,669

	3-31-05	3-31-04
Property & Equipment Additions
Nature Vision, Inc.	$136,452	$90,976
Vaddio	—	—
Photographic	19,917	—

Total	$156,369	$90,976

	3-31-05	3-31-04
Sales
Nature Vision, Inc.	$2,904,025	$2,585,786
Vaddio	1,087,483	—
Photographic	1,462,857	—

Total	$5,454,365	$2,585,786

	3-31-05	3-31-04
Gross Profit
Nature Vision, Inc.	$765,621	$768,364
Vaddio	240,969	—
Photographic	366,098	—

Total	$1,372,688	$768,364

	3-31-05	3-31-04
Depreciation and Amortization
Nature Vision, Inc.	$64,950	$58,020
Vaddio	6,943	—
Photographic	28,641	—

Total	$100,534	$58,020

NOTE 9 — CONTRACT PAYABLE – VADDIO

Photo Control Corporation entered into employment agreements with 3 employees in connection with the acquisition of the Vaddio assets. The agreements, which expires on December 31, 2006, provides for an annual base salary and bonus payments under each employment agreement, equal to 3.4% of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1,600,000 and $2,000,000 in 2005 and 2006, respectively. If the Company terminates the employment agreement with the employee without cause prior to December 31, 2006, or if the employee terminates his employment prior to December 31, 2006 under certain conditions (including a sale of all or substantially all of the assets comprising the Vaddio division or the discontinuation of the Vaddio division), then the employee is entitled to the bonus payment as defined in the agreement at the time of the termination of his employment. The employee has agreed, during his employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period. Since the bonus payment is not contingent on the continued employment of the employee and the amount due can be estimated and is likely to be paid, the amount of $900,000 (the estimated bonus payment due) was accrued at the date of the reverse merger. The amount accrued was the fair value of the liability at the date of the reverse merger. The contract payments of $187,149, have been paid in February 2005. Future bonuses are estimated to be $306,000 and $406,851, in 2005 and 2006 respectively.

NOTE 10 — DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs are recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $824,430 and $841,478 at March 31, 2005 and December 31, 2004, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Foreign Inventory

Included in the consolidated balance sheets are international inventories of $310,458 and $273,647 at March 31, 2005 and December 31, 2004, respectively. Foreign inventories are goods held in Asia and used in the production of Nature Vision division products.

NOTE 12 — CONCENTRATIONS

Major Customers

During the quarters ended March 31, 2005 and 2004, sales to a customer amounted to approximately 14% and 25% of net sales, respectively. At March 31, 2005 and December 31, 2004, approximately 10% and 14% of total accounts receivable was due from that customer.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Statements included or incorporated by reference in this Annual Report of Form 10-QSB which are not historical in nature are identified as “forward looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, environment, and other risks indicated in filings with the Securities and Exchange Commission.

COMPANY HISTORY

Nature Vision, Inc., was initially founded in 1998. Pursuant to a merger agreement and plan of reorganization by and among the Company, PC Acquisition, Inc. and Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.), PC Acquisition, Inc., (a wholly-owned subsidiary of Photo Control Corporation), merged with and into Nature Vision Operating, Inc. As part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company, and Photo Control Corporation changed its name to Nature Vision, Inc. The shares of the combined company trade on the NASDAQ SmallCap Market under the symbol, “NRVN”.

Because of the merger has been accounted for as a reverse merger, the consolidated financial statements include the operations of Nature Vision Operating Inc. for the entirety of the periods presented, whereas, Photo Control Corporation’s operations have been included as of August 31, 2004, the date of the consumption of the merger. Please see the reverse merger footnote, (footnote 2), for the pro forma financial information for the consolidated statements of operations as if the merger occurred on January 1, 2004.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

As of March 31, 2005, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

RESULTS OF OPERATIONS

Sales for the quarter ended March 31, 2005 increased by 110.9% to $5,454,365 from same three month period in 2004, an increase of $2,868,579. A major portion of this increase was due to the reverse merger with Photo Control effective August 31, 2004. Sales for the Nature Vision division for the quarter ended March 31, 2005 were $2,904,025, 53.2% of the total and an increase of $318,239, or 12.3%, over the same period in the prior year. Sales for Photo Control division for the quarter ended March 31, 2005 totaled $2,550,340, 46.8% of the total and an increase of $924,171, or 56.8% over the same period in the prior year, (which is reflected in the pro forma financial statements, see Note 2). Of the Photo Control division sales, the Vaddio product line contributed 42.6%, or $1,087,483 and the Photographic product line contributed the remaining 57.3%, or $1,463,297. Vaddio sales for the quarter ended March 31, 2005 increased $716,000, or 193%, over the same period in the prior year, (which is reflected in the pro forma financial statements, see Note 2). A portion of this increase is due to the purchase of the Vaddio product line in January, 2004. The Photographic product line increased $208,000, or 17%, over the same period in the prior year, (which is reflected in the pro forma financial statements, see Note 2). As of March 31, 2005, the Company had a total sales backlog of $2,134,000. The Nature Vision division provided $980,000 or 46% of this backlog while the Photo Control division provided the remaining $1,154,000 or 54%.

Gross profit margin for quarter ended March 31, 2005 decreased to 25.2% from 29.7% for the same period in 2004. Nature Vision division gross profit margins in the first quarter of 2005 were 26.4% decreasing from 29.7%. The Nature Vision division decrease is primarily due to the increased air freight costs to fulfill sales backlog. Management has a plan in place to return these margins to near prior year levels. Photo Control division margins for the period reported were 23.8%, increasing from 7.1% for the same period from the prior year, (which is reflected in the pro forma financial statements, see Note 2). The Vaddio product line produced 22.2% gross profit margins and the Photographic product line produced 25.0%. Management has set specific goals for the Photo Control division to continue to increase gross profit margins by concentrating on increased efficiencies and outsourcing opportunities. Management feels that the gross profit margins will improve in future quarters with the increased efficiencies, continued efforts to outsource and the sale of the new higher margin product series.

Selling, general and administrative expenses for quarter ended March 31, 2005 as percentage of net sales increased to 27.0% from 21.2% for the same period in 2004. Nature Vision division selling, general and administrative expenses increased to 21.8% from 21.2% in 2004. Photo Control division selling, general and administrative expenses for the period were 32.9%, decreasing from 47.7% for the same period in the prior year, (which is reflected in the pro forma financial statements, see Note 2). Management believes these expenses as a percent of net sales will begin to reduce in future quarters.

An income tax benefit of $37,000 was recorded for the potential return of taxes paid in a prior period. Management believes that Photo Control’s losses, both current and prior, will be recoverable. A deferred tax asset of $850,000 was available as of both March 31, 2005 and December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $19,468 to $61,040 at March 31, 2005 from $41,572 at December 31, 2004. The increase is a combination of factors including an increase of $365,000 from operations, a decrease from capital expenditures of $156,000 and a decrease of $189,000 from financing activities.

Nature Vision has a secured line of credit for $1,500,000 at prime plus 1%. The prime rate at March 31, 2005 was 5.75%. At March 31, 2005 there was no borrowing against the line of credit. The line expires on June 30, 2005. Management believes it can renegotiate a new line of credit at that time. Management believes short-term liquidity needs of the Company provided through working capital and the line of credit, will be sufficient to finance operations for a period of at least the next 12 months.

It is management’s belief that long-term liquidity needs for the foreseeable future will be provided by working capital, continued improvement of margins in the Photo Control division, and the expectation that a line of credit can be obtained.

At this time, management does not believe that there any uncertainties regarding the reverse merger that would materially impact our future liquidity needs.

The Company believes that the effect of inflation has not been material during the quarter ended March 31, 2005.

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

The intangible assets consist of the patent for the Bookendz docking station and identifiable intangible assets related to the Company’s Vaddio product line acquisition. The patent is being amortized over a six-year period and the identifiable intangible assets are being amortized over a three to five year life. If significant changes would occur to the estimated future cash flow of the product sales under the patent right, or from the Vaddio product line, a write down would be determined based on the reduction of such cash flows.

Item 3:   Controls and Procedures

(a)    As of March 31, 2005 an evaluation was performed by the registrant’s Chief Executive Officer and President, and Chief Financial Officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the Chief Executive Officer and President, and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)    Changes in internal controls.   There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1.    Legal Proceedings.   Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.   Not applicable.

Item 3.    Defaults Upon Senior Securities.   Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.   Not applicable.

Item 5.    Other Information.   Not applicable.

Item 6.    Exhibits

Listing of Exhibits:

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURE VISION

Date: May 19, 2005	By:	/s/ Jeffrey P. Zernov

Its: Chief Executive Officer and President

Date: May 19, 2005	By:	/s/ Michael R. Day

Its: Chief Financial Officer