Form 10QSB
period 2005-06-30
NATURE VISION, INC.
filed 2005-08-15
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-7475

__________________________________

NATURE VISION, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-0831186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

213 NW 4th Street
Brainerd, MN 56401
(Address of principal executive offices, including zip code)

(218) 825-0733
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

The number of shares of registrant’s common stock, par value $0.16 per share, outstanding as of August 12, 2005, was 2,178,559.

Transitional Small Business Disclosure Format (check one):
Yes ☐     No ☒

NATURE VISION, INC.

i

INDEX

Part I

Item 1:    Financial Information

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004

	Unaudited June 30, 2005	Audited December 31, 2004
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$—	$41,572
Accounts Receivable, net	2,248,581	2,721,697
Inventories, net	6,462,591	5,233,089
Prepaid Expenses	203,042	346,591
Income Taxes Receivable, net	148,800	89,800
Deferred Income Taxes	48,600	48,600

Total Current Assets	9,111,614	8,481,349

PROPERTY AND EQUIPMENT, NET	1,729,753	2,031,707

NON-CURRENT ASSETS
Building Held for Sale, Net	492,898	0
Cash Value Life Insurance	135,447	126,540
Deferred Income Taxes	850,000	850,000
Intangibles – net	281,741	316,073

Total Non-Current Assets	1,760,086	1,292,613

TOTAL ASSETS	$12,601,453	$11,805,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$140,488	$90,127
Current Portion Contract Payable Vaddio	306,000	187,149
Current Portion of Long-Term Debt	39,510	42,619
Current Portion of Deferred Retirement Benefits	73,527	73,854
Line of Credit, Bank	1,380,000	240,000
Account Payable	1,087,977	1,109,704
Accrued Payroll and Payroll Taxes	243,540	228,781
Accrued Expenses	358,260	447,978

Total Current Liabilities	3,629,302	2,420,212

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	420,810	438,666
Deferred Retirement Benefits	715,504	767,624
Contract Payable Vaddio, Net of Current Portion	406,851	712,851
Deferred Income Taxes	60,900	60,900

Total Non-Current Liabilities	1,604,065	1,980,041

Total Liabilities	5,233,367	4,400,253

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share
25,000,000 Shares Authorized
Common Shares Issued and Outstanding at
June 30, 2005 and December 31, 2004 2,178,559	348,569	348,569
Additional Paid-In Capital	6,436,460	6,436,460
Retained Earnings	583,057	620,387

Total Stockholders’ Equity	7,368,086	7,405,416

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,601,453	$11,805,669

See accompanying notes to consolidated financial statements.

INDEX

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
SALES, NET	$5,032,323	$1,188,719	$10,486,688	$3,774,505

COST OF GOOD SOLD	3,602,920	1,052,832	7,684,597	2,870,254

GROSS PROFIT	1,429,403	135,887	2,802,091	904,251

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,369,247	459,263	2,840,829	1,007,888

(LOSS)INCOME FROM OPERATIONS	60,156	(323,376)	(38,738)	(103,637)

OTHER INCOME(EXPENSE)
Interest Expense	(19,986)	(6,271)	(27,500)	(12,001)
Interest Income	0	448	517	1,244
Other Income (Expense)	6,179	(767)	10,391	598

Net Other Expenses	(13,807)	(6,590)	(16,592)	(10,159)

(LOSS)INCOME BEFORE TAXES	46,349	(329,966)	(55,330)	(113,796)

PROVISION FOR INCOME TAX (REFUND)EXPENSE	19,000	(121,200)	(18,000)	(43,200)

NET (LOSS)INCOME	$27,349	$(208,766)	$(37,330)	$(70,596)

(Loss)Earnings per Common Share
Basic	$0.01	$(0.23)	$(0.02)	$(0.08)
Diluted	$0.01	$(0.23)	$(0.02)	$(0.08)

Weighted Average Common Shares
Basic	2,178,559	894,301	2,178,559	894,301
Diluted	2,254,063	894,301	2,178,559	894,301

See accompanying notes to consolidated financial statements.

INDEX

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For Six Months Ended June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)Income	$(37,330)	$(70,596)
Adjustments to reconcile net (loss)income to net cash flows from operating activities
Depreciation and Amortization	191,500	116,040
Change in Deferred Retirement Benefits	(52,447)	0
Changes in Operating Assets and Liabilities
Accounts Receivable, net	473,116	995,857
Income Taxes Receivable, net	(59,000)	0
Inventories, net	(1,229,502)	(78,530)
Prepaid Expenses	143,549	0
Accounts Payable	(21,727)	(717,746)
Other Non-current Assets	(8,907)	(88,696)
Income Taxes Payable	0	0
Accrued Payroll and Payroll Taxes	14,759	(360,882)
Accrued Expenses	(89,718)	0

Net Cash Flows from Operating Activities	(675,707)	(204,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(348,112)	(194,879)

Net Cash Flows from Investing Activities	(348,112)	(194,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks issued in excess of Cash in Bank	50,361	180,175
Net Advances (Payments) from Line of Credit, Bank	1,140,000	150,000
Principal Payments on Long-term Debt	(20,965)	(22,253)
Payments on Contract Payable	(187,149)	0

Net Cash Flows from Financing Activities	982,247	307,922

Net Change in Cash and Cash Equivalents	(41,572)	(91,510)

CASH AND CASH EQUIVALENTS – January 1, 2005 and 2004	41,572	91,510

CASH AND CASH EQUIVALENTS – June 30, 2005 and 2004	$—	$—

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$30,631	$11,521
Cash paid for Income Taxes	$41,000	$180,800

See accompanying notes to consolidated financial statements.

INDEX

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

On August 31, 2004, the Company changed its name from Photo Control Corporation to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating, Inc. (f/k/a Nature Vision, Inc.), a Minnesota corporation that was incorporated in 1998. As part of the merger transaction, Nature Vision Operating, Inc. became a wholly-owned subsidiary of the Company. The merger transaction has been accounted for as a reverse merger.

The Company is organized into two divisions - Nature Vision and Photo Control (“Photo”). The Nature Vision division designs and markets video viewing systems for the sport fishing market and other video based consumer and industrial products. The Photo division designs, manufactures and markets professional cameras, electronic flash equipment, lens shades and related photographic accessories and sells products used in the video conferencing and presentation industry. Nature Vision, Inc. grants unsecured credit to its customers which are primarily dealers and consumers located throughout the United States and Canada. Nature Vision, Inc. contracts with outside organizations for the manufacture and sale of its products. The geographic market in which Photo competes consists of the entire United States and, to a lesser extent, some foreign countries and also grants unsecured credit to its customers.

INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at June 30, 2005 and the consolidated statements of operations and cash flows for the six months and three months ended June 30, 2005 and 2004 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the six months and three months ended June 30, 2005 and 2004. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board, (FASB), issued a Statement of Financial Accounting Standard, (SFAS), No. 154, “Accounting Changes and Error Corrections”’ a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable are in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $55,000 at June 30, 2005 and $43,000 at December 31, 2004.

INDEX

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

BUILDING HELD FOR SALE

On June 30, 2005, management signed an agreement to sell the building located in Brainerd, Minnesota. The building includes our current assembly and distribution facility and our corporate headquarters. Accordingly, we have reflected the carrying value of the building as held for sale as of June 30, 2005. As a result, we will discontinue recording depreciation on the building effective July 1, 2005 and management believes that the current market value of the building is in excess of its carrying value.

INTANGIBLE ASSETS

Intangible assets consisted primarily of patents, and indefinable intangible assets, (distribution network, intellectual property and employment contract for the Vaddio product line), and are being amortized using the straight-line method over their estimated useful lives ranging from three to six years. Amortization expense was $34,332 and $2,040 for the six months ended June 30, 2005 and 2004, respectively and $17,166 and $1,020 for the three months ended June 30, 2005 and 2004, respectively. Accumulated amortization related to these assets was $72,318 at June 30, 2005 and $37,986 at December 31, 2004. Estimated amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $70,350, $68,258, $66,503, $45,664 and $39,180, respectively.

INDEX

Schedule of Intangible Assets

	Gross Amount	Accumulated Amortization	Net Value at June 30, 2005
Trademarks	$5,490	$5,232	$258
Patents	$26,830	$14,366	$12,464
Vaddio – Employment Contract	$23,328	$6,160	$17,168
Vaddio – Distribution Network	$32,715	$8,639	$24,076
Vaddio – Intellectual Property	$40,114	$6,581	$33,533
Bookendz Patent Rights	$225,582	$31,340	$194,242

Totals	$354,059	$72,318	$281,741

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2004
Trademarks	$5,490	$4,992	$498
Patents	$26,830	$11,906	$14,924
Vaddio – Employment Contract	$23,328	$2,336	$20,992
Vaddio – Distribution Network	$32,715	$3,276	$29,439
Vaddio – Intellectual Property	$40,114	$2,412	$37,702
Bookendz Patent Rights	$225,582	$13,064	$212,518

Totals	$354,059	$37,986	$316,073

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

ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management’s estimates. Nature Vision, Inc. provides a standard one-year warranty program for its products. Photo warrants its products for one or two years. The allowance reserve for sales returns and warranty cost was $200,000 and $200,000 at June 30, 2005 and December 31, 2004, respectively. The following table provides the expense recorded and charges against the reserve for the six months ended June 30, 2005 and 2004.

INDEX

	June 30
	2005	2004
Accrued balance – beginning	$200,000	$80,000
Provision	95,575	49,365
Expense	(95,575)	(49,365)

Accrued balance – ending	$200,000	$80,000

PREPAID EXPENSES

Included in prepaid expenses is purchased advertising time on television programs, advertising space in outdoor publications and catalogs for Nature Vision, Inc. products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Advertising costs for Photo are expensed as incurred. Prepaid advertising expenses were $143,961 and $155,701 for June 30, 2005 and December 31, 2004, respectively. Advertising expensed was $543,268 and $286,417 for the six months ended June 30, 2005 and 2004, respectively and $210,570 and $125,527 for the three months ended June 30, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense was $82,744 and $26,782 for six months ended June 30, 2005 and 2004, respectively and $45,804 and $16,805 for the three months ended June 30, 2005 and 2004.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Pursuant to APB No. 25 and related interpretations, no compensation cost was recognized in the statements of operations for the years ended December 31, 2004 and 2003 as the fair value of the Company’s stock approximated the option price. Stock options issued to non-employees, (which no options were issued to non-employees), are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force, (EITF), 96-18. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income(loss) would have changed as follows for the periods presented.

INDEX

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss)income:
As reported	$27,349	$(208,766)	$(37,330)	$(70,596)
Pro forma	$27,349	$(310,869)	$(37,330)	$(735,484)
Basic net (loss)income per common share:
As reported	$.01	$(.23)	$(.02)	$(.08)
Pro forma	$.01	$(.18)	$(.02)	$(.42)
Diluted net (loss)income per common share:
As reported	$.01	$(.23)	$(.02)	$(.08)
Pro forma	$.01	$(.18)	$(.02)	$(.42)
Stock based compensation:
As reported	$0	$0	$0	$0
Pro forma	$0	$0	$0	$0

In determining the compensation cost of options granted during the three and six months ended June 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. There were no options issued that vested or were granted during the three or six months ended June 30, 2005 and 2004.

NET (LOSS)INCOME PER COMMON SHARE

Net (loss)income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net (loss)income per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net (loss)income per share. There were dilutive common stock equivalents, options and warrants, of 75,504, and 153,819 for the six months and three months ended June 30, 2005 and year ended December 31, 2004, respectively. Anti-dilutive options were 149,250 and 76,500 at June 30, 2005 and December 31, 2004, respectively.

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

INDEX

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

NOTE 2 – REVERSE MERGER

Effective August 31, 2004, Photo Control Corporation completed its merger pursuant to an Agreement and Plan of Merger dated April 15, 2004 by and among Photo Control Corporation, Nature Vision, Inc. and PC Acquisition, a wholly owned subsidiary of Photo Control Corporation. The consolidated statements of operations include the results of Nature Vision, Inc. for each of the three and six months ended June 30, 2005 and 2004, respectively. The following pro forma consolidated statements of operations assume the merger was effective January 1, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales
As reported	$5,032,323	$1,188,719	$10,486,688	$3,774,505
Add: Photo Control Corporation		$2,340,658		$3,966,827
Pro forma adjustments
Pro forma	$5,032,323	$3,529,377	$10,486,688	$7,741,332
Net income (loss)
As reported	$27,349	$(208,766)	$(37,330)	$(70,596)
Add: Photo Control Corporation		$(200,425)		$(861,532)
Pro forma adjustments		$98,322		$196,644
Pro forma	$27,349	$(310,869)	$(37,330)	$(735,484)
Basic net income(loss) per common share:
As reported	$.01	$(.23)	$(.02)	$(.08)
Pro forma	$.01	$(.18)	$(.02)	$(.42)
Diluted net income(loss) per common share:
As reported	$.01	$(.23)	$(.02)	$(.08)
Pro forma	$.01	$(.18)	$(.02)	$(.42)

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	June 30, 2005	December 31, 2004
Raw Materials	$3,798,595	$2,429,530
Work in Progress	377,823	141,294
Finished Goods	2,466,173	2,797,265

Total	6,642,591	5,368,089
Less: Valuation Allowance	(180,000)	(135,000)

Inventories, net	$6,462,591	$5,233,089

INDEX

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2005	December 31, 2004
Land	$319,460	$319,460
Buildings and improvements	412,511	965,849
Tooling	836,341	746,017
Office furniture and equipment	258,517	247,079
Warehouse equipment	139,423	112,393
Vehicles	82,708	82,708
Construction in progress	522,755	306,678

Total	2,571,715	2,780,184
Less: Accumulated depreciation	(841,962)	(748,477)

Net	$1,729,753	$2,031,707

Depreciation expense of $157,168 and $114,000 was recorded for the six months ended June 30, 2005 and 2004, respectively and $73,800 and $57,000 for the three months ended June 30, 2005 and 2004.

NOTE 5 – LINE OF CREDIT, BANK

The Company had a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $1,500,000 which expired June 30, 2005. Interest was payable monthly at prime, which was at 6.25% at June 30, 2005, plus 1.0% with a minimum interest rate of 5%. The line of credit was collateralized by accounts receivable, inventories, property and equipment. The agreement required the following affirmative covenants, minimum net worth of $6,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0. The Company was in compliance with all covenants at quarter end. The Company has renegotiated a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $4,000,000 which expires July 1, 2006. Interest will be payable monthly at prime plus .75% with a minimum interest rate of 5%. The line of credit is collateralized by accounts receivable, inventories, property and equipment. The agreement requires the following affirmative covenants, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0. The balance outstanding on the line of credit was $1,380,000, and $240,000 at June 30, 2005 and December 31, 2004, respectively.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following at:

	June 30, 2005	December 31, 2004
Note Payable – First National Bank of
Deerwood – monthly installments of $4,126
including interest at a variable rate of .75% over
the index rate (7.0%, and 6.0% at
June 30, 2005 and December 31, 2004,
respectively), with a final payment due June 10,
2009, secured by a mortgage on the Company’s
land and building located in Brainerd, MN	$413,452	$424,768

Note Payable – GMAC – monthly installments
of $1,378 through April 2008. The note is non-
interest bearing, and is secured by two vehicles	46,868	56,517

Totals	460,320	481,285
Less: Current portion	(39,510)	(42,619)

Net Long-term Debt	$420,810	$438,666

INDEX

NOTE 7 – INCOME TAXES

The provision for income taxes consists of the following components for the six months ended June 30:

	2005	2004
Current	$(18,000)	$(43,200)
Deferred	0	0

Total Provision for Income Taxes	$(18,000)	$(43,200)

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax (loss)income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the six months ended June 30 to the Company’s effective rate is as follows:

	2005	2004
Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(2.8)	(2.8)
Permanent differences and other including surtax exemption	4.9	(0.6)
Research and development credit	(0.6)	(0.6)

Effective Tax Rate	(32.5)%	(38.0)%

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax (loss)income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended June 30 to the Company’s effective rate is as follows:

	2005	2004
Federal statutory rate	34.0%	(34.0)%
State tax, net of federal benefit	2.8	(2.8)
Permanent differences and other including surtax exemption	4.8	0.7
Research and development credit	(0.6)	(0.6)

Effective Tax Rate	41.0%	(36.7)%

The net deferred tax assets and liabilities included in the financial statements include the following amounts at June 30, 2005 and December 31, 2004:

	2005	2004
Current Amounts

Deferred tax assets	$48,600	$48,600

Net Current Deferred Tax Assets	$48,600	$48,600

Non-current Amounts

Deferred Tax Assets	$850,000	$850,000

Deferred Tax Liabilities, net	(60,900)	(60,900)

Net Non-current Deferred Tax Asset(Liability)	$789,100	$789,100

INDEX

NOTE 8 – SEGMENT REPORTING

The Company has three product lines, Nature Vision products, Vaddio video equipment used for video conferencing and presentations, and photographic cameras and lighting equipment. The following summarizes the Company’s segments:

	6-30-05	12-31-04
Assets
Nature Vision, Inc.	$4,760,218	$5,666,577
Vaddio	2,743,120	1,516,347
Photographic	5,098,115	4,622,745

Total	$12,601,453	$11,805,669

	6-30-05	6-30-04
Property & Equipment Additions
Nature Vision, Inc.	$299,606	$194,879
Vaddio	—	—
Photographic	48,506	—

Total	$348,112	$194,879

	Six Months Ended
	6-30-05	6-30-04
Sales
Nature Vision, Inc.	$4,535,215	$3,774,505
Vaddio	2,432,145	—
Photographic	3,519,328	—

Total	$10,486,688	$3,774,505

Gross Profit
Nature Vision, Inc.	$1,177,576	$904,251
Vaddio	595,068	—
Photographic	1,029,447	—

Total	$2,802,091	$904,251

Depreciation and Amortization
Nature Vision, Inc.	$129,898	$116,040
Vaddio	12,828	—
Photographic	48,774	—

Total	$191,500	$116,040

	Three Months Ended
	6-30-05	6-30-04
Sales
Nature Vision, Inc.	$1,631,190	$1,188,719
Vaddio	1,344,662	—
Photographic	2,056,471	—

Total	$5,032,323	$1,188,719

Gross Profit
Nature Vision, Inc.	$411,955	$135,887
Vaddio	354,099	—
Photographic	663,349	—

Total	$1,429,403	$135,887

Depreciation and Amortization
Nature Vision, Inc.	$64,948	$58,020
Vaddio	5,885	—
Photographic	20,133	—

Total	$90,966	$58,020

INDEX

NOTE 9 – CONTRACT PAYABLE – VADDIO

Photo Control Corporation entered into employment agreements with 3 employees in connection with the acquisition of the Vaddio assets. The agreements, which expire on December 31, 2006, provides for an annual base salary and bonus payments under each employment agreement, equal to 3.4% of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1,600,000 and $2,000,000 in 2005 and 2006, respectively. If the Company terminates the employment agreement with the employee without cause prior to December 31, 2006, or if the employee terminates his employment prior to December 31, 2006 under certain conditions (including a sale of all or substantially all of the assets comprising the Vaddio division or the discontinuation of the Vaddio division), then the employee is entitled to the bonus payment as defined in the agreement at the time of the termination of his employment. The employee has agreed, during his employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period. Since the bonus payment is not contingent on the continued employment of the employee and the amount due can be estimated and is likely to be paid, the amount of $900,000 (the estimated bonus payment due) was accrued at the date of the reverse merger. The amount accrued was the fair value of the liability at the date of the reverse merger. The contract payments of $187,149, have been paid in February 2005. Future bonuses are estimated to be $306,000 and $406,851, in 2005 and 2006 respectively.

NOTE 10 – DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs are recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $789,031 and $841,478 at June 30, 2005 and December 31, 2004, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Foreign Inventory

Included in the consolidated balance sheets are international inventories of $465,431 and $273,647 at June 30, 2005 and December 31, 2004, respectively. Foreign inventories are goods held in Asia and used in the production of Nature Vision division products.

Employment Agreement

The Company has entered into an employment with the President and Chief Executive Officer. Upon termination of employment the agreement provides for a non-compete period of 5 years. In exchange for the non-compete, the Company is obligated to pay the employee at his base rate for a period of up to 2 years.

NOTE 12 – CONCENTRATIONS

Major Customers

During the quarters ended June 30, 2005 and 2004, there were no customers that accounted for greater than 10% of total net sales. For the six months ended June 30, 2005 and 2004, sales to a customer amounted to approximately 11% and 16% of net sales, respectively. At June 30, 2005 and December 31, 2004, approximately 4% and 14% of total accounts receivable was due from that customer.

INDEX

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Statements included or incorporated by reference in this Quarterly Report of Form 10-QSB which are not historical in nature are identified as “forward looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, environment, and other risks indicated in filings with the Securities and Exchange Commission.

Company History

Nature Vision, Inc., (f/k/a Photo Control Corporation)(the “Company”) was incorporated as a Minnesota corporation in 1959. On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating, Inc. (f/k/a Nature Vision, Inc.), a Minnesota corporation that was incorporated in 1998. As part of the merger, Nature Vision Operating, Inc. became a wholly-owned subsidiary of the Company. The Company is organized into two divisions - Nature Vision and Photo Control. The shares of the combined company trade on the Nasdaq SmallCap Market under the symbol, “NRVN.”

Because the merger has been accounted for as a reverse merger, the consolidated financial statements include the operations of Nature Vision Operating Inc. for all periods presented, whereas, Photo Control Corporation’s operations have been included as of August 31, 2004, the date of the consumption of the merger. Please see the reverse merger footnote, (footnote 2), for the pro forma financial information for the consolidated statements of operations as if the merger occurred on January 1, 2004.

Off Balance Sheet Financing Arrangements

As of June 30, 2005, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Results Of Operations

Sales for the quarter ended June 30, 2005 increased by 323.3% to $5,032,323 from same three month period in 2004, an increase of $3,843,604. Sales for the six months ended June 30, 2005 increased by 177.8% to $10,486,688 from same six month period in 2004, an increase of $6,712,183. A major portion of this increase reflected in the consolidated statements of operations was due to the reverse merger effective August 31, 2004. Sales on a pro forma basis for the six months ended June 30, 2005 increased by 35.5% to $10,486,688 from $7,741,332 for the same six month period in 2004, an increase of $2,745,356. Sales for the Nature Vision division for the quarter ended June 30, 2005 were $1,631,190, 32.4% of the total and an increase of $442,471, or 37.2%, over the same period in the prior year. Sales for the Nature Vision division for the six months ended June 30, 2005 were $4,535,215, 43.2% of the total and an increase of $760,710, or 20.2%, over the same period in the prior year. Sales for Photo Control division for the quarter ended June 30, 2005 totaled $3,401,133, 67.6% of the total and an increase of $1,060,475, or 45.3% over the same period in the prior year based on the pro forma results of operations. Of the Photo Control division sales for the quarter ended June 30, 2005, the Vaddio product line contributed 39.5%, or $1,344,662 and the Photographic product line contributed the remaining 60.5%, or $2,056,471. Vaddio sales for the quarter ended June 30, 2005 increased $710,000, or 112%, over the same period in the

INDEX

prior year based on the pro forma results of operations. The Photographic product line increased $350,000, or 21%, over the same period in the prior year. Sales for Photo Control division for the six months ended June 30, 2005 totaled $5,951,473, 56.8% of the total and an increase of $1,984,646, or 50.0% over the same period in the prior year, based on the pro forma results of operations. Of the Photo Control division sales for the six months ended June 30, 2005, the Vaddio product line contributed 40.9%, or $2,432,145 and the Photographic product line contributed the remaining 59.1%, or $3,519,328. Vaddio sales for the six months ended June 30, 2005 increased $1,426,000, or 142%, over the same period in the prior year, based on the pro forma results of operations. The Photographic product line increased $558,000, or 19%, over the same period in the prior year. As of June 30, 2005, the Company had a total sales backlog of $2,807,000. The Nature Vision division provided $2,035,000 or 72% of this backlog while the Photo Control division provided the remaining $772,000 or 28%.

Gross profit margin for quarter ended June 30, 2005 increased to 28.4% from 11.4% for the same period in 2004. Gross profit margin for the six months ended June 30, 2005 increased to 26.7% from 24.0% for the same period in 2004. Nature Vision division gross profit margins in the quarter ended June 30, 2005 were 25.3% increasing from 11.4%. Nature Vision division gross profit margins for the six months ended June 30, 2005 were 26.0% increasing from 24.0%. Photo Control division margins for the quarter ended June 30, 2005 were 29.9%, increasing from 22.7% for the same period from the prior year. Photo Control division margins for the six months ended June 30, 2005 were 27.3%, increasing from 16.3% for the same period from the prior year. For the quarter ended June 30, 2005, the Vaddio product line produced 26.3% gross profit margins an increase from the quarter ended March 31, 2005 at 22.2%, bringing the six months ended June 30, 2005 to 24.5%. The Photographic product line produced 32.3% for the quarter ended June 30, 2005, an increase from the quarter ended March 31, 2005 at 25.0%, bringing the six months ended June 30, 2005 to 29.3%. The Photo Control division is increasing gross profit margins by concentrating on increased efficiencies and outsourcing opportunities. Management feels that the gross profit margins will improve in future quarters with the increased efficiencies, continued efforts to outsource and the sale of the new higher margin product series.

Selling, general and administrative expenses for quarter ended June 30, 2005 as percentage of net sales decreased to 27.2% from 38.6% for the same period in 2004. For the six months ended June 30, 2005, the same expenses as a percentage of net sales increased to 27.1% from 26.7%. Nature Vision division selling, general and administrative expenses for the quarter ended June 30, 2005 decreased to 34.0% from 38.6% in 2004. For the six months ended June 30, 2005, the same expenses as a percentage of net sales decreased to 26.2% from 26.7%. Photo Control division selling, general and administrative expenses for the quarter ended June 30, 2005 were 23.9%, decreasing from 31.3% for the same period in the prior year. For the six months ended June 30, 2005, the same expenses as a percentage of net sales decreased to 27.8% from 38.0%. Management believes these expenses as a percent of net sales on a year to date basis will continue to reduce in future quarters.

An income tax expense of $19,000 was recorded for the potential of taxes to be paid in a prior period. The net income tax benefit for the six months ended June 30, 2005 was $18,000. Management believes that Photo Control’s losses, both current and prior, will be recoverable. A deferred tax asset of $850,000 was available as of both June 30, 2005 and December 31, 2004.

Liquidity and Capital Resources

Cash decreased to $0 at June 30, 2005 from $41,572 at December 31, 2004. The decrease is a combination of factors including a net decrease of approximately $676,000 from operations. This decrease was created primarily from the increase in inventory of $1,230,000 and a reduction in receivables of $473,000. Inventory was increased to accommodate the peak shipping seasons for both divisions. Capital expenditures were $348,000 for the six months ended June 30, 2005. These decreases were funded by an increase of $982,000 from financing activities, with the primary portion coming from advances against the line of credit totaling $1,140,000. Management anticipates continued advances against the renegotiated line of credit to fund inventory increases for anticipated sales growth in future quarters.

Nature Vision had a line of credit for $1,500,000, at prime plus 1%, which expired on June 30, 2005. The prime rate at June 30, 2005 was 6.25%. At June 30, 2005 there was balance outstanding of $1,380,000 against the expired line of credit. The balance outstanding was transferred to a new secured line of credit that Nature Vision has renegotiated for $4,000,000 at prime plus .75% which expires on July 1, 2006. Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next

INDEX

12 months. The Company has placed its Brainerd facility for sale while looking for a new facility in the Brainerd area to lease. The Company anticipates that the proceeds from the sale will pay off the current debt on the building and fund a portion of the new facility improvements. At this time, management believes that any debt required to relocate and improve the new facility will not be substantially different than the amount currently on the balance sheet. Management believes that it will be able to obtain long term financing for the new facility improvements.

It is management’s belief that long-term liquidity needs for the foreseeable future will be provided by working capital, continued improvement of margins in the Photo Control division, and the expectation that the current line of credit will be renewed.

At this time, management does not believe that there any uncertainties regarding the reverse merger that would materially impact our future liquidity needs.

The Company believes that the effect of inflation has not been material during the quarter ended June 30, 2005.

Item 3:    Controls and Procedures

(a)    As of June 30, 2005 an evaluation was performed by the registrant’s President and Chief Financial Officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

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

Item 1.    Legal Proceedings.   Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.   Not applicable.

Item 3.    Defaults Upon Senior Securities.   Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

        (a)        The registrant held its annual meeting of shareholders on June 3, 2005.

        (b)        Not applicable.

        (c)        Set forth below are the matters voted upon at the registrant’s annual meeting. All proposals were approved by the registrant’s shareholders.

        Proposal No. 1 – Election of two Class II directors to hold office for three-year terms or until their successors are elected or appointed:

        Common shares voting in favor of Scott S. Meyers: 1,741,680. Common shares voting to withhold authority: 1,141.

        Common shares voting in favor of Steve Shanesy: 1,741,680. Common shares voting to withhold authority: 1,141.

        Proposal No. 2 — Approval of an amendment to the 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 100,000 shares to 260,000 shares:

        Common shares voting in favor: 901,721. Common shares voting against: 56,198. Common shares abstaining: 221.

Item 5.    Other Information.   Not applicable.

Item 6.    Exhibits

Listing of Exhibits:

10.1	Amended and Restated 2004 Stock Incentive Plan
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURE VISION, INC.

Date: August 12, 2005	By:	/s/ Jeffrey P. Zernov
Its: Chief Executive Officer and President

Date: August 12, 2005	By:	/s/ Michael R. Day
Its: Chief Financial Officer