Form 10QSB
period 2005-09-30
NATURE VISION, INC.
filed 2005-11-14
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The number of shares of registrant’s common stock, par value $0.16 per share, outstanding as of November 11, 2005, was 2,178,877.

Transitional Small Business Disclosure Format (check one):
Yes ☐     No ☒

NATURE VISION, INC.

i

INDEX

Part I

Item 1:    Financial Information

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

	Unaudited September 30, 2005	Audited December 31, 2004
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$31,301	$41,572
Accounts Receivable, net	2,741,554	2,721,697
Inventories, net	7,486,646	5,006,852
Prepaid Expenses	160,163	346,591
Income Taxes Receivable, net	0	89,800
Inventories held for sale	162,316	226,237
Deferred Income Taxes	48,600	48,600

Total Current Assets	10,630,580	8,481,349

PROPERTY AND EQUIPMENT, NET	1,617,820	1,384,252

NON-CURRENT ASSETS
Building and Land Held for Sale, Net	644,099	647,455
Cash Value Life Insurance	134,356	126,540
Deferred Income Taxes	850,000	850,000
Intangibles held for sale - net (Patent)	184,841	212,518
Intangibles - net	79,734	103,555

Total Non-Current Assets	1,893,030	1,940,068

TOTAL ASSETS	$14,141,430	$11,805,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$52,616	$90,127
Current Portion Contract Payable Vaddio	391,785	187,149
Current Portion of Long-Term Debt	42,372	42,619
Current Portion of Deferred Retirement Benefits	72,364	73,854
Line of Credit, Bank	2,510,000	240,000
Account Payable	1,196,022	1,109,704
Accrued Payroll and Payroll Taxes	189,360	228,781
Accrued Expenses	358,128	447,978
Income Taxes Payable, net	183,154	0

Total Current Liabilities	4,995,801	2,420,212

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	409,000	438,666
Deferred Retirement Benefits	682,947	767,624
Contract Payable Vaddio, Net of Current Portion	321,066	712,851
Deferred Income Taxes	60,900	60,900

Total Non-Current Liabilities	1,473,913	1,980,041

Total Liabilities	6,469,714	4,400,253

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share
25,000,000 Shares Authorized
Common Shares Issued and Outstanding at
September 30, 2005 and December 31, 2004 2,178,877	348,569	348,569
Additional Paid-In Capital	6,436,460	6,436,460
Retained Earnings	886,687	620,387

Total Stockholders’ Equity	7,671,716	7,405,416

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,141,430	$11,805,669

See accompanying notes to consolidated financial statements.

INDEX

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
SALES, NET	$5,593,328	$2,352,487	$16,080,016	$6,012,178

COST OF GOOD SOLD	3,798,701	1,958,693	11,483,299	4,700,696

GROSS PROFIT	1,794,627	393,794	4,596,717	1,311,482

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,233,366	727,846	4,074,194	1,749,176

INCOME(LOSS) FROM OPERATIONS	561,261	(334,052)	522,523	(437,694)

OTHER INCOME(EXPENSE)
Interest Expense	(45,187)	(14,358)	(72,687)	(26,358)
Interest Income	2	106	519	1,351
Other Income (Expense)	5,554	5,395	15,945	5,993

Net Other Expenses	(39,631)	(8,857)	(56,223)	(19,014)

INCOME(LOSS) BEFORE TAXES	521,630	(342,909)	466,300	(456,708)

PROVISION FOR INCOME TAX (REFUND)EXPENSE	218,000	(147,600)	200,000	(147,600)

NET INCOME(LOSS)	$303,630	$(195,309)	$266,300	$(309,108)

Earnings(Loss) per Common Share
Basic	$0.14	$(0.15)	$0.12	$(0.30)
Diluted	$0.13	$(0.15)	$0.12	$(0.30)

Weighted Average Common Shares
Basic	2,178,877	1,289,601	2,178,877	1,026,068
Diluted	2,255,648	1,289,601	2,229,423	1,026,068

See accompanying notes to consolidated financial statements.

INDEX

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For Nine Months Ended September 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income(Loss)	$266,300	$(309,107)
Adjustments to reconcile net income(loss) to net cash flows from operating activities
Depreciation and Amortization	300,891	190,623
Change in Deferred Retirement Benefits	(86,167)	47
Changes in Operating Assets and Liabilities
Accounts Receivable, net	(19,857)	554,059
Income Taxes Receivable, net	89,800	0
Inventories, net	(2,415,873)	(1,196,262)
Prepaid Expenses	186,428	(251,049)
Accounts Payable	86,318	(114,208)
Other Non-current Assets	(7,816)	0
Income Taxes Payable	183,154	0
Accrued Payroll and Payroll Taxes	(39,421)	0
Accrued Expenses	(89,850)	(344,101)

Net Cash Flows from Operating Activities	(1,546,093)	(1,469,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(479,605)	(309,578)
Cash acquired in reverse merger	0	1,545,665

Net Cash Flows from Investing Activities	(479,605)	1,236,087

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks issued in excess of Cash in Bank	(37,511)	(33,167)
Net Advances (Payments) from Line of Credit, Bank	2,270,000	0
Principal Payments on Long-term Debt	(29,913)	0
Payments on Contract Payable	(187,149)	0
Proceeds from sale of stock	0	1,000,000

Net Cash Flows from Financing Activities	2,015,427	966,833

Net Change in Cash and Cash Equivalents	(10,271)	732,922

CASH AND CASH EQUIVALENTS – January 1, 2005 and 2004	41,572	91,510

CASH AND CASH EQUIVALENTS – September 30, 2005 and 2004	$31,301	$824,432

Supplemental Cash Flow Disclosures;
Cash paid for Interest	$60,593	$26,378
Cash paid for Income Taxes	$41,000	$180,800

See accompanying notes to consolidated financial statements.

INDEX

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

On August 31, 2004, the Company changed its name from Photo Control Corporation to Nature Vision, Inc. in connection with a reverse merger transaction with Nature Vision Operating, Inc. (f/k/a, Nature Vision, Inc.), a Minnesota corporation that was incorporated in 1998. As part of the merger transaction, Nature Vision Operating, Inc. became a wholly owned subsidiary of the Company. The merger transaction has been accounted for as a reverse merger.

The Company is organized into two divisions – Nature Vision and Photo Control (“Photo”). The Nature Vision division designs and markets video viewing systems for the sport fishing market and other video based consumer and industrial products. The Photo division designs, manufactures and markets professional cameras, electronic flash equipment, lens shades and related photographic accessories and sells products used in the video conferencing and presentation industry. Nature Vision, Inc. grants unsecured credit to its customers which are primarily dealers and consumers located throughout the United States and Canada. Nature Vision, Inc. contracts with outside organizations for the manufacture and sale of its products. The geographic market in which Photo competes consists of the entire United States and, to a lesser extent, some foreign countries and also grants unsecured credit to its customers.

INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at September 30, 2005 and the consolidated statements of operations and cash flows for the nine months and three months ended September 30, 2005 and 2004 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the nine months and three months ended September 30, 2005 and 2004. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

INDEX

ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable are in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $61,000 at September 30, 2005 and $43,000 at December 31, 2004.

INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are valued at lower of cost using the first-in, first-out (FIFO) method or market. Market represents estimate realizable value in the case of finished goods and replacement or reproduction cost in the case of other inventories. Because of changing technology and market demand, inventory is subject to obsolescence. An annual review is made of all inventories to determine if any obsolete, discontinued or slow moving items are in inventory. Based on this review, inventory is disposed of or an allowance for obsolescence established to cover any future disposals. Such estimates are difficult to make under current volatile economic conditions and it is possible significant changes in required inventory reserves may occur in the future. On September 23, 2005, the Company signed a letter of intent to sell its Bookendz product line, related patent and inventories to build the product. The inventories were sold at is carrying value and estimated to be $225,000 upon the date of transfer.

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

BUILDING AND LAND HELD FOR SALE

On June 30, 2005, management signed an agreement to market for sale the building and land located in Brainerd, Minnesota. The building and land includes our current assembly and distribution facility and our corporate headquarters. Accordingly, we have reflected the carrying value of the building as held for sale as of September 30, 2005. As a result, we have discontinued recording depreciation on the building effective July 1, 2005 and management believes that the current market value of the building and land is in excess of its carrying value. The building and land held for sale related to the Nature Vision, Inc. segment.

INDEX

INTANGIBLE ASSETS

Intangible assets consisted primarily of patents, (see Note 13), and indefinable intangible assets, (distribution network, intellectual property and employment contract for the Vaddio product line), and are being amortized using the straight-line method over their estimated useful lives ranging from three to six years. Amortization expense was $51,498 and $11,102 for the nine months ended September 30, 2005 and 2004, respectively and $17,166 and $9,062 for the three months ended September 30, 2005 and 2004, respectively. Accumulated amortization related to these assets was $89,484 at September 30, 2005 and $37,986 at December 31, 2004. Estimated remaining amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $17,166, $68,196, $62,564, $46,586 and $44,005, respectively.

Schedule of Intangible Assets

	Gross Amount	Accumulated Amortization	Net Value at September 30, 2005
Trademarks	$5,490	$5,352	$138
Patents	$26,830	$15,596	$11,234
Vaddio – Employment Contract	$23,328	$8,009	$15,319
Vaddio – Distribution Network	$32,715	$11,231	$21,484
Vaddio – Intellectual Property	$40,114	$8,555	$31,559

Totals	$128,477	$48,743	$79,734

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2004
Trademarks	$5,490	$4,992	$498
Patents	$26,830	$11,906	$14,924
Vaddio – Employment Contract	$23,328	$2,336	$20,992
Vaddio – Distribution Network	$32,715	$3,276	$29,439
Vaddio – Intellectual Property	$40,114	$2,412	$37,702

Totals	$128,477	$24,922	$103,555

Intangibles held for sale – Patent

	Gross Amount	Accumulated Amortization	Net Value at September 30, 2005
Bookendz Patent Rights	$225,582	$40,741	$184,841

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2004
Bookendz Patent Rights	$225,582	$13,064	$212,518

INDEX

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

ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management’s estimates. Nature Vision, Inc. provides a standard one-year warranty program for its products. Photo warrants its products for one or two years. The allowance reserve for sales returns and warranty cost was $200,000 and $200,000 at September 30, 2005 and December 31, 2004, respectively. The following table provides the expense recorded and charges against the reserve for the nine months ended September 30, 2005 and 2004.

	September 30
	2005	2004
Accrued balance – beginning	$200,000	$20,000
Accrued warranty recorded on merger	0	120,000
Provision	140,073	76,267
Claims Incurred	(140,073)	(76,267)

Accrued balance – ending	$200,000	$140,000

PREPAID EXPENSES

Included in prepaid expenses is purchased advertising time on television programs, advertising space in outdoor publications and catalogs for Nature Vision, Inc. products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Advertising costs for Photo are expensed as incurred. Prepaid advertising expenses were $145,350 and $155,701 for September 30, 2005 and December 31, 2004, respectively. Advertising expensed was $737,891 and $418,613 for the nine months ended September 30, 2005 and 2004, respectively and $194,623 and $132,196 for the three months ended September 30, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense was $122,186 and $42,789 for nine months ended September 30, 2005 and 2004, respectively and $39,442 and $10,085 for the three months ended September 30, 2005 and 2004.

INDEX

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income(loss):
As reported	$303,630	$(195,309)	$266,300	$(309,108)
Pro forma	$303,630	$(207,109)	$266,300	$(344,508)
Basic net income(loss) per common share:
As reported	$.14	$(.15)	$.12	$(.30)
Pro forma	$.14	$(.16)	$.12	$(.34)
Diluted net income(loss) per common share:
As reported	$.13	$(.15)	$.12	$(.30)
Pro forma	$.13	$(.16)	$.12	$(.34)
Stock based compensation:
As reported	$0	$0	$0	$0
Pro forma	$0	$11,800	$0	$35,400

INDEX

In determining the compensation cost of options granted during the three and nine months ended September 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free rate	N/A	6.5	N/A	6.5
Expected life of options granted	N/A	5 years	N/A	5 years
Expected volatility	N/A	50%	N/A	50%
Expected dividend yield	N/A	0%	N/A	0%

NET INCOME(LOSS) PER COMMON SHARE

Net (loss)income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net (loss)income per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net (loss)income per share. There were dilutive common stock equivalents, options and warrants, of 77,089 and 0 for the nine months and three months ended September 30, 2005 and September 30, 2004, respectively. Anti-dilutive options were 147,250 and 290,914 at September 30, 2005 and September 30, 2004, respectively.

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

NOTE 2 – REVERSE MERGER

Effective August 31, 2004, Photo Control Corporation completed its merger pursuant to an Agreement and Plan of Merger dated April 15, 2004 by and among Photo Control Corporation, Nature Vision, Inc. and PC Acquisition, a wholly owned subsidiary of Photo Control Corporation. The consolidated statements of operations include the results of Nature Vision, Inc. for each of the three and nine months ended September 30, 2005 and 2004, respectively. The following pro forma consolidated statements of operations assume the merger was effective January 1, 2004.

INDEX

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales
As reported	$5,593,328	$2,352,487	$16,080,016	$6,012,178
Add: Photo Control Corporation		$1,975,689		$5,942,516
Pro forma adjustments
Pro forma	$5,593,328	$4,328,176	$16,080,016	$11,954,694
Net income (loss)
As reported	$303,630	$(195,309)	$266,300	$(309,108)
Add: Photo Control Corporation		$(23,882)		$(885,414)
Pro forma adjustments		$23,165		$92,358
Pro forma	$303,630	$(196,026)	$266,300	$(1,102,164)
Basic net income(loss) per common share:
As reported	$.14	$(.15)	$.12	$(.30)
Pro forma	$.14	$(.11)	$.12	$(.63)
Diluted net income(loss) per common share:
As reported	$.13	$(.15)	$.12	$(.30)
Pro forma	$.13	$(.11)	$.12	$(.63)

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	September 30, 2005	December 31, 2004
Raw Materials	$3,703,569	$2,320,849
Work in Progress	420,776	97,952
Finished Goods	3,617,301	2,723,051

Total	7,741,646	5,141,852
Less: Valuation Allowance	(255,000)	(135,000)

Inventories, net	$7,486,646	$5,006,852

INDEX

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2005	December 31, 2004
Land	$169,460	$319,460
Buildings and improvements	412,511	965,849
Tooling	907,460	746,017
Office furniture and equipment	278,981	247,079
Warehouse equipment	146,402	112,393
Vehicles	82,708	82,708
Construction in progress	538,817	306,678

Total	2,536,339	2,780,184
Less: Accumulated depreciation	(918,519)	(748,477)

Net	$1,617,820	$2,031,707

Depreciation expense of $249,393 and $179,521 was recorded for the nine months ended September 30, 2005 and 2004, respectively and $92,225 and $65,521 for the three months ended September 30, 2005 and 2004.

NOTE 5 – LINE OF CREDIT, BANK

The Company has a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $4,000,000 which expires July 1, 2006. Interest will be payable monthly at prime plus .75%, (7.25% at September 30, 2005), with a minimum interest rate of 5%. The line of credit is collateralized by accounts receivable, inventories, property and equipment. The agreement requires the following affirmative covenants, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio to exceed 1.2 to 1.0. The Company is in compliance with all covenants at September 30, 2005. The balance outstanding on the line of credit was $2,510,000, and $240,000 at September 30, 2005 and December 31, 2004, respectively.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following at:

	September 30, 2005	December 31, 2004
Note Payable – First National Bank of
Deerwood – monthly installments of $4,126
including interest at a variable rate of .75% over
the index rate (7.25%, and 6.0% at
September 30, 2005 and December 31, 2004,
respectively), with a final payment due June 10,
2009, secured by a mortgage on the Company’s
land and building located in Brainerd, MN.	$408,640	$424,768

Note Payable – GMAC – monthly installments
of $1,378 through April 2008. The note is non-
interest bearing, and is secured by two vehicles	42,732	56,517

Totals	451,372	481,285
Less: Current portion	(42,372)	(42,619)

Net Long-term Debt	$409,000	$438,666

INDEX

NOTE 7 – INCOME TAXES

The provision for income taxes consists of the following components for the nine months ended September 30:

	2005	2004
Current	$200,000	$(147,600)
Deferred	0	0

Total Provision for Income Taxes	$200,000	$(147,600)

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax income(loss). A comparison of the provision for income tax expense at the federal statutory rate of 34% for the nine months ended September 30 to the Company’s effective rate is as follows:

	2005	2004
Federal statutory rate	34.0%	(34.0)%
State tax, net of federal benefit	2.8	(2.8)
Permanent differences and other including surtax exemption	6.7	3.9
Research and development credit	(0.6)	(0.6)

Effective Tax Rate	42.9%	(32.3)%

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax income(loss). A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended September 30 to the Company’s effective rate is as follows:

	2005	2004
Federal statutory rate	34.0%	(34.0)%
State tax, net of federal benefit	2.8	(2.8)
Permanent differences and other including surtax exemption	5.6	(5.6)
Research and development credit	(0.6)	(0.6)

Effective Tax Rate	41.8%	(43.0)%

The net deferred tax assets and liabilities included in the financial statements include the following amounts at September 30, 2005 and December 31, 2004:

	2005	2004
Current Amounts

Deferred tax assets	$48,600	$48,600

Net Current Deferred Tax Assets	$48,600	$48,600

Non-current Amounts

Deferred Tax Assets	$850,000	$850,000

Deferred Tax Liabilities, net	(60,900)	(60,900)

Net Non-current Deferred Tax Asset(Liability)	$789,100	$789,100

NOTE 8 – SEGMENT REPORTING

The Company has three product lines, the Nature Vision, Inc. products, Vaddio video equipment used for video conferencing and presentations, and photographic cameras and lighting equipment. The following summarizes the Company’s segments:

INDEX

	9-30-05	12-31-04
Assets
Nature Vision, Inc.	$6,418,856	$5,666,577
Vaddio	2,842,370	1,516,347
Photographic	4,880,204	4,622,745

Total	$14,141,430	$11,805,669

	9-30-05	9-30-04
Property & Equipment Additions
Nature Vision, Inc.	$407,253	$309,578
Vaddio	—	—
Photographic	72,352	—

Total	$479,605	$309,578

	Nine Months Ended
	9-30-05	9-30-04
Sales
Nature Vision, Inc.	$6,305,475	$5,096,019
Vaddio	4,540,919	332,502
Photographic	5,233,622	583,657

Total	$16,080,016	$6,012,178

Gross Profit
Nature Vision, Inc.	$1,744,413	$1,070,688
Vaddio	1,354,749	80,665
Photographic	1,497,555	160,129

Total	$4,596,717	$1,311,482

Depreciation and Amortization
Nature Vision, Inc.	$189,150	$174,060
Vaddio	18,054	2,006
Photographic	93,687	14,557

Total	$300,891	$190,623

	Three Months Ended
	9-30-05	9-30-04
Sales
Nature Vision, Inc.	$1,770,260	$1,436,328
Vaddio	2,108,774	332,502
Photographic	1,714,294	583,657

Total	$5,593,328	$2,352,487

Gross Profit
Nature Vision, Inc.	$566,837	$153,000
Vaddio	759,681	80,665
Photographic	468,108	160,129

Total	$1,794,626	$393,794

Depreciation and Amortization
Nature Vision, Inc.	$59,250	$58,020
Vaddio	6,018	2,006
Photographic	32,800	14,557

Total	$98,068	$74,583

INDEX

NOTE 9 – CONTRACT PAYABLE – VADDIO

Photo Control Corporation entered into employment agreements with 3 employees in connection with the acquisition of the Vaddio assets. The agreements, which expire on December 31, 2006, provides for an annual base salary and bonus payments under each employment agreement, equal to 3.4% of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1,600,000 and $2,000,000 in 2005 and 2006, respectively. If the Company terminates the employment agreement with the employee without cause prior to December 31, 2006, or if the employee terminates his employment prior to December 31, 2006 under certain conditions (including a sale of all or substantially all of the assets comprising the Vaddio division or the discontinuation of the Vaddio division), then the employee is entitled to the bonus payment as defined in the agreement at the time of the termination of his employment. The employee has agreed, during his employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period. Since the bonus payment is not contingent on the continued employment of the employee and the amount due can be estimated and is likely to be paid, the amount of $900,000 (the estimated bonus payment due) was accrued at the date of the reverse merger. The amount accrued was the fair value of the liability at the date of the reverse merger. The contract payments of $187,149, have been paid in February 2005. Future bonuses are estimated to be $391,785 and $321,066, for 2005 and 2006 respectively.

NOTE 10 – DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs are recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $755,311 and $841,478 at September 30, 2005 and December 31, 2004, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Foreign Inventory

Included in the consolidated balance sheets are international inventories of $240,997 and $273,647 at September 30, 2005 and December 31, 2004, respectively. Foreign inventories are goods held in Asia and used in the production of Nature Vision division products.

Employment Agreement

The Company has entered into an employment with the President and Chief Executive Officer. Upon termination of employment the agreement provides for a non-compete period of 5 years. In exchange for the non-compete, the Company is obligated to pay the employee at his base rate for a period of up to 2 years.

NOTE 12 – CONCENTRATIONS

Major Customers

During the quarter and nine months ended September 30, 2005, there were no customers that accounted for greater than 10% of total net sales. For the quarter and nine months ended September 30, 2004, sales to a customer amounted to approximately 17% and 17% of net sales, respectively. At September 30, 2005 and December 31, 2004, approximately 2% and 14% of total accounts receivable was due from that customer.

INDEX

NOTE 13 – SUBSEQUENT EVENT

On September 23, 2005, the Company signed a letter of intent to sell its Bookendz product line, related patent and remaining inventory. On October 28, 2005 the sale was completed. Upon the sale closing, the Company received $200,000 for the equipment and patent related to the product line. The Company will receive approximately $225,000 for the inventory on November 28, 2005. The Company will also receive 10% of all future sales of product related to the patent from the buyer for a period of 3 years from the date of sale. These payments are to be paid quarterly, beginning in the 1st Quarter of 2006. The present value of these payments is estimated at $268,000. The product line was sold to allow the Photography segment to focus on its’ core products.

INDEX

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Statements included or incorporated by reference in this Quarterly Report of Form 10-QSB which are not historical in nature are identified as “forward looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nature Vision cautions readers that our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, environment and other risks indicated in filings with the Securities and Exchange Commission.

Company History

Nature Vision, Inc. (f/k/a Photo Control Corporation) (the “Company”) was incorporated as a Minnesota corporation in 1959. On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.), a Minnesota corporation that was incorporated in 1998. As part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. The Company is organized into two divisions – Nature Vision and Photo Control. The shares of the combined company trade on the Nasdaq SmallCap Market under the symbol, “NRVN.”

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

Off Balance Sheet Financing Arrangements

As of September 30, 2005, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Results Of Operations

Sales for the quarter ended September 30, 2005 increased by 137.8% to $5,593,328 from same three month period in 2004, an increase of $2,352,487. Sales for the nine months ended September 30, 2005 increased by 167.5% to $16,080,016 from same nine month period in 2004, an increase of $10,067,838. A major portion of this increase reflected in the consolidated statements of operations was due to the reverse merger effective August 31, 2004. Sales on a pro forma basis for the nine months ended September 30, 2005 increased by 34.5% to $16,080,016 from $11,954,694 for the same nine month period in 2004, an increase of $4,125,322. Sales for the Nature Vision division for the quarter ended September 30, 2005 were $1,770,260, 31.6% of the total and an increase of $333,932, or 23.2%, over the same period in the prior year. Sales for the Nature Vision division for the nine months ended September 30, 2005 were $6,305,475, 39.2% of the total and an increase of $1,209,456, or 23.7%, over the same period in the prior year. The Nature Vision sales increase is due to new products and availability of product for shipment at an earlier date than that of the prior year. Sales for Photo Control division for the quarter ended September 30, 2005 totaled $3,823,068, 68.3% of the total and an increase of $1,134,074, or 42.3% over the same period in the prior year based on the pro forma results of operations. Of the Photo Control division sales for the quarter ended September 30, 2005, the Vaddio product line contributed 55.2%, or $2,108,774 and the Photographic product line contributed the remaining 44.8%, or $1,714,294. Vaddio sales for the quarter ended September 30, 2005 increased $1,067,000, or 102%, over the same period in the prior year based on the pro forma results of operations. The Photographic product line increased $67,000, or 4%, over the same period in the prior year. Sales for Photo Control division for the nine months ended September 30, 2005 totaled $9,774,541, 60.8% of the total and an increase of $2,915,866, or 42.5% over the same period in the prior year, based on the pro forma results of operations. Of the Photo Control division sales for the nine months ended September 30, 2005, the Vaddio product line contributed 46.5%, or $4,540,919 and the Photographic product line contributed the remaining 53.5%, or $5,233,622. Vaddio sales for the nine months ended September 30, 2005 increased $2,808,000, or 162%, over the same period in the prior year, based on the pro forma results of operations. Vaddio products were had its first full year in 2004 and the increase is due to new and additional dealers, new products and product acceptance within the marketplace. The Photographic product line increased $107,000, or 2%, over the same period in the prior year. As of September 30, 2005, the Company had a total sales backlog of $5,077,000. While film photography continues to decline, the Photographic products are sold under the well established names, Camerz, Norman and Lindahl, and continue to be high quality products within the industry. The Nature Vision division provided $4,709,000 or 92% of this backlog while the Photo Control division provided the remaining $368,000 or 8%.

INDEX

Gross profit margin for quarter ended September 30, 2005 increased to 32.1% from 16.7% for the same period in 2004. Gross profit margin for the nine months ended September 30, 2005 increased to 28.6% from 21.8% for the same period in 2004. Nature Vision division gross profit margins in the quarter ended September 30, 2005 were 32.0% increasing from 10.7% in the same period of 2004. Nature Vision division gross profit margins for the nine months ended September 30, 2005 were 27.7% increasing from 21.0% in the same period of 2004. Photo Control division margins for the quarter ended September 30, 2005 were 32.1%, increasing from 26.3% for the same period from the prior year. Photo Control division margins for the nine months ended September 30, 2005 were 29.2%, increasing from 26.3% for the same period from the prior year. For the quarter ended September 30, 2005, the Vaddio product line produced 36.0% gross profit margins an increase from the quarter ended June 30, 2005 at 26.3%, bringing the nine months ended September 30, 2005 to 29.8%. The Photographic product line produced 27.3% for the quarter ended September 30, 2005, a decrease from the quarter ended June 30, 2005 at 32.3%, bringing the nine months ended September 30, 2005 to 28.6%. The both the Nature Vision division and Photo Control division are increasing gross profit margins by concentrating on increased efficiencies and outsourcing opportunities. Management feels that the gross profit margins will improve in future quarters with the increased efficiencies, continued efforts to outsource and the sale of the new higher margin product series.

Selling, general and administrative expenses for quarter ended September 30, 2005 as percentage of net sales decreased to 22.1% from 30.9% for the same period in 2004. For the nine months ended September 30, 2005, the same expenses as a percentage of net sales decreased to 25.3% from 29.1%. Nature Vision division selling, general and administrative expenses for the quarter ended September 30, 2005 decreased to 26.3% from 32.2% in 2004. For the nine months ended September 30, 2005, the same expenses as a percentage of net sales decreased to 26.0% from 29.1%. Photo Control division selling, general and administrative expenses for the quarter ended September 30, 2005 were 20.1%, decreasing from 28.9% for the same period in the prior year. For the nine months ended September 30, 2005, the same expenses as a percentage of net sales decreased to 24.9% from 28.9%. The decrease of these expenses as a percentage of sales is due to sales growth, efficiencies and economies of scale.

An income tax expense of $218,000 was recorded for the quarter for the potential of taxes to be paid in a future period. The net income tax expense for the nine months ended September 30, 2005 was $200,000. Management believes that Photo Control’s losses, both current and prior, will be recoverable. A deferred tax asset of $850,000 was available as of both September 30, 2005 and December 31, 2004.

Liquidity and Capital Resources

Cash decreased to $31,301 at September 30, 2005 from $41,572 at December 31, 2004. The decrease is a combination of factors including a net decrease of approximately $1,546,000 from operations. This decrease was created primarily from the increase in inventory of $2,415,000 and offset by income from operations, non-cash expenses and the increase in taxes payable totaling $750,000. Inventory was increased to accommodate the peak shipping seasons for both divisions. Capital expenditures were $480,000 for the nine months ended September 30, 2005. These decreases were funded by an increase of $2,000,000 from financing activities, with the primary portion coming from advances against the line of credit totaling $2,270,000. Management anticipates continued advances against the renegotiated line of credit to fund inventory increases for anticipated sales growth in future quarters.

INDEX

Nature Vision has a line of credit for $4,000,000, at prime plus .75%, which expires on July 1, 2006. The prime rate at September 30, 2005 was 6.50%. At September 30, 2005 there was balance outstanding of $2,510,000 against the line of credit. The borrowing base is calculated using 80% of accounts receivable, net of amounts over 90 days and 50% of inventories, net of reserves. The Companies’ availability at September 30, 2005 exceeds the $4,000,000 credit limit, providing $1,490,000 of funds available to borrow. The agreement requires the following affirmative covenants, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0. The Company was in compliance with all covenants at September 30, 2005. Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months. The Company has placed its Brainerd facility for sale while looking for a new facility in the Brainerd area to lease. The Company anticipates that the proceeds from the sale will pay off the current debt on the building and fund a portion of the new facility improvements. At this time, management believes that any debt required to relocate and improve the new facility will not be substantially different than the amount currently on the balance sheet. Management believes that it will be able to obtain long term financing for the new facility improvements.

In the fourth quarter, the Company entered an agreement to sell its Bookendz product line, related patent and remaining inventories on October 28, 2005. The Company has received $200,000 at the closing for equipment. The Company will receive approximately $225,000 for inventory in the fourth quarter. The Company will also receive 10% of all future revenues from sales of product related to the patent from the buyer for a period of 3 years from the date of the sale. These payments are to be made quarterly, beginning in the first quarter of 2006. The present value of these future payments is estimated at $268,000. Management feels that the sale of the product line will allow the Photo Control division to focus on its core products.

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

The Company believes that the effect of inflation has not been material during the quarter ended September 30, 2005.

Item 3:    Controls and Procedures

(a)    As of September 30, 2005 an evaluation was performed by the registrant’s President and Chief Financial Officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

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

NATURE VISION, INC.

Date: November 14, 2005	By:	/s/ Jeffrey P. Zernov
Its: Chief Executive Officer and President

Date: November 14, 2005	By:	/s/ Michael R. Day
Its: Chief Financial Officer