Form 10KSB
period 2005-12-31
NATURE VISION, INC.
filed 2006-03-31
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005.

☐ TRANSITION REPORT UNDER SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________to________.

Commission file number 0-7475

NATURE VISION, INC.

(Name of small business issuer in its charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 NW 4th Street, Brainerd, MN	56401
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (218) 825 - 0733

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section l2(g) of the Exchange Act:

Common Stock, par value $0.16 per share
(Title of class)

          Check whether the issuer is not required to file reports pursuant to Section 13 or l5(d) of the Exchange Act.      ☐

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).
Yes ☐    No ☒

          Issuer’s revenues for fiscal year ended December 31, 2005 were $ 24,254,059.

          The aggregate market value of the voting common equity held by non-affiliates of registrant as of March 28, 2006 was $15,477,946.

          The number of shares outstanding of the registrant’s common stock, par value $0.16 per share, as of March 28, 2006 was 2,217,887.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated by reference into Part III of this annual report.

          Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I

Item 1. DESCRIPTION OF BUSINESS.

General

          Nature Vision, Inc. (“Nature Vision” or the “Company”) is comprised of two operating divisions. The Nature Vision division designs, manufactures and markets outdoor recreation products primarily video viewing systems for the sport fishing market and other video based consumer and industrial products. The Photo Control division designs, manufactures and markets professional cameras, electronic flash equipment, lens shades and related photographic accessories and provides peripheral products for the videoconferencing and the audiovisual markets.

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

          Each Nature Vision Operating Inc. shareholder received 0.58137 shares of the Company’s common stock for each share of Nature Vision Operating Inc. common stock held on the closing date of the merger. Nature Vision Operating Inc. shareholders received cash instead of any resulting fraction of a share in an amount reflecting the market value of the fractional share. After taking into account a 1-for-2 reverse stock split of the Company’s common shares that was effected immediately after the merger on August 31, 2004, 894,619 common shares were issued to former Nature Vision Operating Inc. shareholders.

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

Products

Nature Vision Division

Overview

          The Nature Vision division designs, manufactures and markets outdoor recreation products primarily for the sport fishing and hunting markets. We have also adapted our outdoor recreation products and core technologies for sale into certain industrial markets. Manufacturing of most of these products is outsourced to companies located in Asia, where we use approximately six suppliers for key components, sub-assemblies and raw materials. We have identified but not qualified alternative Asian suppliers. Some final assembly is undertaken at our Brainerd, Minnesota facility, which also serves as the distribution center for our outdoor recreation product line.

          Our outdoor recreation products have historically been offered to the public by traditional sporting goods distribution channels. We have continued to focus on significant retailers and large catalog houses to offer our products as we expand our product categories, including Cabela’s, Bass Pro Shops, Gander Mountain, Dick’s Sporting Goods and Mills Fleet Farm. Sales to each of Cabela’s, Bass Pro Shops and Gander Mountain accounted for in excess of 10% of our 2005 and 2004 revenues for the Nature Vision division. In addition, CSI Sports, an outdoor products distributor, accounted for greater than 10% of our 2005 revenues. We primarily rely upon independent sales representatives to sell our outdoor recreation products to retailers. Demand for our outdoor recreation products is seasonal, with the majority of sales occurring in the fourth and first calendar quarters.

Underwater Viewing Systems

          Our Nature Vision division manufactures and markets a family of products called underwater viewing systems that are sold under the trade name “Aqua-Vu.” We are credited as the creator of the underwater viewing system product category and were the first to market a self-contained underwater viewing system. An underwater viewing system consists of a submersible video camera with internal lighting and a hand held monitor-viewing device with a battery power supply. With the use of attachable weights and fins, the underwater camera can be lowered into a body of water and used to look in the direction a boat is traveling. In the past the Aqua-Vu systems have relied on cathode ray tube (CRT) display technology which required a sunshield to shadow the display.

          In 2004, we began to market Aqua-Vu systems that incorporate a proprietary sunlight viewable liquid crystal display (LCD) technology that allows multi-person viewing on color display monitors. The 2004 Aqua-Vu systems also incorporated “on-screen display” information, including the water temperature at the camera, camera depth and camera direction. In 2005, we expanded the Aqua-Vu systems to include the Scout series that offers a 5-inch screen, at a retail price point of $199, Scout XL series that offers 7-inch screens, the largest on the market, with brightness and contrast controls and the Scout SRT series that offers the same 7-inch screen along with on screen display of water temperature at the camera and our patent-pending Spectral-Response lighting system. Another innovative product we introduced in 2005 is our new Aqua-Vu Quad 360 Nighthawk. Instead of providing only one-directional view, our Aqua-Vu Quad 360 Nighthawk offers a split-screen 360 degrees view. We also added a digital recording Aqua-Vu DVR line that allows anglers to record their underwater discoveries on San Disk™ media cards. Aside from recreational viewing, Aqua-Vu DVR allows serious anglers to create video logs of their favorite fishing grounds to help them analyze repeatable fishing patterns. In 2005 we continued to develop the Aqua-Vu MAV (Motorized Aqua-Vu) that allows anglers the ability to fish and view at the same time much more efficiently. Utilizing foot controls the angler will be able to adjust the depth of the camera while viewing on a 10.5-inch daylight viewable LCD monitor. Production versions of Aqua-Vu MAV are expected to be released during the summer of 2006.

In 2006 we have purchased substantially all of the assets of Vector Sportfishing, LLC. Vector marketed downriggers and accessories for controlled depth fishing. These products have not been previously marketed through our current channels of distribution and will be available in Spring 2006 as the Heavy Metal series of downriggers. The Vector line provides a “trolling products platform” which will include our new wireless underwater video viewing system. This wireless product line will transmit a video signal and other useful data from the camera to the boat for viewing on a large LCD monitor. The wireless technology is scheduled for a 2007 market introduction. We anticipate new product innovation in the trolling products platform extending beyond 2008.

Hunting Products

          We also sell products for the recreational hunting market. These products include “Woodland Whisper” hearing enhancers, Digital Deer Scales, Digital Archery Scales, Digital Turkey Scales and the Quick Set Chair Blind. The Woodland Whisper hearing enhancers aid wild turkey hunters, by detecting distant game calls, and deer and elk hunters, by amplifying the sounds of approaching prey. New for 2005, the Digital Deer Scale allows hunters to accurately weigh their game, up to 300 lbs, and display that weight on a digital read out in order to get those all important pictures for the “brag book”. In 2006 we will begin to market the Digital Archery Scale to archery shops and shooters alike. Hook the scale on the draw string and pull. The scale will display the draw weight of a bow up to 100 lbs with accuracy +/- .5 lbs. The scale will provide the shops and shooters the ability to set up their bows with a high degree of accuracy. The Digital Turkey Scale will be a National Wild Turkey Federation, NWTF, licensed product and will begin to be marketed in 2006. The scale will allow hunters to the ability to calculate their prized gobblers score based on the NWTF system utilizing weight, beard length and spur length. Also new in 2006 is the Quick Set Chair Blind, patent pending, featuring Mossy Oak licensed fabric. The blind is attached to a standard folding camp chair and with a series of articulating spring steel bands, pulls over the top of the chair to conceal the hunter. The blind which fits neatly into an over the shoulder carry bag, will allow hunters to be very mobile, set up quickly and disappear into the woods.

Ice Fishing Products

          In 2003, we introduced a product for the ice fishing market called the “Buzz Stix.” A Buzz Stix ice fishing rod incorporates a miniature vibrating motor activated with a push button switch. In 2004, Nature Vision expanded the Buzz Stix ice fishing rod product line. An automatic jigging rod called the AutoBuzz Stix was introduced that incorporates a small micro processor and three pre-programmed jigging routines. Also introduced, was the Hot Stix ice fishing rod with a heated handle.

          In 2005, we incorporated our jigging technology into tip-ups, a mechanical device that “tips up” a flag signaling the fisherman when a fish is on the line, by creating the new Jig-Up. The new Jig-Up combines traditional tip-up design with a battery powered motor that “jigs” the bait to entice more strikes. Recognizing the burgeoning popularity of glow-in-the-dark ice fishing lures, we also introduced the Blazer Stix series of fishing rods that feature a built-in LED light that anglers can use to recharge their phosphorescent ice fishing lures. The Blazer Stix LED concept was also offered in a clip-on version that attaches to any fishing rod, ice or open-water. Rounding out our new ice fishing product line in 2005 are the Genz Stix line of premium ice fishing rods named after Dave Genz,- a nationally recognized ice fishing angler. Dave personally assisted in the design and development of these rods.

Industrial Products

          We have adapted our underwater viewing technology for use in the water well inspection industry, offering a line of cameras under the trade name “Well-Vu.” Our Well-Vu underwater viewing systems that are submersible to 1,000 feet. In addition, we sell viewing system products called “Tool-Vu” and “Mini-Vu” for use in automotive and building inspections.

Photo Control Division

Overview

          The Photo Control division designs, manufactures and markets under two major product lines, Audiovisual products and Photography products. These two major product lines, are marketed under the Vaddio product line, a valued added audiovisual peripheral line and the Norman line of photographic equipment and accessories. Most of our photography products are manufactured in our Minneapolis, Minnesota facility.

          During the year ended December 31, 2005, we had one customer, Lifetouch, Inc. and its affiliates, that provided us with divisional revenues greater than 10%. During the year ended December 31, 2004, we had two customers, Lifetouch Inc. and its affiliates and PCA National, Inc., that exceeded 10%. During each of the last two years ended December 31, 2005 and 2004, less than 10% of the photography divisions’ sales were derived from exports. Our photography products group does not have operations based outside of the United States. Our audiovisual products group does have an international warehouse operation based in Europe. In 2005, Vaddio’s international sales amounted to 18% of the audiovisual products net revenue.

Audiovisual Products

          In January 2004, Photo Control Corp. acquired the assets comprising the Vaddio product line. As a value-added reseller, Vaddio markets peripheral products for the videoconferencing and audiovisual markets under the Vaddio brand to dealers, who in turn design and install automated camera systems to end-users such as corporations, educational institutions, and religious and governmental organizations.

          Our Vaddio product line is marketed throughout the United States through a network of independent Manufacturer’s Representatives to audio-visual resellers and integrators. The Vaddio line is marketed throughout Europe, The Middle East, Asia and South America through a network of distributors. In 2005, Vaddio opened a distribution warehouse in Holland to service our growing network of European Distributors.

          2005 saw the release of several new products in the Vaddio product line. The ProductionVIEW multi-camera control system, TrackVIEW, an automated presenter camera tracking system, and StreamVIEW, a multimedia streaming appliance for IP Networks.

          Our Vaddio product line utilizes video cameras manufactured by Sony and Canon, which are readily available through our OEM relationship with these manufacturers. Materials required for our photographic equipment consist primarily of fabricated parts, lenses, electronic components, and lights, most of which are readily available from numerous sources.

          The Audiovisual marketplace and the Vaddio business tends to be stronger during the second, third and fourth quarters of the year.

Photography Products

          Our photography product group designs, manufactures and markets under the Norman brand name. Norman is a manufacturer of photographic lighting equipment and accessories. In 2005, the decision was made to consolidate all the Photo Control photographic product brands under the Norman brand umbrella. Included in the Norman product line are the Camerz and Lindahl products.

          We market all of our photography equipment, Norman electronic flash and lighting equipment, Camerz cameras, Lindahl lens shades, light filters, flash brackets and other photographic accessories through two vertical market channels; OEM customers and Distributor/Dealers. Revenues from these two channels are evenly distributed. In addition to our own sales personnel, independent representatives are used to sell the Norman product lines to our various distributor and dealer channels.

          In 2005, Norman launched several new products that added wireless flash technology and battery portable technology to our lighting systems. In addition, the Video ViewFinder was introduced to address the high volume portrait market. The Video ViewFinder allows photographers the ability to remotely view both the live and captured image on their digital camera.

          The photographic equipment business is somewhat seasonal, with a larger volume of sales from the second and third quarters.

Sale of Bookendz Product Line

          On October 28, 2005, we completed the sale of our Bookendz product line, related patent and remaining inventory. We initially purchased Bookendz docking stations for Apple PowerBook and iBook in October of 2000, but decided to sell this product line to allow the Photography division to focus on its core products. The Bookendz products accounted for less than 10% of the divisions overall net revenues. We anticipate the sales lost in the sale to be replaced organically through our remaining products.

Intellectual Property

          Although our patents and trademarks are valuable, they are not considered to be essential to our company’s success. Innovative application of existing technology along with providing efficient and quality products are of primary importance.

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

Nature Vision Division

          We hold 14 patents and have numerous patent applications pending for products offered by our outdoor recreation products division. Most patents relate to aspects of the Aqua-Vu underwater viewing system, including the camera housing. Other patents cover our Buzz Stix ice fishing pole, a bird feeder with a built-in video camera and transmitter and a hand-held monocular video monitor. Some of the pending patents include the MAV, Quick Set Chair Blind, and Game Vu. The patents expire during the period 2014 through 2023. There is no guarantee that others may not copy any of our products in whole or in part to produce a product similar in design and purpose. Patent protection of our products does not imply that they will recognize any substantial, competitive edge in the marketplace.

           We also hold various trademarks relating to our outdoor recreation products, including Aqua-Vu, Game-Vu, Tool-Vu, Mini-Vu, Woodland Whisper, Buzz Stix, Hot Stix, PIDS, RTG and Ice Pro. We consider these trademarks important in assuring consumer recognition of our products.

Photo Control Division

In 2000, we acquired the exclusive license right to utility patent number 6,024,461 (which expires on October 31, 2016) and design patent number 428,661 (which expires July 25, 2014) for a lamphead having a multi-positional base and removable mountable reflector flashtube assembly. The patented lamphead is used in the Norman flash equipment product line and allows for interchange of the flashtube assembly on the lamphead. We received U.S. Patents No. 5,294,950 on March 15, 1994 (which expires March 16, 2012) and No. 5,812,895 on September 22, 1998 (which expires March 16, 2012) for an identification system for automated film and order processing including machine and human readable code. In 2005, we applied for a patent for our camera tracking technology.

          We are the owner of the registered trademarks “Camerz,” “Norman” and “Lindahl” and the logo-type designs used in connection with the sale of products under those names. We have common law rights in our “Vaddio” trademark.

Competition

Nature Vision Division

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

Photo Control Division

Audiovisual Products

          Competition for the Vaddio Pan/Tilt/Zoom, PTZ, camera product line exists through alternative distribution channels for the Sony and Canon PTZ cameras. Our advantage within the marketplace is to provide a value-added to our cameras by integrating our unique EZCamera Cable System for PTZ cameras which enables installers to use standard CAT-5 cabling. Vaddio’s camera control systems are appliance based systems that compete with custom control systems manufactured by AMX and Crestron. Large electronics companies as well as established companies offering audiovisual equipment are sources of potential competition.

Photography Products

Competitive products are offered by various manufacturers in the three major segments that make up the Norman product line. Similar Monolight systems are manufactured by companies that include Photogenic, White Lightning and Elinchrom, while the Norman Battery Portable Systems compete primarily with Quantum and Lumedyne. Manufacturers with competitive Power Pack Systems include Profoto, Dyna-Lite, Speedotron and Novatron among others. Large lighting companies as well as established companies offering photographic equipment and accessories are sources of potential competition.

OEM products are typically made to customer specifications, making them unique to their application. Frequently Norman will be among several manufacturers asked to bid on various projects. Providing in-house engineering and manufacturing capabilities is a competitive advantage.

Research and Development

          For the years ended December 31, 2005 and 2004, we spent $72,334 and $54,098, respectively, on research activities relating to the development of new outdoor recreation products division, and $162,239 and $37,295, respectively, on research activities relating to photography products division. We anticipate that spending on research and development in 2006 will be comparable as a percentage of net sales to that in 2005.

Government Regulation

          Our outdoor recreation and photography products are not subject to significant government regulations other than those regulations applicable to businesses generally. When they were introduced in 1998, the Aqua-Vu systems were the subject of proposed legislation to ban the devices in Minnesota, but the legislation was never enacted.

Employees

          As of December 31, 2005, we employed 67 persons, consisting of 64 full-time employees and 3 part-time employees. We also are utilizing the services of 6 leased personnel.

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

Management

          Executive officers of Nature Vision are as follows:

Name	Age	Position

Jeffrey P. Zernov	53	President, Chief Executive Officer and a director
Michael R. Day	44	Chief Financial Officer and Chief Operating Officer
Robin K. Sheeley	50	President - Photo Control division

          Jeffrey P. Zernov has served as our President and Chief Executive Officer and as a director since August 31, 2004. Prior to August 31, 2004, Mr. Zernov served in the same capacities for Nature Vision Operating, Inc. (f/k/a Nature Vision, Inc.), which he founded in 1998. Mr. Zernov also served as Chief Financial Officer of Nature Vision Operating, Inc from 1998 through 2002. In 1979, Mr. Zernov founded Zercom Corporation, a defense electronics contractor, which he sold to Communication Systems Inc. in 1990. Mr. Zernov served as Zercom’s Chief Executive Officer until 1996 and, in addition, from 1990 though 1996, he established and served as President of the Zercom Marine division, a designer and manufacturer of sonar products for sports fishing applications. Prior to 1979, Mr. Zernov served as a field promotion specialist with Lindy Tackle and was a co-founder of In-Fisherman, a sports fishing publisher and producer of television shows.

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

          Robin K. Sheeley has served as our President - Photo Control division since October 11, 2004. Mr. Sheeley joined the Company on January 5, 2004, as Managing Director of the Vaddio video conferencing and presentation business line, in connection with the purchase from Vaddio LLC, a Minnesota limited liability company, of the product line. From January 2003 until he joined the Company, Mr. Sheeley served as Chief Executive Officer of Vaddio LLC. From August 1999 through May 2002, Mr. Sheeley served as Chief Technology Officer of the VideoLabs division of E.mergent, Inc., a publicly-held, Minnesota-based manufacturer of electronic products used in the audio visual and video conferencing industries. Prior to August 1999, Mr. Sheeley owned and operated Acoustic Communication Systems, Inc. a privately-held, Minnesota-based manufacturer of electronic products used in the audio visual and video conferencing industries.

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

          We depend on patents and proprietary technology. Our long-term success may depend on our ability to defend current patents and obtain patent protection for future products and processes. We currently have 14 United States patents. In addition, we have applied for patent protection on additional aspects of our current products. These patent applications may not be granted. Even if they are, the scope of any patent protection may be limited, allowing for competitive products, or the patents may be held invalid if challenged. We also rely upon trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent know-how or otherwise gain access to our proprietary technology.

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

Factors Relating to our Nature Vision Division

          The future growth of our Nature Vision division will depend upon our ability to continue to develop new and innovative products and enter new markets. A significant portion of our Nature Vision division’s current revenue has been historically dependent upon sales to traditional sporting goods dealers. In addition to current products, we intend to introduce new products for other applications in the outdoor recreation market. Because some of these new product categories may be new to us, we may need to develop relationships with major participants in this market, which in many cases are different from our existing customers. Any new products may not be accepted by the ultimate users. Even if they are, we may need to continue to develop relationships with significant retailers to penetrate markets and compete against suppliers of similar products.

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

Factors relating to our Photo Control Division

          Our Photo Control division’s business is subject to frequent technological change. Camera technology has had rapid changes in recent years and our camera units are subject to obsolescence as larger competitors continue to develop technologically advanced products.

          We have a limited source of product supply so our Photo Control division is subject to higher prices. A significant portion of the divisions sales are direct distribution of camera products and supply of these products comes from large companies including Sony and Canon. Our limited purchasing power and dependence upon vendors’ technology means we cannot benefit from lower prices and other favorable terms provided to potential larger competitors.

          Our Photo Control division’s sales are seasonal, so uneven revenues are experienced throughout the year. Over 60% of revenues are realized in the second and third quarters. However, orders from certain large customers can significantly reduce or exacerbate the seasonal pattern. Conversely, expenses are largely constant throughout the year. Management is forced to rely on credit facilities and other sources of funds during periods where expenses are higher than revenues. Operations would be harmed if sufficient credit was not made available during a seasonal downturn in revenues, or if the lender imposed unfavorable credit terms.

          There is a lot of competition that could hurt our Photo Control division’s revenues or cause expenses to increase. Our current and prospective competitors include many companies with financial, technical, marketing and other resources that are substantially greater than ours. We may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors could hurt our business by causing us to reduce the selling prices for products and services and increase spending on marketing, sales and product development. We may not be able to offset the effects of price reductions or increases in spending. Further, our financial condition may put us at a competitive disadvantage relative to our competitors.

Item 2. DESCRIPTION OF PROPERTY.

          Nature Vision owns two facilities used in its business. A 35,000 square foot facility located at 213 NW 4th Street, Brainerd, Minnesota houses corporate and outdoor recreation products division accounting, administrative, manufacturing, research and development, sales, and customer service departments. The facility is secured by a mortgage. Nature Vision is obligated under a related promissory note with an interest rate equal to prime plus .75%. As of December 31, 2005, the interest rate was 8% and monthly payments of principal and interest totaled $4,126. The promissory note matures in June 2009. Approximately 5,500 square feet of the space is leased to unrelated parties. Management feels that the current facility will not be adequate for their future growth plan and has the facility available for sale. The Company anticipates the sale of the facility during 2006. At the time of the sale the mortgage will be required to be satisfied. Management has entered into negotiations with a group within Brainerd to lease/purchase a facility with approximately 75,000 square feet of warehouse space and an additional 5,000 square feet of office space. The Company anticipates moving to this facility sometime in the third quarter of 2006.

          A 55,000 square feet facility located at 4800 Quebec Avenue North, Minneapolis, Minnesota is used by the photography products division for accounting, administrative, manufacturing, research and development, sales, and customer service departments. Management believes its present facilities are adequate for its current level of operation and provide for a reasonable increase in production activities.

Item 3. LEGAL PROCEEDINGS.

          Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

          Market Information. The number of record holders of our common stock on March 29, 2006 was 270. The table below sets forth the high and low sale prices for the common stock during the two years ended December 31, 2005, and gives effect to the 1-for-2 reverse stock split of Nature Vision’s common stock that was effected on August 31, 2004. The information shown is based on information provided by Yahoo! Inc. and Nasdaq. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently quoted on the Nasdaq Small-Cap Market under the symbol “NRVN.” Nature Vision did not pay any cash dividends on our common stock during the periods presented.

	Common Stock

Quarter Ended	Low	High

2004
March 31	$4.02	$5.90
June 30	$4.34	$8.88
September 30	$3.66	$5.98
December 31	$4.52	$9.20

2005
March 31	$6.00	$6.50
June 30	$4.00	$6.30
September 30	$4.50	$6.54
December 31	$4.51	$9.10

          Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Nature Vision’s compensation plans as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	165,456	$3.04	103,500
Equity compensation plans not approved by securities holders	76,002	$5.92	55,786

Total	241,458	$3.95	159,286

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Company History and Overview

        Nature Vision, Inc., (f/k/a Photo Control Corporation) (the “Company” or “we”) was incorporated as a Minnesota corporation in 1959. On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. The shares of the combined company trade on the Nasdaq SmallCap Market under the symbol, “NRVN.”

        The Company has two distinct operating divisions, the Nature Vision Division for outdoor recreation products, located in Brainerd, Minnesota, and the Photo Control Division for photography and audio visual products, located in Minneapolis, Minnesota. The long-term growth plans for the Company will be in the outdoor recreation markets. This growth will be generated organically and through strategic acquisitions.

Revenue

        Revenue consists of sales of our products net of returns and allowances. Direct revenue includes sales from orders to distributors, dealers and direct consumers and includes customer service and shipping charges. New product innovation through the use of technology will continue to be the basis of our organic growth. We will look to strategic acquisitions to provide penetration into new product categories and channels.

Cost of Goods Sold

        Cost of goods sold for our products consists of the cost of direct materials, labor to produce the products, freight in, depreciation, amortization, warehousing, associated management, occupancy costs, customer service and warranty, shipping and receiving costs, quality assurance and other indirect miscellaneous manufacturing costs. Cost of goods sold can fluctuate based on the product mix sold for a given period. The increased cost of oil continues to drive up the cost of components and the freight to receive and ship products. We continue to evaluate make versus outsource opportunities to reduce these costs. We look to increase our distribution abilities and capacities.

Gross Profit

        We define gross profit as the difference between revenue and cost of goods sold. We believe our gross profit is our best metric to manage the business on a divisional and product line basis.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include directly identifiable operating costs and other expenses. The majority of these costs are fairly consistent from month to month. Selling costs for both of our divisions consist of payroll, commissions, product management, marketing, advertising and servicing accounts costs. General and administrative costs for both divisions include payroll, product design, product development, engineering, order processing costs, management information systems, accounting and administrative. Shared general and administrative expenses include costs associated with general corporate management and shared departmental services such as legal, external accounting, management information systems, finance, insurance and human resources. Other costs consist primarily of interest on the existing line of credit. The interest rate on the credit facility floats with prime, at prime plus .75%. As rates have increased over 15 consecutive quarters, these costs have continued to rise.

Income from Operations

        Income from Operations is defined as revenue less cost of goods sold and selling, general and administrative expenses.

Trends and Opportunities

Retail Expansion by Larger Customers. Our large customers, such as Cabela’s, Bass Pro Shops and Dick’s Sporting Goods continue to expand the quantity and regional coverage of stores. While these customers continue to grow, our smaller customers continue to reduce in quantity and quality. These new large retail store expansion plans will provide significant opportunities for continued growth at the expense of the smaller owner operator establishments. We anticipate the number of customers within the Outdoor recreation products market to continue to reduce as the average size of our customer continues to increase. This consolidation puts significant pressure on the business with its increased reliance on fewer customers. Failure to continue business with an existing customer or even maintain an existing sales level with a customer could have a significant impact on earnings.

Turnaround in Photo Control Division. In a short period of 10 months the photographic division was able to return to profitability. Increased sales, improved gross profit margins and focus on efficiencies were the main drivers in the turnaround. Sales increased by the addition of new channels and new products. The new products also improved gross profit margins and internal manufacturing efficiencies.

Increased Inventories. Inventory has increased substantially within both divisions. Within the Nature Vision division, inventories were substantially below a required level at the end of 2004 as we were unable to ship product due to being out of stock. At the end of 2005, we increased our required levels to insure a high rate of order fulfillment. We currently have stock in place to fulfill orders. At the Photo Control division, inventories increased primarily due to new product introductions and taking advantage of an ability to level load production capabilities. We anticipate the ability to reduce the required levels within both divisions in future quarters. Should sales of existing products not achieve forecasted levels, a change in product components or customer requirements occur, such reductions may not be obtainable.

Increased oil prices. Increased oil prices may affect us more negatively than our competition. If gasoline prices should continue to increase, consumers may opt to reduce the amount of discretionary spending on entertainment items and take fewer vacations. Increased oil prices continue to impact the costs of material components. We rely on outsourced production and the costs for the associated shipping could materially impact the cost of product and gross profit margins.

Increased interest costs. Given the cyclical nature of our business we are reliant on a credit facility. As growth rates dictate additional borrowing, interest rates have consistently increased impacting the costs of financing. If we are unable to maintain favorable financing arrangements it will impact the overall profitability of the Company.

Acquisition opportunities. We continue to evaluate opportunities for strategic acquisitions. These acquisitions are expected to be accretive to earnings. These potential acquisitions will require financing which we anticipate we will be able to obtain.

Investment in infrastructure. We anticipate that we will continue investing in our infrastructure to support our proposed new distribution facility and in our management information systems. We will also continue to invest in qualified employees to support our organic growth with new product innovation. We expect that we will make investments in our data systems, and we expect to hire additional employees in our distribution services, engineering and administrative areas in a manner appropriate to support our revenue growth.

Influences on Period Comparability

Because the merger has been accounted for as a reverse merger, the consolidated financial statements as reported include the operations of the Nature Vision division for all the periods presented, whereas, the Photo Control division has been included as of August 31, 2004, the date of the merger and forward. The pro forma financial information in the tables set forth below is prepared as if the merger occurred on January 1, 2004 and thus includes a full year of the Photo Control division comparative financial results for 2004. The following discussion of operations comparing 2005 to 2004 uses the 2004 pro forma results to make the comparison more meaningful.

Results of Operations

The following table provides the percentage increase in our net sales, gross profit, income from operations, and net income on an as-reported basis and the percentage increase in our net sales and net income for 2005 and 2004 on a pro forma basis.

	As Reported			Pro forma
(in thousands)	2005	2004	Increase	2005	2004	Increase
NET SALES	$24,254	$12,361	96.2%	$24,254	$18,304	32.5%

GROSS PROFIT	7,630	3,399	124.5%

INCOME FROM OPERATIONS	1,622	243	567.5%

NET INCOME	$887	$139	538.1%	$887	$(484)	283.3%

        The following table presents our gross profit, income from operations and net income as a percentage of net sales, on an as-reported basis and net income as a percentage of net sales on a pro forma basis for 2005 and 2004.

	As Reported		Pro forma
	2005	2004	2005	2004
GROSS PROFIT	31.4%	27.5%

INCOME FROM OPERATIONS	6.7%	2.0%

NET INCOME	3.7%	1.1%	3.7%	(2.6%)

Sales increased through new product introductions and new sales channels. These new products were also sold at increased gross profit margins. The sales increase did not require sales, general and administrative costs to increase at the same rate therefore increasing the level of operating income substantially. During 2006 the Company will incur the cost of stock based compensation. We anticipate additional one-time costs in 2006 from the sales of Vaddio product exceeding the amount accrued at the time of the reverse merger. These costs will also be absorbed within the Photo Control division and are not comparable to 2005.

Divisional Analysis

Nature Vision Division

        The following table provides the percentage increase in net sales and gross profit and gross profit as a percentage of net sales of the Nature Vision Division for 2005 and 2004 on an as reported and a pro forma basis:

	As Reported			Pro forma
(in thousands)	2005	2004	Increase	2005	2004	Increase
NET SALES	$11,663	$8,973	30.0%	$11,663	$8,973	30.0%

GROSS PROFIT	4,119	2,571		4,119	2,571

GROSS PROFIT AS A PERCENTAGE OF SALES	35.3%	28.7%		35.3%	28.7%

Increased sales were due to the introduction of new products and the carryover of unfilled demand from 2004. The sales carryover from 2004 resulted from the demand for new product that was not available prior to year-end. This carryover increased the first quarter sales for 2005 which are not anticipated to be repeatable at the same level in 2006. We were able to get back to a stocking level by the start of the second quarter of 2005. This situation also shows up as a substantial increase in inventory levels at year-end 2005 due to inventories being at minimal levels at 2004 year-end. Management also increased the stocking levels for 2005 in order to return to our high order fill rate we’ve experienced in the past. We moved our production offshore in 2004 which also contributed higher gross profits. Product mix and seasonality of products can have a substantial impact on the gross profit margin for any given period.

Photo Control Division

        The following table provides the percentage increase in net sales and gross profit and gross profit as a percentage of net sales of the Photo Control Division on an as reported and the percentage increase in net sales on a pro forma basis for 2005 and 2004:

	As Reported			Pro forma
(in thousands)	2005	2004	Increase	2005	2004	Increase
NET SALES	$12,591	$3,389	271.5%	$12,591	$9,331	34.9%

GROSS PROFIT	3,512	828

GROSS PROFIT AS A PERCENTAGE OF SALES	27.9%	24.4%

Increased sales as reported in 2005 vs pro forma 2004 amounts were due to the introduction of new products and new distribution channels. These increased sales and new products provided increased efficiencies within internal manufacturing and improved gross profits. The following three major objectives were provided and achieved within the Photo Control division during 2005:

-	increase sales
-	reduce expense and become more efficient
-	become profitable

While those objectives occurred, we increased our level of inventory to assist in fueling these improvements. A focus on reducing inventory levels will be implemented in future quarters in order to reduce capital resource requirements.

Liquidity and Capital Resources

        Cash decreased to $0 at December 31, 2005 from $41,572 at December 31, 2004. The decrease is a combination of factors including cash used in operations of $1,475,000 from operations. A major factor in this decrease was an increase in net inventory levels of $3,088,000. The increase is due to minimal levels of stock on hand at December 31, 2004 in the Nature Vision division. Additionally, the division brought in additional product in 2005 in order to continue to maintain a high order fill rate. The Photo Control division also increased inventory to accommodate increased sales. Both divisions will work to reduce the levels of inventories and increase turns. Another major component of the decrease was an increase in the level of receivables of $945,000. This increase was due to the increased sales in the fourth quarter of 2005. These decreases were offset by earnings of $887,000. The final major component is an increase in current payables of $372,000. Investing activities also netted a decrease from capital expenditures of $618,000, after the sale of the Bookendz product line. Management anticipates that it will continue to invest in capital expenditures for new product lines to be similar to that of 2005. On October 28, 2005, the Company completed the sale of its Bookendz product line, related patent, equipment and remaining inventories. The Company has received $200,000 at the closing for the related patent and equipment. The Company received approximately $212,000 for inventory in the fourth quarter of 2005. The Company will also receive 10% of all future revenues from sales of product related to the patent from the buyer for a period of 3 years from the date of the sale. The sale of the product line will allow the Photo Control division the opportunity to focus on its two core products lines, audiovisual peripheral products and photographic equipment and accessories. All of the activity for 2005 for working capital needs was financed within the current structure of the current credit facility.

        As of December 31, 2005 working capital increased to $6,899,783, from $6,061,137 at December 31, 2004.

        Nature Vision Inc. has a secured line of credit for $4,000,000 at prime plus .75%. The prime rate at December 31, 2005 was 7.25%. The line expires on June 30, 2006. Management believes it can renegotiate a new line of credit at that time. Management anticipates continued advances against the renegotiated line of credit to fund anticipated sales growth in future quarters. The agreement requires the following affirmative covenants, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0. The Company was in compliance with all covenants at December 31, 2005. Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months. The Company currently has its Brainerd facility available for sale. Management anticipates the facility to be sold during 2006. Upon sale, the existing mortgage will be required to be satisfied. Management is currently negotiating to lease a new 80,000 square foot facility with an option to purchase. The Company anticipates that the proceeds from the sale will pay off the current debt on the building and fund a portion of the new facility improvements. At this time, management believes that any debt required to relocate and improve the new facility will not be substantially different than the amount currently on the balance sheet. Management believes that it will be able to obtain long-term financing for the new facility improvements. Management also believes that financing will be readily available should the purchase option be exercised.

        In the first quarter of 2006, the Company received approximately $268,000 from the exercise of options for 39,000 shares. These options were granted prior to the reverse merger. Associated expenses will be incurred during the same period.

        It is management’s belief that it will fund any potential acquisitions through additional financing and the potential issuance of common stock. Management believes that any additional long-term debt requirements and additional lines of credit will be readily available.

        It is management’s belief that long-term liquidity needs for the foreseeable future will be provided by working capital, and the expectation that the current line of credit will be renewed and any additional long-term debt requirements will be readily available.

        At this time, management does not believe that there are any uncertainties regarding the reverse merger that would materially impact our future liquidity needs.

        The Company believes that the effect of inflation has not been material during the year ended December 31, 2005.

Off Balance Sheet Financing Arrangements

        As of December 31, 2005, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

        Management’s estimate of the warranty reserve is based on historical company data and management’s best estimate. We evaluated the key factors and assumptions used to develop the warranty reserve in determining that it is reasonable in relation to the consolidated financial statements taken as a whole.

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  The Company’s revenue recognition policy is in accordance with SEC Staff Accounting Bulletin, No. 104.

Management records a reserve on accounts receivable which is an estimate of the amount of accounts receivable that are uncollectible. The reserve is based on a combination of specific customer knowledge, general economic conditions and historical trends. Management believes the results could be materially different if economic conditions change for our customers.

The carrying value of long-lived assets is periodically assessed to insure their carrying value does not exceed their estimated net realizable future value. This assessment includes certain assumptions related to future needs for the asset to help generate future cash flow. Changes in those assessments, future economic conditions or technological changes could have a material adverse impact of the carrying value of these assets.

The inventory reserve is an estimate of the future net realizable value of our inventory. It is based on historical trends, product life cycles, forecast of future inventory needs and on-hand inventory levels. Management believes reserve levels could be materially affected by changes in technology, our customer base, customer needs, general economic conditions and the success of certain Company sales programs.

Realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Actual future operating results, as well as changes in future performance, could have a material adverse impact on the valuation reserves.

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

          There have been no significant changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Nature Vision’s internal control over financial reporting.

Item 8B. OTHER INFORMATION.

Executive Base Salaries and Cash Bonus Plans

          On March 30, 2006, the Company’s Compensation/Nominating Committee (the “Compensation Committee”) approved the following Base Salaries and Cash Bonus Plans for the fiscal year ending December 31, 2006 for its three executive officers, Jeffrey P. Zernov, President and Chief Executive Officer, Michael R. Day, Chief Financial Officer and Chief Operating Officer, and Robin K. Sheeley, President of the Photo Control Division.

          Base Salaries. The Company’s executive officers were awarded Base Salaries retroactive to January 1, 2006 as follows:

Jeffrey P. Zernov	$200,000
Michael R. Day	$150,000
Robin K. Sheeley	$125,000

          2006 Cash Bonus Plans. The 2006 Cash Bonus Plan consists of two components: (a) formula-based bonuses and (b) a discretionary bonus.

          Formula-Based Bonuses. Jeffrey P. Zernov and Michael R. Day are each entitled to earn a formula-based bonus to be determined by comparing the Company’s actual 2006 earnings before interest, taxes, depreciation and amortization (“EBITDA”), to the budgeted EBITDA for 2006 as established by the Board of Directors. The Company’s actual 2006 EBITDA must meet or exceed 90% of the budgeted EBITDA for 2006 in order for these executive officers to be entitled to bonuses under this part of the 2006 Cash Bonus Plans.

The following table describes the results of the formula-based bonus plan assuming that Nature Vision’s 2006 EBITDA is 90%, 100%, and 110% of the budgeted EBITDA for 2006:

Actual 2006 EBITDA Compared to 2006 Budgeted EBITDA (%)	Zernov Bonus Amount (%)	Zernov Bonus Amount	Day Bonus Amount (%)	Day Bonus Amount

90%	25%	$50,000	15%	$22,500

100%	50%	$100,000	30%	$45,000

110%	75%	$150,000	45%	$65,500

          These bonuses under the 2006 Bonus Plan will be prorated in cases where Nature Vision’s actual 2006 EBITDA exceeds 90% of the budgeted EBITDA but is less than 110% of the budgeted EBITDA for fiscal 2006. By way of example, if Nature Vision’s actual fiscal 2006 EBITDA exceeds 105% of the budgeted EBITDA, then Mr. Day would be entitled to a formula-based bonus of 37.5% of his 2006 base salary. In the event that Nature Vision’s actual 2006 EBITDA exceeds 110% of the budgeted EBITDA, then Mr. Zernov and Mr. Day will receive a formula-based bonus equal to 75% and 45%, respectively, of their 2006 base salary, which will be subject to increase as determined in the discretion of the Compensation Committee.

          Mr. Sheeley is entitled to a bonus of 30% of his base salary, $37,500, should the Photo Control Division achieve its budgeted EBITDA. Mr. Sheeley is also entitled to a bonus of 5% of the budgeted adjusted EBITDA of the Photo Control Division if budgeted adjusted EBITDA is achieved and 10% of any adjusted EBITDA in excess of the budgeted amount. Mr. Sheeley is not eligible for a discretionary bonus or an award of 2006 Long Term Incentive Compensation. Mr. Sheeley is eligible for a bonus under his Employment Agreement entered into in connection with the purchase of Vaddio from Mr. Sheeley.

          Discretionary Bonus. In addition to the formula-based bonus plan described above, Messrs. Zernov and Day may be entitled to a discretionary bonus up to 20% of each such executive officer’s 2006 base salary, which shall be determined by the Compensation Committee in its discretion in light of each executive officer’s individual performance during fiscal 2006.

          The foregoing cash bonus plans are subject to adjustment by the Committee as a result in a material change in the 2006 budget due to acquisition, divestiture or other event in the discretion of the Committee.

Long Term Incentive Compensation

          On March 30, 2006, the Compensation Committee approved the following long term incentive compensation relating to performance for the fiscal year ending December 31, 2006 for Jeffrey P. Zernov, Michael R. Day and the non-employee directors of the Company.

          Mr. Zernov and Mr. Day and the non-employee members of the Board of Directors are entitled to earn long term incentive compensation in the form of restricted stock if the Company meets or exceeds 90% of the budgeted EBITDA for 2006. A target economic value for the non-employee directors, Mr. Zernov, and Mr. Day has been established and is indicated below. The restricted stock will be awarded in April 2007 under the 2004 Stock Incentive Plan based on the actual 2006 EBITDA compared to the 2006 budgeted EBITDA. The number of shares to be awarded is determined by a formula adopted by the Committee setting the value of a share of restricted stock. The Company resereves the right to adjust the awards of restricted stock for achieving 2006 EBITDA under or over the 2006 budgeted EBITDA or as a result of material change in the 2006 budget due to an acquisition, divestiture or other event in the discretion of the Committee.

          The following table describes the economic value established for the indicated individuals, assuming that the Company’s 2006 budgeted EBITDA is achieved:

Target Economic Value

Nonemployee Director	$ 16,000
Jeffrey P. Zernov	$150,000
Michael R. Day	$ 45,000

          The restricted stock will vest as follows:

Anniversary of Grant	Percentage Vesting

First	40%
Second	30%
Third	20%
Fourth	10%

Board of Directors Annual Cash Compensation

          On March 30, 2006, the Compensation Committee approved the following Board of Directors annual cash compensation:

	Regular Member	Committee Chair Member

Retainer per year	12,000	12,000	(1)
Board meeting fees	1,500	1,500	(2)
Committee Chair Retainer per year	N/A	2,000	(3)
Committee meeting fees	1,500	1,500	(4)

Annual Cash Compensation	15,000	17,000

          (1) Raise retainer to $3,000 per quarter
          (2) Raise to $750 per meeting and assume continued 2 in-person meetings
          (3) Raise to $2,000 per year
          (4) Begin paying $750 per meeting x 2 meetings

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Incorporated by reference from Nature Vision’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

Item 10. EXECUTIVE COMPENSATION.

          Incorporated by reference from Nature Vision’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          Incorporated by reference from Nature Vision’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated by reference from Nature Vision’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

Item 13. EXHIBITS.

          For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10-KSB.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Incorporated by reference from Nature Vision’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

22

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature Vision, Inc.

Date: March 30, 2006	By: /s/ Jeffrey P. Zernov

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

/s/ Jeffrey P. Zernov	March 30, 2006

Jeffrey P. Zernov
(President, Chief Executive Officer
and a Director)

/s/ Michael R. Day	March 30, 2006

Michael R. Day
(Chief Financial Officer, Chief Accounting Officer
and Chief Operating Officer)

/s/ Richard P. Kiphart	March 30, 2006

Richard P. Kiphart
(Director)

/s/ Steve Shanesy	March 30, 2006

Steve Shanesy
(Director)

/s/ Scott S. Meyers	March 30, 2006

Scott S. Meyers
(Director)

/s/ Curtis A. Sampson	March 30, 2006

Curtis A. Sampson
(Director)

/s/ Thomas F. Leahy	March 30, 2006

Thomas F. Leahy
(Director)

Exhibit Index

2.1

Merger agreement and plan of reorganization dated April 15, 2004, by and among Nature Vision, Inc. (n/k/a Nature Vision Operating Inc.), Photo Control Corporation (n/k/a Nature Vision, Inc.), PC Acquisition, Inc., Jeffrey P. Zernov (as shareholders’ representative) and certain Nature Vision, Inc. (n/k/a Nature Vision Operating Inc.) shareholders (previously filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

3.1	Amended and restated articles of incorporation (previously filed as Exhibit 3.1 to the registrant’s Report on Form 8-K dated September 7, 2004).

3.2	Amended and restated bylaws (previously filed as Exhibit 3.2 to the registrant’s Report on Form 8-K dated September 7, 2004).

10.1	Amended and restated retention agreement with Curtis R. Jackels (previously filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

10.2	Amended and Restated 2004 Stock Incentive Plan, dated June 3, 2004 (previously filed as Exhibit 10.1 to Registrant’s Form 10-QSB Registration for the period ended June 30, 2005).

10.3	Executive salary continuation plan adopted August 9, 1985, including exhibits (previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended June 30, 1986).

10.4	1983 Stock Option Plan (previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

10.5	Form of stock option agreement under the 1983 Stock Option Plan (previously filed as Exhibit 5 to the registrant’s Registration Statement on Form S-8, Commission File No. 2-85849).

10.6	Form of Nonstatutory Option Agreement under the 2004 Stock Incentive Plan and Form of First Amendment thereto.

10.7	Incentive Stock Option Agreement for Jeffrey Zernov, dated August 31, 2004.

10.8

Amendment to the registrant’s 1983 Stock Option Plan dated August 29, 1994 (previously filed as Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.9

Amendment to the registrant’s 1983 Stock Option Plan dated February 23, 1996 (previously filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.10

Amendment to the registrant’s 1983 Stock Option Plan dated November 7, 1997 (previously filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.11

Subscription and investment representation agreement with Richard P. Kiphart, including form of irrevocable proxy (previously filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

10.12	Employment agreement between Nature Vision, Inc. and Jeff Zernov dated August 31, 2004 (previously filed as Exhibit 10.1 to the registrant’s Report on Form 8-K dated September 7, 2004).

10.13

Employment Agreement by and between Photo Control Corporation (n/k/a Nature Vision, Inc.) and Robin K. Sheeley, dated January 5, 2004 (previously filed as Exhibit 10.1 to the registrant’s Report on Form 8-K dated October 15, 2004).

10.14	Bonus plan for the fiscal year ending December 31, 2005 for certain executive officers (previously disclosed in the registrant’s Report on Form 8-K dated March 23, 2005).

10.15	Summary of director compensation for 2005 (previously filed as Exhibit 10.16 to the Registrant’s Report on Form 10-KSB dated April 14, 2005).

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 7. FINANCIAL STATEMENTS..

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Nature Vision, Inc.
Brainerd, Minnesota

We have audited the accompanying consolidated balance sheets of Nature Vision, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature Vision, Inc. as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 23, 2006

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$—	$41,572
Accounts Receivable, net	3,672,353	2,721,697
Inventories, net	8,321,002	5,006,852
Prepaid Expenses	410,459	346,591
Income Taxes Receivable	0	89,800
Inventories held for sale	0	226,237
Deferred Income Taxes	350,000	48,600

Total Current Assets	12,753,814	8,481,349

PROPERTY AND EQUIPMENT, NET	1,887,926	1,384,252

NON-CURRENT ASSETS
Building and Land Held for Sale, Net	641,086	647,455
Cash Value Life Insurance	135,698	126,540
Deferred Income Taxes	435,746	850,000
Intangibles held for sale - net (Patent)	0	212,518
Intangibles - net	95,483	103,555

Total Non-Current Assets	1,308,013	1,940,068

TOTAL ASSETS	$15,949,753	$11,805,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$377,552	$90,127
Current Portion Contract Payable Vaddio	462,420	187,149
Current Portion of Long-Term Debt	55,649	42,619
Current Portion of Deferred Retirement Benefits	71,400	73,854
Line of Credit, Bank	2,230,000	240,000
Account Payable	1,481,334	1,109,704
Accrued Payroll and Payroll Taxes	483,352	228,781
Accrued Expenses	690,324	447,978
Income Taxes Payable	2,000	0

Total Current Liabilities	5,854,031	2,420,212

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	387,016	438,666
Deferred Retirement Benefits	651,725	767,624
Contract Payable Vaddio, Net of Current Portion	250,431	712,851
Deferred Income Taxes	514,200	60,900

Total Non-Current Liabilities	1,803,372	1,980,041

Total Liabilities	7,657,403	4,400,253

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at both December 31, 2005 and 2004 2,178,877	348,620	348,620
Additional Paid-In Capital	6,436,409	6,436,409
Retained Earnings	1,507,321	620,387

Total Stockholders’ Equity	8,292,350	7,405,416

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,949,753	$11,805,669

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004

	2005	2004

SALES, NET	$24,254,059	$12,361,543

COST OF GOOD SOLD	16,623,927	8,962,089

GROSS PROFIT	7,630,132	3,399,454

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,007,722	3,156,166

INCOME FROM OPERATIONS	1,622,410	243,288

OTHER INCOME(EXPENSE)
Interest Expense	(141,514)	(40,952)
Interest Income	519	4,094
(Loss) on Sale of Bookendz Product Line	(29,378)	0
Other Income	19,897	11,836

Net Other Expenses	(150,476)	(25,022)

INCOME BEFORE TAXES	1,471,934	218,266

PROVISION FOR INCOME TAX EXPENSE	585,000	79,136

NET INCOME	$886,934	$139,130

Earnings per Common Share
Basic	$0.41	$0.11
Diluted	$0.39	$0.10

Weighted Average Common Shares
Basic	2,178,877	1,303,375
Diluted	2,263,746	1,440,361

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Statements of Stockholders’ Equity
Years Ended December 31, 2005 and 2004

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance, December 31, 2003	894,619	$143,139	$789,524	$481,257	$1,413,920

Reverse Merger August 31, 2004 - Conversion of Photo Control Corporation Stock	860,082	137,613	4,644,772	—	4,782,385
Reverse Merger August 31, 2004 - Sale of Stock to Richard Kiphart	324,395	51,903	948,097	—	1,000,000
Exercise of Common Stock Warrants	12,575	2,012	(1,011)	—	1,001
Exercise of Common Stock Options	87,206	13,953	55,027	—	68,980
Net Income	—	—	—	139,130	139,130

Balance, December 31, 2004	2,178,877	348,620	6,436,409	620,387	7,405,416

Net Income	—	—	—	886,934	886,934

Balance, December 31, 2005	2,178,877	$348,620	$6,436,409	$1,507,321	$8,292,350

See accompanying notes to financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$886,934	$139,130
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and Amortization	347,864	240,248
Loss on Disposal of Property and Equipment	29,378	0
Provision for Deferred Income Taxes	566,154	168,000
Change in Deferred Retirement Benefits	3,482	(3,050)
Change in Bad Debt Reserve	(6,000)	12,000
Changes in Operating Assets and Liabilities
Accounts Receivable	(944,656)	(53,238)
Income Taxes Receivable	89,800	(89,800)
Inventories, net	(3,314,150)	(1,457,149)
Inventories held for Sale	226,237	0
Prepaid Expenses	(99,608)	(187,259)
Accounts Payable	371,630	(914,687)
Other Non-current Assets	(9,158)	20,877
Income Taxes Payable	2,000	(176,750)
Accrued Payroll and Payroll Taxes	254,571	(24,279)
Accrued Expenses	242,346	(24,897)
Payments on Deferred Retirement Benefits	(121,835)	(40,612)

Net Cash Flows from Operating Activities	(1,475,011)	(2,391,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(765,166)	(469,299)
Proceeds from Sale of Property and Equipment	155,624	0
Purchases of Intangibles	(8,675)	0
Cash acquired in reverse merger, net of merger costs of $92,663	0	1,453,001

Net Cash Flows from Investing Activities	(618,217)	983,702

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks issued in excess of Cash in Bank	287,425	90,127
Net Advances (Payments) from Line of Credit, Bank	1,990,000	240,000
Principal Payments on Long-term Debt	(38,620)	(42,282)
Payments on Contract Payable	(187,149)	0
Cash Received on Exercise of Options	0	68,980
Cash Received on Exercise of Warrants	0	1,001
Proceeds from sale of stock	0	1,000,000

Net Cash Flows from Financing Activities	2,051,656	1,357,826

Net Change in Cash and Cash Equivalents	(41,572)	(49,938)

CASH AND CASH EQUIVALENTS - January 1, 2005 and 2004	41,572	91,510

CASH AND CASH EQUIVALENTS - December 31, 2005 and 2004	$—	$41,572

See accompanying notes to consolidated financial statements.

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

          ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $37,000 at December 31, 2005 and $43,000 at December 31, 2004.

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

          BUILDING AND LAND HELD FOR SALE

On June 30, 2005, management signed an agreement to market for sale the building and land located in Brainerd, Minnesota. The building and land includes our current assembly and distribution facility and our corporate headquarters. Accordingly, we have reflected the carrying value of the building as held for sale as of December 31, 2005. As a result, we have discontinued recording depreciation on the building effective July 1, 2005 and management believes that the current market value of the building and land is in excess of its carrying value. The building and land held for sale related to the Nature Vision, Inc. segment.

          INTANGIBLE ASSETS

Intangible assets consisted primarily of patents, (see Note 13), and indefinable intangible assets, (distribution network, intellectual property and employment contract for the Vaddio product line), and are being amortized using the straight-line method over their estimated useful lives ranging from three to six years. Amortization expense was $83,990 and $26,114 for the year ended December 31, 2005 and 2004, respectively. Accumulated amortization related to these assets was $63,958 at December 31, 2005 and $37,986 at December 31, 2004. Estimated remaining amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $36,789, $29,421, $14,449, $10,838 and $3,986, respectively.

Schedule of Intangible Assets

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2005

Trademarks	$9,085	$5,730	$3,355
Patents	$54,199	$24,027	$30,172
Vaddio – Employment Contract	$23,328	$9,854	$13,474
Vaddio – Distribution Network	$32,715	$13,820	$18,895
Vaddio – Intellectual Property	$40,114	$10,527	$29,587

Totals	$159,441	$63,958	$95,483

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2004

Trademarks	$5,490	$4,992	$498
Patents	$26,830	$11,906	$14,924
Vaddio – Employment Contract	$23,328	$2,336	$20,992
Vaddio – Distribution Network	$32,715	$3,276	$29,439
Vaddio – Intellectual Property	$40,114	$2,412	$37,702

Totals	$128,477	$24,922	$103,555

Schedule of Intangibles held for sale - Patent	Gross Amount	Accumulated Amortization	Net Value at December 31, 2004

Totals	$—	$—	$—

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2005

Totals	$225,582	$13,064	$212,518

          REVENUE RECOGNITION

The Company recognizes revenue on the date products are shipped to the customer and returns are permitted for defective equipment. The Company does not sell products with the guaranteed right of return. Estimated reserves for returns are established by management based on historical experience and are subject to ongoing review and adjustment by the Company. Sales and cost of goods sold are reported net of the provision for actual and estimated future returns in the accompanying consolidated statements of operations. Revenues are reported net of discounts and allowances. The Company’s revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

          SHIPPING AND HANDLING COSTS

Shipping and handling costs charged to customers are included in sales and shipping and handling costs incurred by the Company have been included in cost of goods sold.

          ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management’s estimates. The Company provides a standard one or two-year warranty program for its products. The allowance reserve for sales returns and warranty cost was $295,000 and $200,000 at December 31, 2005 and December 31, 2004, respectively. The following table provides the expense recorded and charges against the reserve for the years ended December 30, 2005 and 2004.

	2005	2004

Accrued balance – beginning	$200,000	$80,000
Accrued warranty recorded on merger	0	120,000
Provision	248,272	106,714
Claims incurred	(153,272)	(106,714)

Accrued balance – ending	$295,000	$200,000

          PREPAID EXPENSES

Included in prepaid expenses is purchased advertising time on television programs, advertising space in outdoor publications and catalogs for Nature Vision, Inc. products. These costs are expensed over the contract, as the television shows are aired, or when the publications and catalogs are issued. Advertising costs for Photo are expensed as incurred. Prepaid advertising expenses were $127,881 and $155,701 for December 31, 2005 and December 31, 2004, respectively. Advertising expensed was $1,142,405 and $762,888 for the years ended December 31, 2005 and 2004, respectively.

          SELF-FUNDED INSURANCE

The Company maintains a partially self-funded group health and fully-funded short-term disability employee benefit plan. Specific and aggregate stop loss coverage on the health plan is provided to limit the ultimate exposure of the Company. A liability is provided for claims incurred but not reported. Management reviews this accrual on an on-going basis and believes it is adequate to cover such claims.

          RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense was $234,573 and $91,393 for years ended December 31, 2005 and 2004, respectively.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Pursuant to APB No. 25 and related interpretations, no compensation cost was recognized in the statements of operations for the years ended December 31, 2005 and 2004 as the fair value of the Company’s stock approximated the option price. Had compensation cost for employees been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income would have changed as follows for the periods presented.

	Years Ended December 31,

	2005	2004

Net income:
As reported	$886,934	$139,130
Pro forma	$687,234	$139,130
Basic net income per common share:
As reported	$.41	$.11
Pro forma	$.32	$.11
Diluted net income per common share:
As reported	$.38	$.10
Pro forma	$.30	$.10
Stock based compensation:
As reported	$0	$0
Pro forma	$199,700	$0

In determining the compensation cost of options granted during the years ended December 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Years Ended December 31,

	2005	2004

Risk-free rate	N/A	3.5%
Expected life of options granted	N/A	5 years
Expected volatility	N/A	105.49%
Expected dividend yield	N/A	0%

Stock options issued to non-employees, (which no options were issued to non-employees), are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force, (EITF), 96-18.

          NET INCOME PER COMMON SHARE

Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net income per share. There were dilutive common stock equivalents, options and warrants, of 197,958 and 136,986 for the years ended December 31, 2005 and December 31, 2004, respectively. Anti-dilutive options were 43,500 and 76,500 at December 31, 2005 and December 31, 2004, respectively.

          INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences principally include depreciation, amortization, net operating losses, deferred retirement benefits, paid time off and performance benefits, contract payable, allowance for doubtful accounts, inventory obsolescence allowance, and warranty reserves. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.

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

          RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 151

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

SFAS No. 153

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets” which amends APB Opinion No. 29, “Accounting for Non-monetary Transactions.” APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

SFAS No. 123R

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. Currently, the Company stock options have been fully vested as of December 31, 2005. The impact of SFAS No. 123R for future stock-based compensation grants has not been determined at this time.

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

	Years Ended December 31,

	2005	2004

Net sales
As reported	$24,254,059	$12,361,543
Add: Photo Control Corporation		$5,942,516
Pro forma	$24,254,059	$18,304,059
Net income (loss)
As reported	$886,934	$139,130
Add: Photo Control Corporation		$(885,414)
Pro forma adjustments		$262,195
Pro forma	$886,934	$(484,089)
Basic net income(loss) per common share:
As reported	$.41	$.11
Pro forma	$.41	$(.37)
Diluted net income(loss) per common share:
As reported	$.39	$.10
Pro forma	$.39	$(.37)

The allocation of the purchase, prior to the $1,000,000 stock purchase by Mr. Kiphart, is as follows:

Cash	$1,545,665
Accounts receivable	$1,269,729
Inventories	$2,685,653
Other current assets	$57,627
Property and equipment, net of negative goodwill	$700,543
Intangible assets and other assets, net of negative goodwill	$448,395
Deferred Tax Asset	$1,050,000
Current liabilities	$(1,372,747)
Long-term liabilities	$(1,509,817)
Total equity	$(4,875,048)

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

          NOTE 3 - INVENTORIES

Inventories consisted of the following at:

	December 31, 2005	December 31, 2004

Raw Materials	$3,672,745	$2,320,849
Work in Progress	318,145	97,952
Finished Goods	4,550,112	2,723,051

Total	8,541,002	5,141,852
Less: Valuation Allowance	(220,000)	(135,000)

Inventories, net	$8,321,002	$5,006,852

          NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2005	December 31, 2004

Land	$169,460	$169,460
Buildings and improvements	415,621	412,511
Tooling	977,073	746,017
Office furniture and equipment	326,019	247,079
Warehouse equipment	173,793	112,393
Vehicles	82,708	82,708
Construction in progress	687,665	306,678

Total	2,832,339	2,076,846
Less: Accumulated depreciation	(944,412)	(692,594)

Net	$1,887,926	$1,384,252

Depreciation expense of $263,875 and $214,134 was recorded for the years ended December 31, 2005 and 2004, respectively.

          NOTE 5 - LINE OF CREDIT, BANK

The Company has a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $4,000,000 which expires July 1, 2006. Interest will be payable monthly at prime plus .75%, (8.00% at December 31, 2005), with a minimum interest rate of 5%. The line of credit is collateralized by accounts receivable, inventories, property and equipment. Line availability is based on a combination of 80% of Accounts Receivable less than 90 days and 50% of Net Inventory. As of December 31, 2005, the availability calculation provided approximately $7,100,000, giving the Company the ability to draw against the entire $4,000,000 credit facility. The agreement requires the following affirmative covenants, minimum of net worth of $7,000,000, debt to equity of less than 1.0 to 1.0, and a debt service ratio to exceed 1.2 to 1.0. The Company is in compliance with all covenants at December 31, 2005. The Company had a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $1,500,000 which expired June 30, 2005. Interest was payable monthly at prime, which was at 5.25% at December 31, 2004, plus 1% with a minimum interest rate of 5%. The line of credit was collateralized by accounts receivable, inventories, property and equipment. The balance outstanding on the line of credit was $2,230,000, and $240,000 at December 31, 2005 and December 31, 2004, respectively.

          NOTE 6 - LONG-TERM DEBT

Long-term debt consisted of the following at:

	December 31, 2005	December 31, 2004

Note Payable - First National Bank of Deerwood - monthly installments of $4,126 including interest at a variable rate of .75% over the index rate (8.00%, and 6.0% at December 31, 2005 and December 31, 2004, respectively), with a final payment due June 10, 2009, secured by a mortgage on the Company’s land and building located in Brainerd, MN.	$404,068	$424,768

Note Payable - GMAC - monthly installments of $1,378 through April 2008. The note is non-interest bearing, and is secured by two vehicles	38,597	56,517

Totals	442,665	481,285
Less: Current portion	(55,649)	(42,619)

Net Long-term Debt	$387,016	$438,666

Principal requirements on long-term debt for years ending after December 31, 2005 are as follows:

2006	$55,649
2007	$18,265
2008	$19,831
2009	$348,920

Total	$442,665

The mortgage with First National Bank of Deerwood is secured by our facility in Brainerd which is currently for sale. Upon such time when the building is sold, the mortgage will be required to be satisfied. The note with GMAC has been paid in full after December 31, 2005 and the entire balance is classified as current, see Note 17.

          NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has a Stock Option Plan, (the Plan), which provides for granting of incentive and non-statutory stock options to employees and others. The aggregate of 344,958 shares of the Company’s common stock may be granted at exercise prices not less than fair market value at the date of grant. The Compensation Committee from the Board of Directors administers the Plan. In general, options vest immediately and up to 4.5 years, and expire 5 years from the date of grant.

Information regarding stock options is summarized below:

Price	Number of Options	Weighted Average Option Exercise

Options Outstanding, December 31, 2003	174,412	$.85
Granted	80,250	5.43
Expired	—	—
Exercised	(87,206)	.79
Options assumed in Reverse Merger	116,502	6.06

Options Outstanding, December 31, 2004	283,958	4.30
Granted	—	—
Expired	(42,500)	6.29

Options Outstanding, December 31, 2005	241,458	$3.95

The weighted average fair market value of options issued during the years ended December 31, 2005 and 2004, were $.00 and $4.25, respectively. The weighted average contractual life of options outstanding at December 31, 2005 and 2004 was 2.82 and 3.15 years, respectively.

Following is a schedule of options outstanding and exercisable at December 31, 2005

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life	Wgt-Ave Exercise Prices	Number Exercise Exercisable	Wgt-Ave Exercise Prices

$0.89	87,206	3.39	$0.89	87,206	$0.89
$4.40	7,500	0.84	$4.40	7,500	$4.40
$4.72	25,002	3.02	$4.72	25,002	$4.72
$5.43	78,250	3.84	$5.43	78,250	$5.43
$6.88	43,500	0.09	$6.88	43,500	$6.88

$0.89-$6.88	241,458	2.82	$3.95	241,458	$3.95

On November 11, 2005, the Company accelerated the vesting of the remaining unvested options granted in 2004 (58,687 options), through a written action of the Board of Directors. The Directors had been advised by its compensation consultant that the Company’s officer and director compensation is generally below that paid by similarly-sized corporations. The options had no intrinsic value as of the modification date, and therefore no accounting impact was a result of this action. Beginning in 2006, the Company will be required to expense the value of all stock-based compensation against operations.

Stock Warrants

In connection with the private placement offering the Company did in 1998, the Company issued 31,292 six year common stock warrants exercisable at $3.44 per warrant. All the warrants were either exercised or expired during the year ended December 31, 2004.

NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following components for the years ended December 31;

	2005	2004

Current	$18,846	$(88,864)
Deferred	566,154	168,000

Total Provision for Income Taxes	$585,000	$79,136

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows;

	2005	2004

Federal statutory rate	34.0%	34.0%
State tax, net of federal benefit	2.8	2.8
Permanent differences and other including surtax exemption	2.9	0.1
Research and development credit	(0.0)	(0.6)

Effective Tax Rate	39.7%	36.3%

The net deferred tax assets and liabilities included in the financial statements include the following amounts at December 31;

	2005	2004

Current Amounts

Deferred tax assets	$350,000	$48,600

Net Current Deferred Tax Assets	$350,000	$48,600

Non-current Amounts

Deferred Tax Assets	$435,746	$850,000
Deferred Tax Liabilities, net	(514,200)	(60,900)

Net Non-current Deferred Tax Asset (Liability)	$(78,454)	$789,100

Total Net Deferred Tax Asset	$271,546	$837,700

	2005	2004

Deferred Tax Assets
Net Operating Loss Carryforwards	$182,500	$313,800
Contract Payable	264,000	333,000
Depreciation & Amortization	—	424,000
Deferred Compensation	267,500	311,400
Returns Allowance	114,500	76,800
Inventory Reserve	84,000	225,300
Bad Debt Reserve	14,500	16,500
Other Allowances	134,000	44,800

Total	1,061,000	1,745,600
Less Valuation Allowances	(275,254)	(847,000)

Net Deferred Taxes	$785,746	$898,600

Deferred Tax Liabilities
Depreciation & Amortization	($514,200)	($60,900)

The change in the valuation allowance was $571,746 and $847,000 for the years ended December 31, 2005 and 2004, respectively. The principal reason for the change in the valuation allowance for the year ended December 31, 2005 was due to the sale of the Bookendz product line (see note 15) which was fully reserved at December 31, 2004 but as a result of the sale in 2005, required the Company to record a deferred tax liability at December 31, 2005. The valuation allowance recorded for the year ended December 31, 2004 was based on the Company’s review of the temporary differences that resulted from the reverse merger and recording a valuation allowance on the deferred tax assets for the items which more likely than not were not realizable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical taxable income including available net operating loss carryforwards to offset taxable income, and projected future taxable income in making this assessment.

The Company has a federal and state net operating loss of approximately $490,000, which, if not used, will expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

          NOTE 9 – SEGMENT REPORTING

The Company has three product lines, the Nature Vision, Inc. products, Vaddio video equipment used for video conferencing and presentations, and photographic cameras and lighting equipment. The following summarizes the Company’s segments:

	12-31-05	12-31-04

Assets
Nature Vision, Inc.	$9,180,801	$5,666,577
Vaddio	2,419,618	1,516,347
Photographic	4,349,334	4,622,745

Total	$15,949,753	$11,805,669

	12-31-05	12-31-04

Property & Equipment Additions
Nature Vision, Inc.	$657,065	$398,936
Vaddio	—	—
Photographic	108,101	$70,363

Total	$765,166	$469,299

	Years Ended

	12-31-05	12-31-04

Sales
Nature Vision, Inc.	$11,663,438	$8,972,752
Vaddio	6,233,922	1,440,213
Photographic	6,356,699	1,948,578

Total	$24,254,059	$12,361,543

	12-31-05	12-31-04

Gross Profit
Nature Vision, Inc.	$4,118,582	$2,571,358
Vaddio	2,005,051	341,579
Photographic	1,506,499	486,517

Total	$7,630,132	$3,399,454

	12-31-05	12-31-04

Depreciation and Amortization
Nature Vision, Inc.	$211,460	$197,739
Vaddio	32,090	9,338
Photographic	104,314	33,171

Total	$347,864	$240,248

          Foreign Sales

Included in the consolidated statements of operations are foreign sales of $2,080,226 and $566,074 for the years ended December 31, 2005 and 2004, respectively.

          Foreign Inventory

Included in the consolidated balance sheets are international inventories of $1,164,865 and $273,647 at December 31, 2005 and December 31, 2004, respectively. Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision division products and finished goods held in Europe for sale of Photo Control division products.

          NOTE 10 – CONTRACT PAYABLE - VADDIO

Photo Control Corporation entered into employment agreements with 3 employees in connection with the acquisition of the Vaddio assets. The agreements, which expire on December 31, 2006, provides for an annual base salary and bonus payments under each employment agreement, equal to 3.4% to each employee of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1,600,000 and $2,000,000 in 2005 and 2006, respectively. If the Company terminates the employment agreement with the employee without cause prior to December 31, 2006, or if the employee terminates his employment prior to December 31, 2006 under certain conditions (including a sale of all or substantially all of the assets comprising the Vaddio division or the discontinuation of the Vaddio division), then the employee is entitled to the bonus payment as defined in the agreement at the time of the termination of his employment. The employee has agreed, during his employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period. Since the bonus payment is not contingent on the continued employment of the employee and the amount due can be estimated and is likely to be paid, the amount of $900,000 (the estimated bonus payment due) was accrued at the date of the reverse merger. The amount accrued was the fair value of the liability at the date of the reverse merger. The contract payments of $187,149 and $462,420 have been paid in 2005 and 2006, respectively. Future bonuses are estimated to be $250,431, for 2006. The Company anticipates the balance, $250,431, of the original $900,000 accrued at the time of the reverse merger may be exceeded. Those additional bonuses, if any, will be expensed as earned in 2006.

          NOTE 11 – DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs were recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $723,125 and $841,478 at December 31, 2005 and December 31, 2004, respectively.

          NOTE 12 – COMMITMENTS AND CONTINGENCIES

          Employment Agreement

The Company has entered into an employment with the President and Chief Executive Officer. Upon termination of employment the agreement provides for a non-compete period of 5 years. In exchange for the non-compete, the Company is obligated to pay the employee at his base rate for a period of up to 2 years.

          License Agreement

In January 2002, Waterstrike Incorporated, (Waterstrike) granted the Company an exclusive license for the use of certain underwater camera technologies. Under the agreement, the Company is required to pay Waterstrike a royalty of $23 for each licensed product sold beginning on January 1, 2002. The agreement requires the Company to pay annual royalties based on a minimum level of unit sales. If the minimum level of unit sales in not met, the Company must pay additional royalties up to the minimum required, or forfeit the exclusivity of the agreement. For the years ended December 31, 2005 and 2004, the Company did not meet the minimum unit sales level required under the agreement and may lose the exclusivity of the license agreement. The license will terminate upon the later of the date of expiration of the last to expire patent included in the licensed technology, or the date that the Company permanently ceases the sale of the devises using the technology. Royalty expense pursuant to this exclusive license agreement was $34,754 and $26,036 for the years ended December 31, 2005 and 2004, respectively.

          NOTE 13 – CONCENTRATIONS

          Major Customers

During the year ended December 31, 2005, there were no customers that accounted for greater than 10% of total net sales. For the year ended December 31, 2004, sales to two customers amounted to approximately 12% and 11% of net sales, respectively. At December 31, 2004, approximately 14% and 12% of total accounts receivable were due from those customers.

          Major Suppliers

Purchases for the year ended December 31, 2005 include purchases from two different major suppliers, an offshore manufacturer of outdoor recreation products and a major camera manufacturer, that individually accounted for 23% and 21%, respectively, of the materials and supplies used by the Company. During 2004, the Company has moved its’ contract manufacturing offshore. This same offshore manufacturer accounted for 29% of overall purchases in 2004. Management believes minimal risk is present under this offshore manufacturing arrangement due to other suppliers being readily available. Management believes no risk is present under this camera purchasing arrangement due to other suppliers being readily available.

          NOTE 14 – SUPPLEMENTAL CASH FLOWS

	2005	2004

Supplemental Cash Flow Disclosures
Cash paid for Interest	$120,191	$37,706
Cash (received) paid for Income Taxes	(72,954)	177,686

Noncash investing and financing activities
Issuance of common stock related to reverse merger and assumptions of certain liabilities
Cash acquired	$—	$1,545,665
Accounts receivable	—	1,269,729
Inventories	—	2,685,653
Other current assets	—	57,627
Property and equipment	—	700,543
Intangible assets and other assets	—	448,395
Deferred tax assets	—	1,050,000
Current liabilities	—	1,372,747
Long-term liabilities	—	1,509,817
Common stock	—	4,875,048
Transfer of Prepaid Expenses to Property & Equipment	35,740	—

          NOTE 15 – SALE OF BOOKENDZ PRODUCT LINE

On October 28, 2005, the Company sold its Bookendz product line, related patent and remaining inventory. Upon the sale closing, the Company received gross $200,000 for the equipment and patent related to the product line. The Company paid selling expenses of $45,576. The Company received $211,582 for the inventory on November 28, 2005. The Company will also receive 10% of all future sales of product related to the patent from the buyer for a period of three years from the date of sale. These payments are to be paid quarterly, beginning in the first Quarter of 2006. These payments will be recognized as income as earned in future periods.

          NOTE 16 – RETIREMENT PLAN

As part of the reverse merger agreement, the Company adopted a 401(K) Employee Retirement Plan that was in place at Photo Control Corporation. Company contributions made to the Plan for the year end December 31, 2005 were $102,608 and for the four months from September 1, 2004 to December 31, 2004, were $13,339.

The Company has a Savings Incentive Match Plan for Employees, (SIMPLE), retirement plan for its employees. Company contributions made to the plan for the years ended December 31, 2004 were, $13,385. As of January 1, 2005, the SIMPLE plan was discontinued.

          NOTE 17 – SUBSEQUENT EVENTS

In January 2006, the Company sold both vehicles owned and paid off the remaining balance due to GMAC.

On February 28, 2006, the Company purchased substantially all the assets of Vector Sportfishing LLC., for $370,722 in cash. The Company also entered into a royalty agreement for sales of the purchased products until December 31, 2009. The royalty agreement is not anticipated to be material. The purchase provides the Company with a new line of products, downriggers for controlled depth fishing, for the outdoor recreation division, Nature Vision. The product line will also provide a platform for additional product innovation. The acquisition was financed with the existing line of credit. The pro forma results of operations as if the Vector Sportfishing LLC purchase occurred on January 1, 2004 are not material.