Form 10QSB
period 2006-03-31
NATURE VISION, INC.
filed 2006-05-22
CIK 78311

INDEX

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number : 0-7475

NATURE VISION, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 NW 4th Street

Brainerd, MN 56401

(Address of principal executive offices)

(218) 825-0733

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of May 19, 2006, was 2,217,887. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

NATURE VISION, INC. INDEX

i

INDEX

Part I

Item 1: Financial Information

Nature Vision, Inc. and Subsidiaries

Consolidated Balance Sheet (Unaudited)

March 31, 2006 and December 31, 2005

ASSETS	Unaudited
	March 31, 2006	December 31, 2005
CURRENT ASSETS
Cash and Cash Equivalents	$—	$—
Accounts Receivable, net	2,164,000	3,672,353
Inventories, net	9,557,464	8,321,002
Prepaid Expenses	393,264	410,459
Deferred Income Taxes	644,000	350,000
Total Current Assets	12,758,728	12,753,814

PROPERTY AND EQUIPMENT, NET	2,163,548	1,887,926

NON-CURRENT ASSETS
Building and Land Held for Sale, Net	641,086	641,086
Cash Value Life Insurance	134,080	135,698
Deferred Income Taxes	435,746	435,746
Intangibles - net	143,926	95,483

Total Non-Current Assets	1,354,838	1,308,013

TOTAL ASSETS	$16,277,114	$15,949,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$389,094	$377,552
Current Portion Contract Payable Vaddio	250,431	462,420
Current Portion of Long-Term Debt	15,100	55,649
Current Portion of Deferred Retirement Benefits	70,625	71,400
Line of Credit, Bank	3,560,000	2,230,000
Accounts Payable	1,180,066	1,481,334
Accrued Payroll and Payroll Taxes	510,803	483,352
Accrued Expenses	661,270	690,324
Income Taxes Payable	0	2,000

Total Current Liabilities	6,637,389	5,854,031

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	384,843	387,016
Deferred Retirement Benefits	621,704	651,725
Contract Payable Vaddio, Net of Current Portion	0	250,431
Deferred Income Taxes	514,200	514,200

Total Non-Current Liabilities	1,520,747	1,803,372

Total Liabilities	8,158,136	7,657,403

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share
25,000,000 Shares Authorized
Common Shares Issued and Outstanding at
March 31, 2006 were 2,217,887
and December 31, 2005 were 2,178,887	354,862	348,620
Additional Paid-In Capital	6,698,487	6,436,409
Retained Earnings	1,065,629	1,507,321

Total Stockholders’ Equity	8,118,978	8,292,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,277,114	$15,949,753

See accompanying notes to consolidated financial statements.

INDEX

Nature Vision, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Quarters Ended March 31, 2006 and 2005

	2006	2005

SALES, NET	$4,666,591	$5,454,365

COST OF GOODS SOLD	3,107,703	4,081,677

GROSS PROFIT	1,558,888	1,372,688

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,250,991	1,471,582

LOSS FROM OPERATIONS	(692,103)	(98,894)

OTHER INCOME(EXPENSE)
Interest Expense	(50,876)	(7,514)
Interest Income	0	517
Gain on Sale of Property and Equipment	2,814	0
Other Income	4,473	4,212

Net Other Expenses	(43,589)	(2,785)

LOSS BEFORE TAXES	(735,692)	(101,679)

PROVISION FOR INCOME TAX EXPENSE(REFUND)	(294,000)	(37,000)

NET LOSS	$(441,692)	$(64,679)

Loss per Common Share
Basic	$(0.20)	$(0.03)
Diluted	$(0.20)	$(0.03)

Weighted Average Common Shares
Basic	2,202,348	2,178,559
Diluted	2,202,348	2,178,559

See accompanying notes to consolidated financial statements.

INDEX

Nature Vision, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Quarters Ended March 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(441,692)	$(64,679)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and Amortization	118,311	100,534
Gain on Disposal of Property and Equipment	(2,814)	0
Provision for Deferred Income Taxes	(294,000)	0
Change in Deferred Retirement Benefits	(336)	13,411
Change in Bad Debt Reserve	6,000	0
Changes in Operating Assets and Liabilities
Accounts Receivable	1,502,353	310,041
Income Taxes Receivable	0	(78,000)
Inventories, net	(1,236,462)	(246,038)
Prepaid Expenses	17,195	87,784
Accounts Payable	(301,269)	267,006
Other Non-current Assets	1,618	(1,240)
Income Taxes Payable	(2,000)	0
Accrued Payroll and Payroll Taxes	27,450	(118,470)
Accrued Expenses	(29,054)	124,824
Payments on Deferred Retirement Benefits	(30,459)	(30,459)

Net Cash Flows from Operating Activities	(665,159)	364,714

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(425,996)	(156,369)
Proceeds from Sale of Property and Equipment	42,855	0
Purchases of Intangibles	(56,420)	0

Net Cash Flows from Investing Activities	(439,561)	(156,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks issued in excess of Cash in Bank	11,542	249,653
Net Advances (Payments) from Line of Credit, Bank	1,330,000	(240,000)
Principal Payments on Long-term Debt	(42,722)	(11,381)
Payments on Contract Payable	(462,420)	(187,149)
Cash Received on Exercise of Options	268,320	0

Net Cash Flows from Financing Activities	1,104,720	(188,877)

Net Change in Cash and Cash Equivalents	0	19,468

CASH AND CASH EQUIVALENTS - January 1, 2006 and 2005	0	41,572

CASH AND CASH EQUIVALENTS - March 31, 2006 and 2005	$0	$61,040

Supplemental Cash Flow Disclosures;
Cash paid for Interest	$51,600	$10,695
Cash paid for Income Taxes	$2,000	$41,000

See accompanying notes to consolidated financial statements.

INDEX

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at March 31, 2006 and the consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the three months ended March 31, 2006 and 2005. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

INDEX

ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable are in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $43,000 at March 31, 2006 and $37,000 at December 31, 2005.

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

BUILDING AND LAND HELD FOR SALE

On June 30, 2005, management signed an agreement to market for sale the building and land located in Brainerd, Minnesota. The building and land includes our current assembly and distribution facility and our corporate headquarters. Accordingly, we have reflected the carrying value of the building as held for sale as of March 31, 2006 and December 31, 2005. As a result, we have discontinued recording depreciation on the building effective July 1, 2005 and management believes that the current market value of the building and land is in excess of its carrying value. The building and land held for sale related to the Nature Vision, Inc. segment.

INTANGIBLE ASSETS

Intangible assets consisted primarily of patents and indefinable intangible assets, (distribution network, intellectual property and employment contract for the Vaddio product line), and are being amortized using the straight-line method over their estimated useful lives ranging from three to six years. Amortization expense was $7,977 and $17,166 for the three months ended March 31, 2006 and 2005, respectively. Accumulated amortization related to these assets was $71,935 at March 31, 2006 and $63,958 at December 31, 2005. Estimated remaining amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $37,274, $40,705, $25,733, $22,122 and $15,270, respectively.

INDEX

Schedule of Intangible Assets

	Gross Amount	Accumulated Amortization	Net Value at March 31, 2006

Trademarks	$9,085	$5,910	$3,175
Patents	$54,199	$26,480	$27,719
Vector – Non-compete Contract	$56,420	$—	$56,420
Vaddio – Employment Contract	$23,328	$11,394	$11,934
Vaddio – Distribution Network	$32,715	$15,981	$16,734
Vaddio – Intellectual Property	$40,114	$12,170	$27,944

Totals	$215,861	$71,935	$143,926

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2005
Trademarks	$9,085	$5,730	$3,355
Patents	$54,199	$24,027	$30,172
Vector – Non-compete Contract	$—	$—	$—
Vaddio – Employment Contract	$23,328	$9,854	$13,474
Vaddio – Distribution Network	$32,715	$13,820	$18,895
Vaddio – Intellectual Property	$40,114	$10,527	$29,587

Totals	$159,441	$63,958	$95,483

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

ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management’s estimates. Nature Vision, Inc. provides a standard one-year warranty program for its products. Photo warrants its products for one or two years. The allowance reserve for sales returns and warranty cost was $205,000 and $295,000 at March 31, 2006 and December 31, 2005, respectively. The following table provides the expense recorded and charges against the reserve for the three months ended March 31, 2006 and 2005.

INDEX

	March 31

	2006	2005

Accrued balance – beginning	$295,000	$200,000
Provision	6,386	75,577
Claims incurred	(96,386)	(75,577)

Accrued balance – ending	$205,000	$200,000

PREPAID EXPENSES

Included in prepaid expenses is purchased advertising time on television programs, advertising space in outdoor publications and catalogs for Nature Vision, Inc. products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Advertising costs for Photo are expensed as incurred. Prepaid advertising expenses were $277,784 and $127,881 for March 31, 2006 and December 31, 2005, respectively. Advertising expensed was $319,199 and $332,698 for the three months ended March 31, 2006 and 2005, respectively.

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

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense was $51,307 and $36,940 for the three months ended March 31, 2006 and 2005 respectively.

STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123 (R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. The Company’s options as of December 31, 2005 were fully vested and no stock-based agreements were issued during the three months ended March 31, 2006. Therefore, there was no SFAS No. 123(R) compensation expense for the three months ended March 31, 2006. Future awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

        As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At March 31, 2006, 197,958 stock options are outstanding which were all fully vested as of December 31, 2005. The Company expects that the impact on earnings for the remainder of the year ending December 31, 2006 for stock based compensation will be $0 and estimates the impact on future earnings to be approximately $0 based on the options outstanding as of March 31, 2006.

INDEX

        Expected volatility is based on implied volatility from historical volatility of our stock price since January 2, 2004. The Company uses historical Company and industry data along with implied data to estimate the expected option life and the expected dividend yield. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. Based upon the lack of history, the Company will estimate a forfeiture rate upon the granting of options which will be considered to be a reasonable indicator of future performance in the opinion of management. Therefore, the Company has not assumed any forfeiture rate for options issued.

Quarter ended March 31, 2005

Net Loss:
As reported	$(64,679)
Pro forma	$(64,679)
Basic net loss per common share:
As reported	$(.03)
Pro forma	$(.03)
Diluted net loss per common share:
As reported	$(.03)
Pro forma	$(.03)
Stock based compensation:
As reported	$0
Pro forma	$0

In determining the compensation cost of options granted during the quarters ended March 31, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. There were no options issued that vested or were granted during the three months ended March 31, 2006 and 2005.

NET LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share. There were no dilutive common stock equivalents, options and warrants, for the three months ended March 31, 2006 and March 31, 2005, respectively. Anti-dilutive options were 197,958 and 283,958 at March 31, 2006 and March 31, 2005, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 151

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The adoption of SFAS No. 151 was not material on the Company’s consolidated financial statements.

SFAS No. 153

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets” which amends APB Opinion No. 29, “Accounting for Non-monetary Transactions.” APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The adoption of SFAS No. 153 was not material on the Company’s consolidated financial statements.

NOTE 2 — INVENTORIES

Inventories consisted of the following at:

	March 31, 2006	December 31, 2005

Raw Materials	$4,305,790	$3,672,745
Work in Progress	624,658	318,145
Finished Goods	4,902,016	4,550,112

Total	9,832,464	8,541,002
Less: Valuation Allowance	(275,000)	(220,000)

Inventories, net	$9,557,464	$8,321,002

INDEX

Foreign Inventory

Included in the consolidated balance sheets are international inventories of $296,043 and $1,164,865 at March 31, 2006 and December 31, 2005, respectively. Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision division products and finished goods held in Europe for sale of Photo Control division products.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2006	December 31, 2005

Land	$169,460	$169,460
Buildings and improvements	424,255	415,621
Tooling	977,074	977,073
Office furniture and equipment	513,123	326,019
Warehouse equipment	438,976	173,793
Vehicles	—	82,708
Construction in progress	652,739	687,665

Total	3,175,627	2,832,339
Less: Accumulated depreciation	(1,012,079)	(944,413)

Net	$2,263,548	$1,887,926

Depreciation expense of $110,334 and $83,368 was recorded for the three months ended March 31, 2006 and 2005, respectively.

NOTE 4 — LINE OF CREDIT, BANK

The Company had a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $4,000,000 which was to expire July 1, 2006. Interest will be payable monthly at prime plus .75%, (8.50% at March 31, 2006), with a minimum interest rate of 5%. The line of credit is collateralized by accounts receivable, inventories, property and equipment. The agreement requires the following affirmative covenants measured based upon December 31 financial results, minimum of net worth of $7,000,000, debt to equity of less than 1.0 to 1.0, and a debt service ratio to exceed 1.2 to 1.0. The Company has revised the line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $5,000,000 which expires July 1, 2006. Interest will be payable monthly at prime plus .75% with a minimum interest rate of 5%. The line of credit is collateralized by accounts receivable, inventories, property and equipment. The agreement requires the following affirmative covenants measured based upon December 31 financial results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0. The Company was in compliance with all covenants at December 31, 2005. The balance outstanding on the line of credit was $3,560,000, and $2,230,000 at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 the Company had $440,000 of funds available. In April upon the revision additional funds were available up to $5,000,000.

INDEX

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following at:

	March 31, 2006	December 31, 2005

Note Payable – First National Bank of Deerwood – monthly installments of $4,126 including interest at a variable rate of .75% over the index rate (7.25%, and 6.0% at September 30, 2005 and December 31, 2004, respectively), with a final payment due June 10, 2009, secured by a mortgage on the Company’s land and building located in Brainerd, MN	$399,943	$404,068

Note Payable – GMAC – paid in full in January 2006	—	38,597

Totals	399,943	442,665
Less: Current portion	(15,100)	(55,649)

Net Long-term Debt	$384,843	$387,016

NOTE 6 — INCOME TAXES

The provision for income taxes consists of the following components for the three months ended March 31;

	2006	2005

Current	$—	$(37,000)
Deferred	(294,000)	—

Total Provision for Income Taxes	$(294,000)	$(37,000)

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax (loss)income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31 to the Company’s effective rate is as follows;

	2006	2005

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(2.8)	(2.8)
Permanent differences and other including surtax exemption	(2.6)	1.0
Research and development credit	(0.6)	(0.6)

Effective Tax Rate	(40.0)%	(36.4)%

The net deferred tax assets and liabilities included in the financial statements include the following amounts;

	3/31/06	12/31/05

Current Amounts

Deferred tax assets	$644,000	$350,000

Net Current Deferred Tax Assets	$644,000	$350,000

Non-current Amounts

Deferred Tax Assets	$435,746	$435,746
Deferred Tax Liabilities, net	(514,200)	(514,200)

Net Non-current Deferred Tax Liability	$78,454	$78,454

Net Deferred Tax Asset	$565,546	$271,546

INDEX

NOTE 7 – SEGMENT REPORTING

The Company has three product lines, the Nature Vision, Inc. products, Vaddio video equipment used for video conferencing and presentations, and photographic cameras and lighting equipment. The following summarizes the Company’s segments:

Assets	3-31-06	12-31-05

Nature Vision, Inc.	$8,120,060	$9,180,801
Vaddio	3,805,931	2,419,618
Photographic	4,351,153	4,349,334

Total	$16,277,114	$15,949,753

Property & Equipment Additions	3-31-06	12-31-05

Nature Vision, Inc.	$293,890	$657,065
Vaddio	44,527	—
Photographic	10,999	108,101

Total	$349,416	$765,166

	Three Months Ended

Sales	3-31-06	3-31-05

Nature Vision, Inc.	$1,670,954	$2,904,025
Vaddio	1,800,292	1,087,483
Photographic	1,195,345	1,462,857

Total	$4,666,591	$5,454,365

Gross Profit	3-31-06	3-31-05

Nature Vision, Inc.	$464,107	$765,621
Vaddio	700,500	240,969
Photographic	394,281	366,098

Total	$1,558,888	$1,372,688

Depreciation and Amortization	3-31-06	3-31-05

Nature Vision, Inc.	$90,810	$64,950
Vaddio	17,281	6,943
Photographic	10,220	28,641

Total	$118,311	$100,534

INDEX

NOTE 8 – CONTRACT PAYABLE — VADDIO

Photo Control Corporation entered into employment agreements with 3 employees in connection with the acquisition of the Vaddio assets. The agreements, which expire on December 31, 2006, provide for an annual base salary and bonus payments under each employment agreement, equal to 3.4% of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $2,000,000 in 2006. If the Company terminates the employment agreement with the employee without cause prior to December 31, 2006, or if the employee terminates his employment prior to December 31, 2006 under certain conditions (including a sale of all or substantially all of the assets comprising the Vaddio division or the discontinuation of the Vaddio division), then the employee is entitled to the bonus payment as defined in the agreement at the time of the termination of his employment. The employee has agreed, during his employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period. Since the bonus payment is not contingent on the continued employment of the employee and the amount due can be estimated and is likely to be paid, the amount of $900,000 (the estimated bonus payment due) was accrued at the date of the reverse merger. The amount accrued was the fair value of the liability at the date of the reverse merger. The contract payments of $462,420, have been paid in March 2006. The Company anticipates the balance, $250,431, of the original $900,000 accrued at the time of the reverse merger may be exceeded. Those additional bonuses, if any, will be expensed as earned in 2006.

NOTE 9 – STOCK OPTIONS

The Company had 39,000 options exercised in January and February 2006. Total proceeds from the exercise were $268,320.

NOTE 10 – DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs are recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $692,329 and $723,125 at March 31, 2006 and December 31, 2005, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreement
The Company has entered into an employment agreement with the President and Chief Executive Officer. Upon termination of employment the agreement provides for a non-compete period of 5 years. In exchange for the non-compete, the Company is obligated to pay the employee at his base rate for a period of up to 2 years.

License Agreement
In January 2002, Waterstrike Incorporated, (Waterstrike) granted the Company an exclusive license for the use of certain underwater camera technologies. Under the agreement, the Company is required to pay Waterstrike a royalty of $23 for each licensed product sold beginning on January 1, 2002. The agreement requires the Company to pay annual royalties based on a minimum level of unit sales. If the minimum level of unit sales is not met, the Company must pay additional royalties up to the minimum required, or forfeit the exclusivity of the agreement. For the years ended December 31, 2005 and 2004, the Company did not meet the minimum unit sales level required under the agreement and may lose the exclusivity of the license agreement. The license will terminate upon the later of the date of expiration of the last to expire patent included in the licensed technology, or the date that the Company permanently ceases the sale of the devises using the technology. Royalty expense pursuant to this exclusive license agreement was $0 and $0 for the quarters ended March 31, 2006 and 2005, respectively.

INDEX

NOTE 12 – CONCENTRATIONS

Major Customers
During the quarter ended March 31, 2006, there were no customers that accounted for greater than 10% of total net sales. For the quarter ended March 31, 2005, sales to a customer amounted to approximately 14% of net sales. At March 31, 2005, approximately 10% of total accounts receivable was due from that customer.

Foreign Sales
Included in the consolidated statements of operations are foreign sales of $310,059 and $542,662 for the quarters ended March 31, 2006 and 2005 respectively.

Major Suppliers
Purchases for the quarter ended March 31, 2006 include purchases from two different major suppliers, an offshore manufacturer of outdoor recreation products and a major camera manufacturer, that individually accounted for 48% and 28%, respectively, of the materials and supplies used by the Company. Purchases for the quarter ended March 31, 2005 include purchases from two different major suppliers, an offshore manufacturer of outdoor recreation products and a major camera manufacturer, that individually accounted for 18% and 15%, respectively, of the materials and supplies used by the Company. Management believes minimal risk is present under this offshore manufacturing arrangement due to other suppliers being readily available. Management believes no risk is present under this camera purchasing arrangement due to other suppliers being readily available.

INDEX

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

INDEX

Gross Profit

We define gross profit as the difference between revenue and cost of goods sold. We believe our gross profit is our best metric to manage the business on a divisional and product line basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include directly identifiable operating costs and other expenses. The majority of these costs are fairly consistent from month to month. Selling costs for both of our divisions consist of payroll, commissions, product management, marketing, advertising and servicing accounts costs. General and administrative costs for both divisions include payroll, product design, product development, engineering, order processing costs, management information systems, accounting and administrative. Shared general and administrative expenses include costs associated with general corporate management and shared departmental services such as legal, external accounting, management information systems, finance, insurance and human resources. Other costs consist primarily of interest on the existing line of credit. The interest rate on the credit facility floats with prime, at prime plus .75%. As rates have increased over several quarters, these costs have continued to rise.

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

Turn around in Photo Control Division. In a short period of 10 months from the date of the merger the photographic division was able to return to profitability. Increased sales, improved gross profit margins and focus on efficiencies were the main drivers in the turnaround. Sales increased by the addition of new channels and new products. The new products also improved gross profit margins and internal manufacturing efficiencies.

INDEX

Increased Inventories. Inventory has increased again during the first quarter of 2006 within both divisions. Within the Nature Vision division, inventories were substantially below a required level at the end of 2004 as we were unable to ship product due to being out of stock. At the end of 2005, we increased our required levels to insure a high rate of order fulfillment. Lower than anticipated first quarter 2006 sales were the main cause for the increase in inventories. We currently have stock in place to fulfill orders and management feels that all inventory is saleable. At the Photo Control division, inventories increased primarily due to new product introductions and taking advantage of an ability to level load production capabilities. We anticipate the ability to reduce the required levels within both divisions in future quarters. Should sales of existing products not achieve forecasted levels, a change in product components or customer requirements occur, such reductions may not be obtainable.

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

Results of Operations

The following table provides the percentage change in our net sales, gross profit, loss from operations, and net loss.

	Quarters Ended March 31

(in thousands)	2006	2005	Increase (Decrease)

NET SALES	$4,667	$5,454	(14.4%)

GROSS PROFIT	1,559	1,373	13.5%

(LOSS) FROM OPERATIONS	(692)	(99)	(598.9%)

NET (LOSS)	($442)	($65)	(580.0%)

INDEX

The sales decrease is primarily due to a drop in Nature Vision Division sales and is discussed in the Division Analysis below. The Photo Control Division meanwhile continued to provide double digit growth, quarter over quarter. While sales have decreased, margins continue to improve primarily as a result of new products being sold at increased gross profit margins. Operating costs for sales, marketing, general and administrative are not linear to sales during the first quarter and therefore create losses from operations. During the first quarter the Company has incurred a cost for stock based compensation. We anticipate additional one-time costs in 2006 for additional stock based compensation and for the compensation bonus resulting from the sales of Vaddio product exceeding the amount accrued at the time of the reverse merger. These costs will also be absorbed within the Photo Control division and are not comparable to 2005.

Divisional Analysis

Nature Vision Division

The following table provides the percentage change in net sales and gross profit as a percentage of net sales of the Nature Vision Division:

	Quarters Ended March 31

(in thousands)	2006	2005	Decrease

NET SALES	$1,671	$2,904	(42.5%)

GROSS PROFIT	464	766

GROSS PROFIT AS A PERCENTAGE OF SALES	27.8%	26.4%

Decreased sales were due to the carryover of unfilled demand from 2004 increasing first quarter sales for 2005 to an unusual level. The sales carryover from 2004 resulted from the demand for new product that was not available prior to year-end. This carryover increased the first quarter sales for 2005 was not repeated during the quarter ended March 31, 2006. Additionally, sales of ice fishing products and underwater viewing systems for ice fishing were impacted by a warmer than normal winter. Ice formed early in the Northern reaches of the country only to see 40-60 degree daily highs before the end of the year. Ice never reformed in many of these areas or was unstable at best, and never formed at all in other areas. Inventories were ordered in anticipation of a normal ice season and have provided for increased levels as of the end of the first quarter 2006. While sales decreased gross profit margins continue to increase. Product mix and seasonality of products can have a substantial impact on the gross profit margin for any given period.

Margins increases continue to come from our move of production offshore in 2004.

INDEX

Photo Control Division

The following table provides the percentage increase in net sales and gross profit as a percentage of net sales of the Photo Control Division:

	Quarters Ended March 31

(in thousands)	2006	2005	Increase

NET SALES	$2,996	$2,550	17.5%

GROSS PROFIT	1,095	607

GROSS PROFIT AS A PERCENTAGE OF SALES	36.5%	23.8%

Sales continue to increase primarily on the Vaddio products group new products and additional distribution channels. These new products continue to provide improved gross profit margins as well as provide additional operational efficiencies within the division. Inventory increased from year end in anticipation of the division’s historical peak selling periods in the second and third quarters. A focus on reducing inventory levels has been implemented in order to reduce future capital resource requirements.

Liquidity and Capital Resources

The Company did not record a cash balance as of March 31, 2006 and December 31, 2005. Operations for the Company are financed through an existing line of credit with a local credit facility. The major factors in uses of cash from operations netting a decrease of $798,000 were the following. The after tax loss for the quarter of $442,000 and corresponding accrual for a deferred tax credit of $294,000 are the major factors for this decrease in the first quarter of 2006. Other major factors such as a net increase in inventory levels of $1,236,000 and reduction of payables in the amount of $301,000 were offset by a reduction of receivables in the amount of $1,502,000. The inventory increase in the Nature Vision division is due to reduced sales levels for the quarter. Additionally, the Nature Vision division brought in additional product in 2005 in order to continue to maintain a high order fill rate. The Photo Control division also increased inventory to accommodate increased sales and ramp up for its historically increased sales in the second and third quarters. Both divisions are working to reduce the levels of inventories and increase inventory turns. Another major component of the decrease was a decrease in the level of receivables of $1,502,000. This decrease was due to the increased collections in the first quarter of 2006 and reduced sales during the first quarter of 2006. The final major component is a decrease in current payables of $301,000. Reduced purchases and payments upon fourth quarter receipts are the cause of this change. Investing activities also netted a decrease from capital expenditures of $307,000, including the purchase of the Vector product line. On February 28, 2006, we completed a purchase of the assets of Vector Teknologies, a small downrigger company located in Illinois for $250,000 plus inventory of approximately $70,000. The purchase has been absorbed within the Nature Vision division of operations. Management continues to review opportunities of acquisitions. Management anticipates that it will continue to invest in capital expenditures for the development of product lines to be similar to that of 2005. All of the activity for 2006 for working capital needs was financed within the current structure of the current credit facility.

INDEX

As of March 31, 2006 working capital decreased to $6,254,339, from $6,899,783 at December 31, 2005.

Nature Vision Inc. has a secured line of credit for $5,000,000 at prime plus .75%. The prime rate at March 31, 2006 was 7.75%. As of March 31, 2006, the Company had the ability to borrow against the entire line of credit. The line expires on June 30, 2006. Management believes it can renegotiate a new line of credit at that time. Management anticipates continued advances against the line of credit to fund anticipated sales growth in future quarters. The agreement requires the following affirmative covenants measured based on December 31 audited results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0. The Company was in compliance with all covenants at December 31, 2005. Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months. The Company currently has its Brainerd facility available for sale. Management anticipates the facility to be sold during 2006. Upon sale, the existing mortgage will be required to be satisfied. Management is currently negotiating to lease a new 80,000 square foot facility with an option to purchase. The Company anticipates that the proceeds from the sale will pay off the current debt on the building and fund a portion of the new facility improvements. At this time, management believes that any debt required to relocate and improve the new facility will not be substantially different than the amount currently on the balance sheet. Management believes that it will be able to obtain long-term financing for the new facility improvements. Management also believes that financing will be readily available should the purchase option be exercised.

In the first quarter of 2006, the Company received approximately $268,000 from the exercise of options for 39,000 shares. Associated stock based compensation expenses of approximately $100,000 were incurred during the same period.

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

The Company believes that the effect of inflation has not been material during the quarter ended March 31, 2006.

Off Balance Sheet Financing Arrangements

As of March 31, 2006, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

INDEX

Critical Accounting Policies

Management’s estimate of the warranty reserve is based on historical company data and managements best estimate. We evaluated the key factors and assumptions used to develop the warranty reserve in determining that it is reasonable in relation to the consolidated financial statements taken as a whole.

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

Item 3: Controls and Procedures

(a)           As of March 31, 2006 an evaluation was performed by the registrant’s President and Chief Financial Officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)           Changes in internal controls. There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

INDEX

Part II

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Listing of Exhibits:
10.1

Executive Cash Bonus Plan for the fiscal year ending December 31, 2006 for certain executive officers (previously disclosed as Item 8B of the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during this quarter.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURE VISION, INC.

Date: May 19, 2006	By:	/s/ Jeffrey P. Zernov
Its: Chief Executive Officer and President

Date: May 19, 2006	By:	/s/ Michael R. Day
Its: Chief Financial Officer