Form 10QSB
period 2006-06-30
NATURE VISION, INC.
filed 2006-08-14
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes  ☐    No ☒

The number of shares of registrant’s common stock, par value $0.16 per share, outstanding as of August 11, 2006, was 2,217,887. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (check one):
Yes  ☐    No ☒

NATURE VISION, INC.
INDEX

i

Part I

Item 1: Financial Information

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

ASSETS
	Unaudited	Audited
	June 30, 2006	December 31, 2005

CURRENT ASSETS
Cash and Cash Equivalents	$—	$—
Accounts Receivable, net	1,899,466	3,672,353
Inventories, net	9,495,336	8,321,002
Prepaid Expenses	345,004	410,459
Deferred Income Taxes	848,000	350,000

Total Current Assets	12,587,806	12,753,814

PROPERTY AND EQUIPMENT, NET	2,275,433	1,887,926

NON-CURRENT ASSETS
Building and Land Held for Sale, Net	641,086	641,086
Cash Value Life Insurance	147,146	135,698
Deferred Income Taxes	435,746	435,746
Intangibles - net	129,862	95,483

Total Non-Current Assets	1,353,840	1,308,013

TOTAL ASSETS	$16,217,079	$15,949,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$136,641	$377,552
Current Portion Contract Payable Vaddio	250,432	462,420
Current Portion of Long-Term Debt	396,180	55,649
Current Portion of Deferred Retirement Benefits	70,033	71,400
Line of Credit, Bank	4,415,000	2,230,000
Account Payable	1,114,472	1,481,334
Accrued Payroll and Payroll Taxes	355,069	483,352
Accrued Expenses	559,540	690,324
Income Taxes Payable	0	2,000

Total Current Liabilities	7,297,367	5,854,031

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	0	387,016
Deferred Retirement Benefits	592,758	651,725
Contract Payable Vaddio, Net of Current Portion	0	250,431
Deferred Income Taxes	514,200	514,200

Total Non-Current Liabilities	1,106,958	1,803,372

Total Liabilities	8,404,325	7,657,403

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at June 30, 2006 were 2,217,887 and December 31, 2005 were 2,178,887	354,862	348,620
Additional Paid-In Capital	6,698,487	6,436,409
Retained Earnings	759,405	1,507,321

Total Stockholders’ Equity	7,812,754	8,292,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,217,079	$15,949,753

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

SALES, NET	$4,644,502	$5,032,323	$9,311,093	$10,486,688

COST OF GOOD SOLD	3,320,061	3,602,920	6,427,764	7,684,597

GROSS PROFIT	1,324,441	1,429,403	2,883,329	2,802,091

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,728,480	1,369,247	3,979,471	2,840,829

(LOSS) INCOME FROM OPERATIONS	(404,039)	60,156	(1,096,142)	(38,738)

OTHER INCOME (EXPENSE)
Interest Expense	(124,056)	(19,986)	(174,932)	(27,500)
Interest Income	0	0	0	517
Gain on Sale of Property and Equipment	11,069	0	13,883	0
Other Income	6,802	6,179	11,275	10,391

Net Other Expenses	(106,185)	(13,807)	(149,774)	(16,592)

(LOSS) INCOME BEFORE TAXES	(510,224)	46,349	(1,245,916)	(55,330)

PROVISION FOR INCOME TAX EXPENSE(REFUND)	(204,000)	19,000	(498,000)	(18,000)

NET (LOSS) INCOME	$(306,224)	$27,349	$(747,916)	$(37,330)

(Loss) income per Common Share
Basic	$(0.14)	$0.01	$(0.34)	$(0.02)
Diluted	$(0.14)	$0.01	$(0.34)	$(0.02)

Weighted Average Common Shares
Basic	2,217,887	2,178,559	2,194,395	2,178,559
Diluted	2,217,887	2,254,063	2,194,395	2,178,559

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For Six Months Ended June 30, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(747,916)	$(37,330)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and Amortization	239,731	191,500
Gain on Disposal of Property and Equipment	(13,883)	0
Provision for Deferred Income Taxes	(498,000)	0
Change in Deferred Retirement Benefits	(29,875)	(52,447)
Change in Bad Debt Reserve	6,654	0
Changes in Operating Assets and Liabilities
Accounts Receivable	1,766,233	473,116
Income Taxes Receivable	0	(59,000)
Inventories, net	(1,174,334)	(1,229,502)
Prepaid Expenses	65,455	143,549
Accounts Payable	(366,862)	(21,727)
Other Non-current Assets	(11,448)	(8,907)
Income Taxes Payable	(2,000)	0
Accrued Payroll and Payroll Taxes	(128,283)	14,759
Accrued Expenses	(130,784)	(89,718)
Payments on Deferred Retirement Benefits	(30,459)	0

Net Cash Flows from Operating Activities	(1,055,771)	(675,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(645,238)	(348,112)
Proceeds from Sale of Property and Equipment	53,924	0
Purchases of Intangibles	(56,420)	0

Net Cash Flows from Investing Activities	(647,734)	(348,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in checks issued in excess of Cash in Bank	(240,911)	50,361
Net Advances from Line of Credit, Bank	2,185,000	1,140,000
Principal Payments on Long-term Debt	(46,485)	(20,965)
Payments on Contract Payable	(462,419)	(187,149)
Cash Received on Exercise of Options	268,320	0

Net Cash Flows from Financing Activities	1,703,505	982,247

Net Change in Cash and Cash Equivalents	0	(41,572)

CASH AND CASH EQUIVALENTS - January 1, 2006 and 2005	0	41,572

CASH AND CASH EQUIVALENTS - June 30, 2006 and 2005	$0	$—

Supplemental Cash Flow Disclosures;
Cash paid for Interest	$166,767	$30,631
Cash paid for Income Taxes	$2,000	$41,000

See accompanying notes to consolidated financial statements.

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

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

                    INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at June 30, 2006 and the consolidated statements of operations and cash flows for the six months and three months ended June 30, 2006 and 2005 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the six months and three months ended June 30, 2006 and 2005. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 including in the Annual Report on Form 10-KSB of the Company filed with the Securities and Exchange Commission.

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

                    ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable are in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $48,000 at June 30, 2006 and $37,000 at December 31, 2005.

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

                    BUILDING AND LAND HELD FOR SALE

On June 30, 2005, management signed an agreement to market for sale the building and land located in Brainerd, Minnesota. The building and land includes our current assembly and distribution facility and our corporate headquarters. Accordingly, we have reflected the carrying value of the building as held for sale as of June 30, 2006 and December 31, 2005. As a result, we have discontinued recording depreciation on the building effective July 1, 2005 and management believes that the current market value of the building and land is in excess of its carrying value. The building and land held for sale related to the Nature Vision, Inc. segment. On July 14, 2006 the building has been subsequently sold.

                    INTANGIBLE ASSETS

Intangible assets consisted primarily of patents and indefinable intangible assets, (distribution network, intellectual property and employment contract for the Vaddio product line), and are being amortized using the straight-line method over their estimated useful lives ranging from three to six years. Amortization expense was $22,040 and $34,332 for the six months ended June 30, 2006 and 2005, respectively and $14,063 and $17,166 for the three months ended June 30, 2006 and 2005, respectively. Accumulated amortization related to these assets was $85,998 at June 30, 2006 and $63,958 at December 31, 2005. Estimated remaining amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $23,211, $40,705, $25,733, $22,122 and $15,270, respectively.

Schedule of Intangible Assets

	Gross Amount	Accumulated Amortization	Net Value at June 30, 2006

Trademarks	$9,085	$6,090	$2,995
Patents	$54,199	$29,227	$24,972
Vector – Non-compete Contract	$56,420	$3,760	$52,660
Vaddio – Employment Contract	$23,328	$13,520	$9,808
Vaddio – Distribution Network	$32,715	$18,963	$13,752
Vaddio – Intellectual Property	$40,114	$14,439	$25,675

Totals	$215,861	$85,999	$129,862

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2005

Trademarks	$9,085	$5,730	$3,355
Patents	$54,199	$24,027	$30,172
Vector – Non-compete Contract	$—	$—	$—
Vaddio – Employment Contract	$23,328	$9,854	$13,474
Vaddio – Distribution Network	$32,715	$13,820	$18,895
Vaddio – Intellectual Property	$40,114	$10,527	$29,587

Totals	$159,441	$63,958	$95,483

                    REVENUE RECOGNITION

Nature Vision, Inc. recognizes revenue on the date products are shipped to the customer. Most sales for Nature Vision, Inc. are made with the right of return or exchange based on their policy. Sales for the Photo division are recorded when the product is shipped and returns are permitted only for defective equipment. Estimated reserves for returns are established by management based on historical experience and are subject to ongoing review and adjustment by Nature Vision, Inc. Sales and cost of goods sold are reported net of the provision for actual and estimated future returns in the accompanying consolidated statements of operations. Revenues are reported net of discounts and allowances. The Company’s revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

                    SHIPPING AND HANDLING COSTS

Shipping and handling costs charged to customers are included in sales and shipping and handling costs incurred by the Company have been included in cost of goods sold.

                    ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management’s estimates. Nature Vision provides a standard one-year warranty program for its products. Photo warrants its products for one or two years. The allowance reserve for sales returns and warranty cost was $205,000 and $295,000 at June 30, 2006 and December 31, 2005, respectively. The following table provides the expense recorded and charges against the reserve for the six months ended June 30, 2006 and 2005.

	June 30
	2006	2005

Accrued balance – beginning	$295,000	$200,000
Provision	75,121	95,575
Claims incurred	(165,121)	(95,575)

Accrued balance – ending	$205,000	$200,000

                    PREPAID EXPENSES

Included in prepaid expenses is purchased advertising time on television programs, advertising space in outdoor publications and catalogs for Nature Vision products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Advertising costs for Photo are expensed as incurred. Prepaid advertising expenses were $162,151 and $127,881 for June 30, 2006 and December 31, 2005, respectively. Advertising expensed was $751,022 and $543,268 for the six months ended June 30, 2006 and 2005, respectively and $298,823 and $210,570 for the three months ended June 30, 2006 and 2005, respectively.

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

                    RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense was $130,438 and $82,744 for the six months ended June 30, 2006 and 2005 respectively and $79,131 and $45,804 for the three months ended June 30, 2006 and 2005 respectively.

                    STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123 (R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. The Company’s options as of December 31, 2005 were fully vested and no stock-based agreements were issued during the six and three months ended June 30, 2006. Therefore, there was no SFAS No. 123(R) compensation expense for the six and three months ended June 30, 2006. Future awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

          As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At June 30, 2006, 197,958 stock options are outstanding which were all fully vested as of December 31, 2005. The Company expects that the impact on earnings for the remainder of the year ending December 31, 2006 for stock based compensation will be $0 and estimates the impact on future earnings to be approximately $0 based on the options outstanding as of June 30, 2006.

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

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Net (Loss) Income:
As reported	($306,224)	$27,349	($747,916)	($37,330)
Pro forma	($306,224)	$27,349	($747,916)	($37,330)

Basic net (loss) income per common share:
As reported	($.14)	$.01	($.34)	($.02)
Pro forma	($.14)	$.01	($.34)	($.02)

Diluted net (loss) income per common share:
As reported	($.14)	$.01	($.34)	($.02)
Pro forma	($.14)	$.01	($.34)	($.02)

Stock based compensation:
As reported	$0	$0	$0	$0
Pro forma	$0	$0	$0	$0

In determining the compensation cost of options granted during the six months and three months ended June 30, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. There were no options issued that vested or were granted during the six or three months ended June 30, 2006 and 2005.

                    NET LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share. There were no dilutive common stock equivalents, options and warrants, for the six and three months ended June 30, 2006 and 2005, respectively. Anti-dilutive options were 197,958 and 149,250 at June 30, 2006 and 2005, respectively.

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

FIN No. 48

In July 2006, FASB published Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.

NOTE 2 – INVENTORIES

Inventories consisted of the following at:

	June 30, 2006	December 31, 2005

Raw Materials	$4,712,311	$3,672,745
Work in Progress	332,812	318,145
Finished Goods	4,840,213	4,550,112

Total	9,885,336	8,541,002
Less: Valuation Allowance	(390,000)	(220,000)

Inventories, net	$9,495,336	$8,321,002

          Foreign Inventory

Included in the consolidated balance sheets are international inventories of $456,006 and $1,164,865 at June 30, 2006 and December 31, 2005, respectively. Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision division products and finished goods held in Europe for sale of Photo Control division products.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2006	December 31, 2005

Land	$169,460	$169,460
Buildings and improvements	430,646	415,621
Tooling	989,298	977,073
Office furniture and equipment	515,879	326,019
Warehouse equipment	489,180	173,793
Vehicles	—	82,708
Construction in progress	799,510	687,665

Total	3,393,973	2,832,339
Less: Accumulated depreciation	(1,118,540)	(944,413)

Net	$2,275,433	$1,887,926

Depreciation expense of $217,690 and $157,168 was recorded for the six months ended June 30, 2006 and 2005, respectively and $107,356 and $73,800 for the three months ended June 30, 2006 and 2005, respectively.

NOTE 4 – LINE OF CREDIT, BANK

The Company has a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $5,000,000 which expires October 1, 2006. Interest will be payable monthly at prime plus .75% with a minimum interest rate of 5%. The line of credit is collateralized by accounts receivable, inventories, property and equipment. The agreement requires the following affirmative covenants measured based upon December 31 financial results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0. The Company was in compliance with all covenants at December 31, 2005. The balance outstanding on the line of credit was $4,415,000 and $2,230,000 at June 30, 2006 and December 31, 2005, respectively. The unused portion of the line of credit at June 30, 2006 was $585,000.

NOTE 5 – LONG-TERM DEBT

Long-term debt consisted of the following at:

	June 30, 2006	December 31, 2005

Note Payable - First National Bank of Deerwood - monthly installments of $4,126 including interest at a variable rate of .75% over the index rate (9.0%, and 8.0% at June 30, 2006 and December 31, 2005, respectively), with a final payment due June 10, 2009, secured by a mortgage on the Company’s land and building located in Brainerd, MN. The balance was paid in full on July 14, 2006.	$396,180	$404,068

Note Payable - GMAC – paid in full in January 2006	—	38,597

Totals	396,180	442,665
Less: Current portion	(396,180)	(55,649)

Net Long-term Debt	$—	$387,016

NOTE 6 – INCOME TAXES

The provision for income taxes consists of the following components for the six months ended June 30;

	2006	2005

Current	$—	$(18,000)
Deferred	(498,000)	—

Total Provision for Income Taxes	$(498,000)	$(18,000)

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax (loss)income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the six months ended June 30 to the Company’s effective rate is as follows;

	2006	2005

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(2.8)	(2.8)
Permanent differences and other including surtax exemption	(2.6)	4.9
Research and development credit	(0.6)	(0.6)

Effective Tax Rate	(40.0)%	(32.5)%

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax (loss)income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended June 30 to the Company’s effective rate is as follows;

	2006	2005

Federal statutory rate	(34.0)%	34.0%
State tax, net of federal benefit	(2.8)	2.8
Permanent differences and other including surtax exemption	(2.6)	4.8
Research and development credit	(0.6)	(0.6)

Effective Tax Rate	(40.0)%	41.0%

The net deferred tax assets and liabilities included in the financial statements include the following amounts;

	6/30/06	12/31/05

Current Amounts

Deferred tax assets	$848,000	$350,000

Net Current Deferred Tax Assets	$848,000	$350,000

Non-current Amounts

Deferred Tax Assets	$435,746	$435,746
Deferred Tax Liabilities, net	(514,200)	(514,200

Net Non-current Deferred Tax Liability	$78,454	$78,454

Net Deferred Tax Asset	$769,546	$271,546

NOTE 7 – SEGMENT REPORTING

The Company has three product lines, the Nature Vision, Inc. products, Vaddio video equipment used for video conferencing and presentations, and photographic cameras and lighting equipment. The following summarizes the Company’s segments:

Assets	6-30-06	12-31-05

Nature Vision, Inc.	$9,001,086	$9,180,801
Vaddio	4,018,589	2,419,618
Photographic	3,197,404	4,349,334

Total	$16,217,079	$15,949,753

Property & Equipment Additions	6-30-06	12-31-05

Nature Vision, Inc.	$549,533	$657,065
Vaddio	66,273	—
Photographic	29,432	108,101

Total	$645,238	$765,166

	Six Months Ended

Sales	6-30-06	6-30-05

Nature Vision, Inc.	$2,351,683	$4,535,215
Vaddio	3,876,408	2,432,145
Photographic	3,083,002	3,519,328

Total	$9,311,093	$10,486,688

Gross Profit	6-30-06	6-30-05

Nature Vision, Inc.	$508,408	$1,177,576
Vaddio	1,447,924	595,068
Photographic	926,997	1,029,447

Total	$2,883,329	$2,802,091

Depreciation and Amortization	6-30-06	6-30-05

Nature Vision, Inc.	$185,380	$129,898
Vaddio	32,005	12,828
Photographic	22,346	48,774

Total	$239,731	$191,500

	Three Months Ended

Sales	6-30-06	6-30-05

Nature Vision, Inc.	$680,729	$1,631,190
Vaddio	2,076,116	1,344,662
Photographic	1,887,657	2,056,471

Total	$4,644,502	$5,032,323

Gross Profit	6-30-06	6-30-05

Nature Vision, Inc.	$44,301	$411,955
Vaddio	747,424	354,099
Photographic	532,716	663,349

Total	$1,324,441	$1,429,403

Depreciation and Amortization	6-30-06	6-30-05

Nature Vision, Inc.	$94,570	$64,948
Vaddio	14,724	5,885
Photographic	12,126	20,133

Total	$121,420	$90,966

NOTE 8 – CONTRACT PAYABLE - VADDIO

Photo Control Corporation entered into employment agreements with 3 employees in connection with the acquisition of the Vaddio assets. The agreements, which expire on December 31, 2006, provides for an annual base salary and bonus payments under each employment agreement, equal to 3.4% of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $2,000,000 in 2006. If the Company terminates the employment agreement with the employee without cause prior to December 31, 2006, or if the employee terminates his employment prior to December 31, 2006 under certain conditions (including a sale of all or substantially all of the assets comprising the Vaddio division or the discontinuation of the Vaddio division), then the employee is entitled to the bonus payment as defined in the agreement at the time of the termination of his employment. The employee has agreed, during his employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period. Since the bonus payment is not contingent on the continued employment of the employee and the amount due can be estimated and is likely to be paid, the amount of $900,000 (the estimated bonus payment due) was accrued at the date of the reverse merger. The amount accrued was the fair value of the liability at the date of the reverse merger. The contract payments of $462,420, have been paid in March 2006. Future bonuses are estimated to be $250,432 for 2006.

NOTE 9 – STOCK OPTIONS

The Company had 39,000 options exercised in January and February 2006. Total proceeds from the exercise was $268,320.

NOTE 10 – DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs are recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $662,791 and $723,125 at June 30, 2006 and December 31, 2005, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreement
The Company has entered into an employment with the President and Chief Executive Officer. Upon termination of employment the agreement provides for a non-compete period of 5 years. In exchange for the non-compete, the Company is obligated to pay the employee at his base rate for a period of up to 2 years.

License Agreement
In January 2002, Waterstrike Incorporated, (Waterstrike) granted the Company an exclusive license for the use of certain underwater camera technologies. Under the agreement, the Company is required to pay Waterstrike a royalty of $23 for each licensed product sold beginning on January 1, 2002. The agreement requires the Company to pay annual royalties based on a minimum level of unit sales. If the minimum level of unit sales in not met, the Company must pay additional royalties up to the minimum required, or forfeit the exclusivity of the agreement. For the years ended December 31, 2005 and 2004, the Company did not meet the minimum unit sales level required under the agreement and may lose the exclusivity of the license agreement. The license will terminate upon the later of the date of expiration of the last to expire patent included in the licensed technology, or the date that the Company permanently ceases the sale of the devises using the technology. Royalty expense pursuant to this exclusive license agreement was $0 and $0 for the six and three months ended June 30, 2006 and 2005, respectively.

NOTE 12 – CONCENTRATIONS

Major Customers
During the six months ended June 30, 2006, there were two customers that each accounted for greater than 10% of total net sales. For the six months ended June 30, 2006, sales to those customers amounted to approximately 10% and 11% of net sales respectively and for the six months ended June 30, 2005 amounted to approximately 11% and 7% of total net sales. At June 30, 2006, approximately 2% and 6% of total accounts receivable were due from those customers respectively and at December 31, 2005, approximately 6% and 1% of total accounts receivable were due from those customers respectively.

Foreign Sales
Included in the consolidated statements of operations are foreign sales of $1,248,846 and $910,733 for the six months ended June 30, 2006 and 2005 respectively and $583,569 and $368,071 for the three months ended June 30, 2006 and 2005 respectively.

Major Suppliers
Purchases for the six months ended June 30, 2006 include purchases from two different major suppliers, an offshore manufacturer of outdoor recreation products and a major camera manufacturer, that individually accounted for 26% and 24%, respectively, of the materials and supplies used by the Company. Purchases for the six months ended June 30, 2005 include purchases from two different major suppliers, an offshore manufacturer of outdoor recreation products and a major camera manufacturer, that individually accounted for 20% and 44%, respectively, of the materials and supplies used by the Company. Management believes minimal risk is present under this offshore manufacturing arrangement due to other suppliers being readily available. Management believes minimal risk is present under this camera purchasing arrangement due to other suppliers being readily available.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Increased Inventories. Inventory increased during the second quarter of 2006 within both divisions since the end of the year. Within the Nature Vision division, inventories were substantially below a required level at the end of 2004 as we were unable to ship product due to being out of stock. At the end of 2005, we increased our required levels to insure a high rate of order fulfillment. Lower than anticipated sales in the first six months of 2006 were the main cause for the increase in inventories. We currently have stock in place to fulfill orders and management feels that the inventory is saleable. At the Photo Control division, inventories increased primarily due to new product introductions and taking advantage of an ability to level load production capabilities. We anticipate the ability to reduce the required levels within both divisions in future quarters. Should sales of existing products not achieve forecasted levels, a change in product components or customer requirements occur, such reductions may not be obtainable.

Increased oil prices. Increased oil prices may affect us negatively. If gasoline prices should continue to increase, consumers may opt to reduce the amount of discretionary spending on entertainment items and take fewer vacations. Increased oil prices continue to impact the costs of material components, primarily plastic related parts. We rely on outsourced production and the costs for the associated shipping could materially impact the cost of product and gross profit margins.

Increased interest costs. Given the cyclical nature of our business we are reliant on a credit facility. As growth rates dictate additional borrowing, interest rates have consistently increased, impacting the costs of financing. If we are unable to maintain favorable financing arrangements it will impact the overall profitability of the Company.

Acquisition opportunities. We continue to evaluate opportunities for strategic acquisitions. These acquisitions are expected to be accretive to earnings. These potential acquisitions will require financing which we anticipate we will be able to obtain.

Investment in infrastructure. We will continue investing in our infrastructure to support our new distribution facility and in our management information systems. We will also continue to invest in qualified employees to support our organic growth with new product innovation. We expect that we will continue to make investments in our data systems, and we expect to hire additional employees in our distribution services, and have hired in our engineering and administrative areas in a manner appropriate to support our anticipated revenue growth.

Results of Operations

The following table provides the percentage change in our net sales, gross profit, loss from operations, and net loss.

	Quarter ended June 30			Six Months ended June 30

(in thousands)	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)

Net Sales	$4,645	$5,032	(7.7%)	$9,311	$10,487	(11.2%)

Gross Profit	1,324	1,429	(7.3%)	2,883	2,802	2.9%

Income(Loss) from Operations	(404)	60	(773.3%)	(1,096)	(39)	(525.0%)

Net Income(Loss)	$(306)	$27	(1,233.3%)	$(748)	$(37)	(1921.6%)

The sales decrease is primarily due to a drop in Nature Vision Division sales and is discussed in the Division Analysis below. The Photo Control Division meanwhile continued to provide double digit growth, year over year and quarter over quarter. While sales have decreased, margins continue to improve primarily as a result of new products being sold at increased gross profit margins. Operating costs for sales, marketing, general and administrative are not linear to sales during the six months ended June 30, 2006 and therefore create losses from operations. During the first quarter the Company has incurred a cost for stock based compensation. We anticipate additional one-time costs in 2006 for additional stock based compensation and for the compensation bonus resulting from the sales of Vaddio product exceeding the amount accrued at the time of the reverse merger. These costs will also be absorbed within the Photo Control division and are not comparable to 2005.

Selling, general and administrative expenses

We are continuing to invest in our infrastructure to support our new distribution facility, management information systems and anticipated growth. We have hired additional employees in our engineering and administrative areas in a manner appropriate to support our anticipated revenue growth. Research and developement expenses increased by $47,694 and $33,327 for the six and three months ended June 30, 2006 over the prior reporting periods. We anticipate our selling, general and administrative expenses for the remaining quarters in the year ending December 31, 2006 will approximate the amount incurred during the three months ended June 30, 2006.

Divisional Analysis

Nature Vision Division

          The following table provides the percentage change in net sales and gross profit from 2005 to 2006 and gross profit as a percentage of net sales for 2006 and 2005 of the Nature Vision Division:

	Quarter ended June 30			Six Months ended June 30

(in thousands)	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)

Net Sales	$681	$1,631	(58.2%)	$2,352	$4,535	(48.1%)

Gross Profit	44	412	(89.3%)	508	1,178	(56.9%)

Gross Profit as a percentage of sales	6.5%	25.3%		21.6%	26.0%

Decreased sales were due to the carryover of unfilled demand from 2004 increasing first quarter sales for 2005 to an unusual level. The sales carryover from 2004 resulted from the demand for new product that was not available prior to year-end. This carryover increased the first quarter sales for 2005 was not repeated during the quarter ended March 31, 2006. Additionally, sales of ice fishing products and underwater viewing systems for ice fishing were impacted by a warmer than normal winter. Ice formed early in the Northern reaches of the country only to see 40-60 degree daily highs before the end of the winter season. Ice never reformed in many of these areas or was unstable at best, and never formed at all in other areas. Second quarter has been historically the weakest quarter for the division’s sales. Inventories were ordered in anticipation of a normal ice season and have provided for increased levels as of the end of the first quarter 2006. Since the beginning of the year, several of our larger customers have implemented a focus on reducing inventory levels. This factor impacts the division in two areas, reduced sales and increased inventories. We anticipate this trend will continue within the industry, forcing suppliers to maintain larger inventories and satisfy orders within shorter time periods. Gross profits for the quarter were impacted by returns at a run rate similar to the prior year which was anticipated. While gross sales were down, net material margins have continued to improve as a result of our move to offshore production in 2004. Management anticipates gross margins to return to prior year levels in future quarters. Product mix and seasonality of products can have a substantial impact on the gross profit margin for any given period.

Photo Control Division

          The following table provides the percentage increase in net sales and gross profit from 2005 to 2006 and gross profit as a percentage of net sales for 2006 and 2005 of the Photo Control Division:

	Quarter ended June 30			Six Months ended June 30

(in thousands)	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)

Net Sales	$3,964	$3,401	16.6%	$6,959	$5,951	16.9%

Gross Profit	1,280	1,017	25.9%	2,375	1,625	46.2%

Gross Profit as a percentage of sales	32.3%	29.9%		34.1%	27.3%

Sales continue to increase primarily due to new products and additional distribution channels for the Vaddio product line. These new products continue to provide improved gross profit margins as well as provide additional operational efficiencies within the division. Inventory increased from year end in anticipation of the division’s historical peak selling periods in the second and third quarters. A focus on reducing inventory levels has been implemented in order to reduce future capital resource requirements.

Liquidity and Capital Resources

          The Company did not record a cash balance as of June 30, 2006 and December 31, 2005. Operations for the Company are financed through an existing line of credit with a local credit facility. The major factors in uses of cash from operations netting a decrease of $1,201,000 were the following. The after tax loss for the six months ending June 30, 2006 of $748,000 and corresponding accrual for a deferred tax credit of $498,000 are the major factors for this decrease as of June 30, 2006. Other major factors such as a net increase in inventory levels of $1,174,000 and reduction of payables in the amount of $367,000 were offset by a reduction of receivables in the amount of $1,766,000. The inventory increase in the Nature Vision division is due to reduced sales levels for the year to date. Additionally, the Nature Vision division brought in additional product in 2005 in order to continue to maintain a high order fill rate. Historically, the Nature Vision division sees increased sales in the third and fourth quarters. The Photo Control division has seen it’s inventory investment reduce from levels ending March 31, 2006 to near year end 2005 levels. Both divisions are working to reduce the levels of inventories and increase inventory turns. Another major component of the decrease in the use of cash was a decrease in the level of receivables of $1,766,000. This decrease was due to the increased collections in the first six months of 2006 and reduced sales during the same time period of 2006. The final major component is a decrease in current payables of $367,000. Reduced purchases and payments upon fourth quarter receipts are the cause of this change. Investing activities also netted a decrease from capital expenditures of $502,000, including the purchase of the Vector product line. On February 28, 2006, we completed a purchase of the assets of Vector Teknologies, a small downrigger company located in Illinois for $250,000 plus inventory of approximately $70,000. The purchase has been absorbed within the Nature Vision division of operations. Management continues to review opportunities of acquisitions. Management anticipates that it will continue to invest in capital expenditures for the development of product lines to be similar to that of 2005. All of the activity for 2006 for working capital needs was financed within the current structure of the current credit facility.

          As of June 30, 2006 working capital decreased to $5,436,039, from $6,899,783 at December 31, 2005.

          Nature Vision Inc. has a secured line of credit for $5,000,000 at prime plus ..75%. The prime rate at June 30, 2006 was 8.25%. As of June 30, 2006, the Company had the ability to borrow against the entire line of credit. The line expires on October 1, 2006. Management believes it can renegotiate a new line of credit at that time. Management anticipates continued advances against the line of credit to fund anticipated sales growth in future quarters. The agreement requires the following affirmative covenants measured based on December 31 audited results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0. The Company was in compliance with all covenants at December 31, 2005. Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months. The Company has sold its Brainerd facility on July 14, 2006. Upon the sale, the existing mortgage was satisfied. Management has negotiated a lease of a new 35,000 square foot facility. Management expects to pursue an opportunity to purchase the entire facility, a total of 80,000 square feet, in the future. The Company is currently leasing its formerly owned property back from the new owners until a move to the new facility is made. Management anticipates a move to the new facility on approximately September 1, 2006. At this time, management believes that any debt required to relocate and improve the new facility will not be substantially different than the amount currently on the balance sheet. Management believes that it will be able to obtain long-term financing for the new facility improvements. Management also believes that financing will be readily available should a purchase be executed.

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

          The Company believes that the effect of inflation has not been material during the quarter and six months ended June 30, 2006.

Off Balance Sheet Financing Arrangements

          As of June 30, 2006, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Item 3: Controls and Procedures

(a)          As of June 30, 2006 an evaluation was performed by the registrant’s President and Chief Financial Officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)          Changes in internal controls. There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation or during the second quarter ended June 30, 2006. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

          (a) The registrant held its annual meeting of shareholders on May 19, 2006.

          (b) Not applicable.

          (c) Set forth below are the matters voted upon at the registrant’s annual meeting. All proposals were approved by the registrant’s shareholders.

          Proposal No. 1 – Election of two Class III directors to hold office for three-year terms or until their successors are elected or appointed:

          Common shares voting in favor of Curtis A. Sampson: 1,690,042.
          Common shares voting to withhold authority: 10,650.

          Common shares voting in favor of Thomas F. Leahy: 1,699,342.
          Common shares voting to withhold authority: 1,350.

Item 5. Other Information. Not applicable.

Item 6. Exhibits

(a) Listing of Exhibits:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

          There were no reports on Form 8-K filed this quarter.

Signatures

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURE VISION, INC.

Date: August 14, 2006	By:	/s/ Jeffrey P. Zernov

Its: Chief Executive Officer and President

Date: August 14, 2006	By:	/s/ Michael R. Day

Its: Chief Financial Officer