Form 10QSB
period 2006-09-30
NATURE VISION, INC.
filed 2006-11-14
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of November 14, 2006, was 2,217,887. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

NATURE VISION, INC.
INDEX

i

Part I

Item 1: Financial Information

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
September 30, 2006 and December 31, 2005

ASSETS	Unaudited September 30, 2006	Reclassified December 31, 2005

CURRENT ASSETS
Cash and Cash Equivalents	$—	$—
Accounts Receivable, net	2,438,843	3,672,353
Inventories, net	7,627,878	6,240,912
Prepaid Expenses	396,585	373,459
Deferred Income Taxes	1,040,000	350,000
Current assets of discontinued operations	1,942,327	2,117,090

Total Current Assets	13,445,633	12,753,814

PROPERTY AND EQUIPMENT, NET	2,001,674	1,314,913

NON-CURRENT ASSETS
Building and Land Held for Sale, Net	565,462	1,200,001
Other assets of discontinued operations	14,098	14,098
Cash Value Life Insurance	147,764	135,698
Deferred Income Taxes	435,746	435,746
Intangibles - net	117,841	95,483

Total Non-Current Assets	1,280,911	1,881,026

TOTAL ASSETS	$16,728,218	$15,949,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$361,278	$377,552
Current Portion Contract Payable Vaddio	445,501	462,420
Current Portion of Long-Term Debt	0	55,649
Current Portion of Deferred Retirement Benefits	71,400	71,400
Line of Credit, Bank	5,125,000	2,230,000
Account Payable	1,117,076	1,481,334
Accrued Payroll and Payroll Taxes	289,888	483,352
Accrued Expenses	703,036	690,324
Income Taxes Payable	0	2,000

Total Current Liabilities	8,113,179	5,854,031

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	0	387,016
Deferred Retirement Benefits	575,507	651,725
Contract Payable Vaddio, Net of Current Portion	0	250,431
Deferred Income Taxes	514,200	514,200

Total Non-Current Liabilities	1,089,707	1,803,372

Total Liabilities	9,202,886	7,657,403

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at September 30, 2006 were 2,217,887 and December 31, 2005 were 2,178,887	354,862	348,620
Additional Paid-In Capital	6,698,487	6,436,409
Retained Earnings	471,983	1,507,321

Total Stockholders’ Equity	7,525,332	8,292,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,728,218	$15,949,753

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

SALES, NET	$4,143,757	$3,879,034	$10,371,848	$10,846,394

COST OF GOODS SOLD	2,753,662	2,552,516	7,025,421	7,747,232

GROSS PROFIT	1,390,095	1,326,518	3,346,427	3,099,162

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,743,970	1,072,379	5,058,215	3,196,404

INCOME(LOSS) FROM OPERATIONS	(353,875)	254,139	(1,711,788)	(97,242)

OTHER INCOME(EXPENSE)
Interest Expense	(98,985)	(45,187)	(273,917)	(72,687)
Interest Income	0	2	0	519
Gain on Sale of Property and Equipment	(5,275)	0	8,608	0
Other Income	(5)	5,154	43,523	13,632

Net Other Expenses	(104,265)	(40,031)	(221,786)	(58,536)

INCOME(LOSS) BEFORE TAXES	(458,140)	214,108	(1,933,574)	(155,778)

PROVISION FOR INCOME TAX EXPENSE(REFUND)	(184,000)	104,000	(767,000)	(30,000)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(274,140)	110,108	(1,166,574)	(125,778)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(13,282)	193,522	131,236	392,078

NET INCOME(LOSS)	$(287,422)	$303,630	$(1,035,338)	$266,300

Income(Loss) per Common Share
Basic	$(0.13)	$0.14	$(0.47)	$0.12
Diluted	$(0.13)	$0.13	$(0.47)	$0.12

Income (Loss) from Continuing Operations per Common Share
Basic	$(0.12)	$0.05	$(0.53)	$(0.06)
Diluted	$(0.12)	$0.05	$(0.53)	$(0.06)

Income (Loss) from Discontinued Operations per Common Share
Basic	$(0.01)	$0.09	$0.06	$0.18
Diluted	$(0.01)	$0.08	$0.06	$0.18

Weighted Average Common Shares
Basic	2,217,887	2,178,877	2,212,764	2,178,877
Diluted	2,217,887	2,255,648	2,212,764	2,229,423

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,035,338)	$266,300
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and Amortization	384,208	300,891
Gain on Disposal of Property and Equipment	(8,608)	0
Provision for Deferred Income Taxes	(690,000)	0
Change in Deferred Retirement Benefits	(30,529)	(86,167)
Change in Bad Debt Reserve	0	0
Changes in Operating Assets and Liabilities
Accounts Receivable	1,233,510	(19,857)
Income Taxes Receivable	0	89,800
Inventories, net	(1,212,203)	(2,415,873)
Prepaid Expenses	(23,126)	186,428
Accounts Payable	(364,258)	86,318
Other Non-current Assets	(12,066)	(7,816)
Income Taxes Payable	(2,000)	183,154
Accrued Payroll and Payroll Taxes	(193,464)	(39,421)
Accrued Expenses	12,712	(89,850)
Payments on Deferred Retirement Benefits	(45,689)	0

Net Cash Flows from Operating Activities	(1,986,851)	(1,546,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(1,089,524)	(479,605)
Proceeds from Sale of Property and Equipment	695,764	0
Purchases of Intangibles	(56,420)	0

Net Cash Flows from Investing Activities	(450,180)	(479,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in checks issued in excess of Cash in Bank	(16,274)	(37,511)
Net Advances from Line of Credit, Bank	2,895,000	2,270,000
Principal Payments on Long-term Debt	(442,665)	(29,913)
Payments on Contract Payable	(267,350)	(187,149)
Cash Received on Exercise of Options	268,320	0

Net Cash Flows from Financing Activities	2,437,031	2,015,427

Net Change in Cash and Cash Equivalents	0	(10,271)

CASH AND CASH EQUIVALENTS - January 1, 2006 and 2005	0	41,572

CASH AND CASH EQUIVALENTS - September 30, 2006 and 2005	$—	$31,301

Supplemental Cash Flow Disclosures;
Cash paid for Interest	$257,764	$60,593
Cash paid for Income Taxes	$2,000	$41,000

See accompanying notes to consolidated financial statements.

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    NATURE OF OPERATIONS

Nature Vision, Inc., (f/k/a Photo Control Corporation) (the “Company” or “we”) was incorporated as a Minnesota corporation in 1959. On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. The shares of the combined company trade on the Nasdaq Capital Market under the symbol, “NRVN.”

          The Company’s continuing operations has two distinct divisions, the Nature Vision Division for outdoor recreation products, located in Brainerd, Minnesota, and the Vaddio Division for audio visual products, located in Minneapolis, Minnesota. On October 20, 2006 the Company sold the Norman product line of its Photo Control division and has renamed the division the Vaddio Division. The long-term growth plans for the Company will be in the outdoor recreation markets. This growth will be generated organically and through potential strategic acquisitions.

                    INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at September 30, 2006 and the consolidated statements of operations and cash flows for the nine months and three months ended September 30, 2006 and 2005 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the nine months and three months ended September 30, 2006 and 2005. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Annual Report on Form 10-KSB of the Company filed with the Securities and Exchange Commission.

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

                    ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable are in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $37,000 at September 30, 2006 and December 31, 2005.

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

                    DISCONTINUED OPERATIONS

The sale of Nature Vision’s Norman photography product line to Promark International, Inc. was completed on October 20, 2006 pursuant to the terms of an Asset Purchase Agreement. The transaction involved the sale of inventory, equipment and certain other assets relating to the Norman photography product line. The Company negotiated the sale of these assets during the quarter ended September 30, 2006. These assets met the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows will be eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Norman photography product line and these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled “Discontinued Operations”. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 13).

                    BUILDINGS AND LAND HELD FOR SALE

On June 30, 2005, management signed an agreement to market for sale the building and land located in Brainerd, Minnesota. The building and land included our former assembly and distribution facility and our corporate headquarters. Accordingly, we reflected the carrying value of the building as held for sale as of December 31, 2005. We discontinued recording depreciation on the building effective July 1, 2005. The building and land held for sale related to the Nature Vision, Inc. segment. On July 14, 2006 the building was sold for net proceeds of $641,840, prior to the repayment of the related mortgage, resulting in a loss of $5,276.

In November 2006, management anticipates it will sign an agreement and begin marketing for sale the building and land located in Minneapolis, Minnesota. Accordingly, we have reflected the carrying value of the building as held for sale as of September 30, 2006 and December 31, 2005. As a result, we have discontinued recording depreciation on the building effective September 30, 2006 and management believes that the current market value of the building and land is in excess of its carrying value. The building and land held for sale relate to the Vaddio segment.

                    INTANGIBLE ASSETS

Intangible assets consisted primarily of patents and indefinable intangible assets, (distribution network, intellectual property and employment contract for the Vaddio product line), and are being amortized using the straight-line method over their estimated useful lives ranging from three to twelve years. Amortization expense was $34,062 and $51,498 for the nine months ended September, 2006 and 2005, respectively and $12,022 and $17,166 for the three months ended September 30, 2006 and 2005, respectively. Accumulated amortization related to these assets was $98,020 at September 30, 2006 and $63,958 at December 31, 2005. Estimated remaining amortization expense for the years ending December 31, 2006, 2007, 2008, 2009, 2010, and 2011 is $11,189, $40,705, $25,733, $22,122, $15,270, and $2,822 respectively.

Schedule of Intangible Assets

	Gross Amount	Accumulated Amortization	Net Value at September 30, 2006

Trademarks	$9,085	$6,270	$2,815
Patents	54,199	31,845	22,354
Vector – Non-compete Contract	56,420	6,580	49,840
Vaddio – Employment Contract	23,328	15,377	7,951
Vaddio – Distribution Network	32,715	21,539	11,176
Vaddio – Intellectual Property	40,114	16,409	23,705

Totals	$215,861	$98,020	$117,841

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2005

Trademarks	$9,085	$5,730	$3,355
Patents	54,199	24,027	30,172
Vector – Non-compete Contract	—	—	—
Vaddio – Employment Contract	23,328	9,854	13,474
Vaddio – Distribution Network	32,715	13,820	18,895
Vaddio – Intellectual Property	40,114	10,527	29,587

Totals	$159,441	$63,958	$95,483

                    REVENUE RECOGNITION

The Company recognizes revenue on the date products are shipped and returns are permitted for defective equipment. Estimated reserves for returns are established by management based on historical experience and are subject to ongoing review and adjustment. Sales and cost of goods sold are reported net of the provision for actual and estimated future returns in the accompanying consolidated statements of operations. Revenues are reported net of discounts and allowances. The Company’s revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

                    SHIPPING AND HANDLING COSTS

Shipping and handling costs charged to customers are included in sales and shipping and handling costs incurred by the Company have been included in cost of goods sold.

                    ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management’s estimates. Nature Vision and Vaddio provide a standard one-year warranty program for its products. The allowance reserve for sales returns and warranty cost was $205,000 and $295,000 at September 30, 2006 and December 31, 2005, respectively. The following table provides the expense recorded and charges against the reserve for the nine months ended September 30, 2006 and 2005.

	September 30
	2006	2005

Accrued balance – beginning	$295,000	$200,000
Provision	158,648	140,073
Claims incurred	(248,648)	(140,073)

Accrued balance – ending	$205,000	$200,000

                    PREPAID EXPENSES

Included in prepaid expenses is purchased advertising time on television programs, advertising space in outdoor publications and catalogs for Nature Vision products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Advertising costs for Vaddio are expensed as incurred. Prepaid advertising expenses were $254,660 and $127,881 for September 30, 2006 and December 31, 2005, respectively. Advertising expensed was $994,976 and $737,891 for the nine months ended September 30, 2006 and 2005, respectively and $243,954 and $194,623 for the three months ended September 30, 2006 and 2005, respectively.

                    INSURANCE

The Company had maintained a partially self-funded group health employee benefit plan until August 31, 2006. On September 1, 2006 the Company maintains a fully insured group health employee benefit and fully self-funded short-term disability employee benefit plan. Specific and aggregate stop loss coverage on the partially self-funded health plan was provided to limit the ultimate exposure of the Company. A liability is provided for claims incurred but not reported. Management reviews this accrual on an on-going basis and believes it is adequate to cover any such remaining claims.

                    RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense was $222,822 and $122,186 for the nine months ended September 30, 2006 and 2005 respectively and $92,384 and $39,442 for the three months ended September 30, 2006 and 2005 respectively.

                    STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123 (R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. The Company’s options as of December 31, 2005 were fully vested and no stock-based agreements were issued during the nine and three months ended September 30, 2006. Therefore, there was no SFAS No. 123(R) compensation expense for the nine and three months ended September 30, 2006. Future awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

          As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At September 30, 2006, 197,958 stock options are outstanding which were all fully vested as of December 31, 2005. The Company expects that the impact on earnings for the remainder of the year ending December 31, 2006 for stock based compensation will be $0 and estimates the impact on future earnings to be approximately $0 based on the options outstanding as of September 30, 2006.

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

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Net Income(Loss):
As reported	($287,422)	$303,630	($1,035,338)	$266,300
Pro forma	($287,422)	$303,630	($1,035,338)	$266,300

Basic net income(loss) per common share:
As reported	($.13)	$.14	($.47)	$.12
Pro forma	($.13)	$.14	($.47)	$.12

Diluted net income(loss) per common share:
As reported	($.13)	$.13	($.47)	$.12
Pro forma	($.13)	$.13	($.47)	$.12

Stock based compensation:
As reported	$0	$0	$0	$0
Pro forma	$0	$0	$0	$0

In determining the compensation cost of options granted during the nine months and three months ended September 30, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. There were no options issued that vested or were granted during the nine or three months ended September 30, 2006 and 2005.

                    NET LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share. There were dilutive common stock equivalents, options and warrants, of 50,546 and 76,771 for the nine months and three months ended September 30, 2005. There were no dilutive common stock equivalents, options and warrants, for the nine and three months ended September 30, 2006. Anti-dilutive options were 197,958 and 147,250 at September 30, 2006 and 2005, respectively.

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

                    RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157

The FASB has issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.

The Company does not feel that the adoption of SFAS No. 157 would have a material impact on their consolidated financial statements.

SFAS No. 158

The FASB has issued SFAS No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.

The Company does not feel that the adoption of SFAS No. 158 would have a material impact on their consolidated financial statements.

                    RECLASSIFICATIONS

Certain accounts in the prior periods’ consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders’ equity.

NOTE 2 – INVENTORIES

Inventories consisted of the following at:

	September 30, 2006	December 31, 2005 Reclassified

Raw Materials	$4,119,252	$2,606,517
Work in Progress	193,694	160,461
Finished Goods	3,466,932	3,568,934

Total	7,779,878	6,335,912
Less: Valuation Allowance	(152,000)	(95,000)

Inventories, net	$7,627,878	$6,240,912

          Foreign Inventory

Included in the consolidated balance sheets are foreign inventories of $1,193,255 and $1,164,865 at September 30, 2006 and December 31, 2005, respectively. Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision division products and finished goods held in Europe for sale of Vaddio division products.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2006	December 31, 2005

Land	$—	$—
Buildings and improvements	—	—
Tooling	985,190	962,975
Office furniture and equipment	493,787	326,019
Warehouse equipment	481,981	173,793
Vehicles	—	82,708
Construction in progress	1,213,643	687,665

Total	3,174,601	2,233,160
Less: Accumulated depreciation	(1,172,927)	(918,247)

Net	$2,001,674	$1,314,913

Depreciation expense of $350,146 and $249,393 was recorded for the nine months ended September 30, 2006 and 2005, respectively and $132,456 and $92,225 for the three months ended September 30, 2006 and 2005, respectively.

NOTE 4 – LINE OF CREDIT, BANK

The Company has a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $5,600,000 which expires April 1, 2007. Interest will be payable monthly at prime plus .75% with a minimum interest rate of 5%. The line of credit is collateralized by accounts receivable, inventories, property and equipment. The agreement requires the following affirmative covenants measured based upon December 31 financial results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio not to exceed 1.2 to 1.0. The Company was in compliance with all covenants at December 31, 2005. The balance outstanding on the line of credit was $5,125,000 and $2,230,000 at September 30, 2006 and December 31, 2005, respectively. The unused portion of the line of credit at September 30, 2006 was $475,000.

NOTE 5 – LONG-TERM DEBT

Long-term debt consisted of the following at:

	September 30, 2006	December 31, 2005

Note Payable - First National Bank of Deerwood - paid in full in July 2006	$—	$404,068

Note Payable - GMAC - paid in full in January 2006	—	38,597

Totals	—	442,665
Less: Current portion	—	(55,649)

Net Long-term Debt	$—	$387,016

NOTE 6 – INCOME TAXES

The provision for income taxes consists of the following components for the nine months ended September 30;

	2006	2005

Current	$—	$—
Discontinued operations	77,000	230,000
Deferred	(767,000)	(30,000)

Total Benefit from Income Taxes	$(690,000)	$200,000

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax (loss)income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the nine months ended September 30 to the Company’s effective rate is as follows;

	2006	2005

Federal statutory rate	(34.0)%	34.0%
State tax, net of federal benefit	(2.8)	2.8
Permanent differences and other including surtax exemption	(2.6)	6.7
Research and development credit	(0.6)	(0.6)

Effective Tax Rate	(40.0)%	42.3%

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax (loss)income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended September 30 to the Company’s effective rate is as follows;

	2006	2005

Federal statutory rate	(34.0)%	34.0%
State tax, net of federal benefit	(2.8)	2.8
Permanent differences and other including surtax exemption	(2.6)	5.6
Research and development credit	(0.6)	(0.6)

Effective Tax Rate	(40.0)%	41.8%

The net deferred tax assets and liabilities included in the financial statements include the following amounts;

	9/30/06	12/31/05

Current Amounts

Deferred tax assets	$1,040,000	$350,000

Net Current Deferred Tax Assets	$1,040,000	$350,000

Non-current Amounts

Deferred Tax Assets	$435,746	$435,746
Deferred Tax Liabilities, net	(514,200)	(514,200)

Net Non-current Deferred Tax Liability	$78,454	$78,454

Net Deferred Tax Asset	$961,546	$271,546

NOTE 7 – SEGMENT REPORTING

The Company’s continuing operations are comprised of two divisions, the Nature Vision outdoor recreation products and Vaddio audio, video peripheral performance equipment used for video conferencing and presentations. The following summarizes the Company’s segments:

Assets	9-30-06	12-31-05

Nature Vision	$10,055,142	$9,180,801
Vaddio	4,716,651	4,637,764
Discontinued Operations	1,956,425	2,131,188

Total	$16,728,218	$15,949,753

Property & Equipment Additions	9-30-06	12-31-05

Nature Vision	$993,819	$657,065
Vaddio	66,273	—
Discontinued Operations	29,432	108,101

Total	$1,089,524	$765,166

	Nine Months Ended

Sales	9-30-06	9-30-05

Nature Vision	$3,916,835	$6,305,475
Vaddio	6,455,013	4,540,919

Total	$10,371,848	$10,846,394

Gross Profit	9-30-06	9-30-05

Nature Vision	$920,507	$1,744,413
Vaddio	2,425,920	1,354,749

Total	$3,346,427	$3,099,162

Depreciation and Amortization	9-30-06	9-30-05

Nature Vision	$279,011	$189,150
Vaddio	51,065	18,054

Total	$330,076	$207,204

	Three Months Ended

Sales	9-30-06	9-30-05

Nature Vision	$1,565,152	$1,770,260
Vaddio	2,578,605	2,108,774

Total	$4,143,757	$3,879,034

Gross Profit	9-30-06	9-30-05

Nature Vision	$412,099	$566,837
Vaddio	977,996	759,681

Total	$1,390,095	$1,326,518

Depreciation and Amortization	9-30-06	9-30-05

Nature Vision	$93,631	$59,250
Vaddio	28,719	6,018

Total	$122,350	$65,268

NOTE 8 – CONTRACT PAYABLE - VADDIO

Photo Control Corporation entered into employment agreements with 3 employees in connection with the acquisition of the Vaddio assets. The agreements, which expire on December 31, 2006, provides for an annual base salary and bonus payments under each employment agreement, equal to 3.4% of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $2,000,000 in 2006. If the Company terminates the employment agreement with the employee without cause prior to December 31, 2006, or if the employee terminates his employment prior to December 31, 2006 under certain conditions (including a sale of all or substantially all of the assets comprising the Vaddio division or the discontinuation of the Vaddio division), then the employee is entitled to the bonus payment as defined in the agreement at the time of the termination of his employment. The Company has extended the contracts for two of the three effected employees through December 31, 2007. The employee has agreed not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during the period ending December 31, 2009. Since the bonus payment is not contingent on the continued employment of the employee and the amount due can be estimated and is likely to be paid, the amount of $900,000 (the estimated bonus payment due) was accrued at the date of the reverse merger. The amount accrued was the fair value of the liability at the date of the reverse merger. The contract payments of $462,420, have been paid in March 2006. Future bonuses are estimated to be $445,501 for 2006.

NOTE 9 – STOCK OPTIONS

The Company had 39,000 options exercised in January and February 2006. Total proceeds from the exercise were $268,320.

NOTE 10 – DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs are recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $646,907 and $723,125 at September 30, 2006 and December 31, 2005, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company has entered into an employment with the President and Chief Executive Officer. Upon termination of employment the agreement provides for a non-compete period of 5 years. In exchange for the non-compete, the Company is obligated to pay the employee at his base rate for a period of up to 2 years.

License Agreement

In January 2002, Waterstrike Incorporated, (Waterstrike) granted the Company an exclusive license for the use of certain underwater camera technologies. Under the agreement, the Company is required to pay Waterstrike a royalty of $23 for each licensed product sold beginning on January 1, 2002. The agreement requires the Company to pay annual royalties based on a minimum level of unit sales. If the minimum level of unit sales in not met, the Company must pay additional royalties up to the minimum required, or forfeit the exclusivity of the agreement. For the years ended December 31, 2005 and 2004, the Company did not meet the minimum unit sales level required under the agreement and may lose the exclusivity of the license agreement. The license will terminate upon the later of the date of expiration of the last to expire patent included in the licensed technology, or the date that the Company permanently ceases the sale of the devises using the technology. Royalty expense pursuant to this exclusive license agreement was $8,576 and $5,051 for the nine and three months ended September 30, 2006 and $82,853 and $33,353 for the nine and three months ended September 30, 2005, respectively.

Lease Commitment

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and expires August 31, 2016. The monthly base rent increases from $11,718 to $17,800 over the term of the lease. The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses.

Future minimum lease payments are as follows for the years ending September 30:

2007	$141,213
2008	148,333
2009	155,453
2010	162,573
2011	169,842
Thereafter	964,167

Total	$1,714,581

NOTE 12 – CONCENTRATIONS

Major Customers

During the quarter and nine months ended September 30, 2006 and 2005, there were no customers that accounted for greater than 10% of total net sales. At September 30, 2006 and December 31, 2005, there were no customers that comprised over 10% of total accounts receivable.

Foreign Sales

Included in the consolidated statements of operations are foreign sales of $2,347,226 and $1,280,239 for the nine months ended September 30, 2006 and 2005 respectively and $1,098,380 and $369,506 for the three months ended September 30, 2006 and 2005 respectively.

Major Suppliers

Purchases for the nine months ended September 30, 2006 include purchases from two different major suppliers, an offshore manufacturer of outdoor recreation products and a major camera manufacturer, that individually accounted for 27% and 36%, respectively, of the materials and supplies used by the Company. Purchases for the nine months ended September 30, 2005 include purchases from the two same major suppliers that individually accounted for 25% and 33%, respectively, of the materials and supplies used by the Company. Management believes minimal risk is present under this offshore manufacturing arrangement due to other suppliers being readily available. Management believes minimal risk is present under this camera purchasing arrangement due to other suppliers being readily available.

NOTE 13 – Discontinued Operation

The sale of Nature Vision’s Norman photography product line to Promark International, Inc. was completed on October 20, 2006 pursuant to the terms of an Asset Purchase Agreement. The transaction involved the sale of inventory, equipment and certain other assets relating to Nature Vision’s Norman photography product line for a total purchase price of approximately $2,400,000, of which $300,000 is payable pursuant to the terms of a three year note.

Sale of inventories and property and equipment based on carrying amount of inventories of $2,038,014 and property and equipment net book value of $14,098, and prepaid expenses of $37,000. Sales proceeds received were cash of $1,998,252, 3 year note receivable of $300,000 and a 90 day inventory holdback of $125,000. Also recorded was the estimated transaction costs payable (legal and broker fee) totaling $130,000. Estimated gain on the sale of the unit was calculated as follows:

Cash received	$1,998,252
Note receivable	$300,000
Due from buyer	$125,000

Subtotal	$2,423,252
Less: Transaction costs	$(130,000)

Net proceeds on sale	$2,293,252

Less: Inventories carrying amount	$(2,038,014)
Less: Prepaid expenses	$(37,000)
Less: Property and equipment carrying amount	$(14,098)

Gain on disposition of assets	$204,140

The following are condensed statements of operations of the discontinued operations for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Sales, Net	$1,674,376	$1,714,294	$4,757,378	$5,233,622

Cost of good sold	1,159,281	1,246,186	3,315,286	3,736,067
Selling, general, and administrative	536,357	160,986	1,201,583	877,790

Income (loss from operations)	(21,262)	307,122	240,509	619,765

Other income (expense)	(20)	400	(32,273)	2,313

Provision for (benefit from) income taxes	(8,000)	114,000	77,000	230,000

Gain(Loss) from discontinued operations	($13,282)	193,522	$131,236	$392,078

Gain (Loss) from discontinued operations per common share:
Basic	($.01)	$.09	$.06	$.18

Diluted	($.01)	$.08	$.06	$.18

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

Company History and Overview

          Nature Vision, Inc., (f/k/a Photo Control Corporation) (the “Company” or “we”) was incorporated as a Minnesota corporation in 1959. On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. The shares of the combined company trade on the Nasdaq Capital Market under the symbol, “NRVN.”

          The Company’s continuing operations has two distinct divisions, the Nature Vision Division for outdoor recreation products, located in Brainerd, Minnesota, and the Vaddio Division for audio visual products, located in Minneapolis, Minnesota. On October 20, 2006 the Company sold the Norman product line of its Photo Control division and has renamed the division the Vaddio Division. The long-term growth plans for the Company will be in the outdoor recreation markets. This growth will be generated organically and through potential strategic acquisitions.

Revenue

          Revenue consists of sales of our products net of returns and allowances. Direct revenue includes sales from orders to distributors, dealers and direct consumers and includes customer service and shipping charges. New product innovation through the use of technology will continue to be the basis of our organic growth. We will look for potential strategic acquisitions to provide penetration into new product categories and channels.

Cost of Goods Sold

          Cost of goods sold for our products consists of the cost of direct materials, labor to produce the products, freight in, depreciation, amortization, warehousing, associated management, occupancy costs, customer service and warranty, shipping and receiving costs, quality assurance and other indirect miscellaneous manufacturing costs. Cost of goods sold can fluctuate based on the product mix sold for a given period as well as seasonality. The increased cost of oil continues to drive up the cost of components and the freight to receive and ship products. We continue to evaluate make versus outsource opportunities to reduce these costs. We look to increase our distribution abilities and capacities.

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

Income from Continuing Operations

          Income from Continuing Operations is defined as revenue less cost of goods sold and selling, general and administrative expenses.

Gain (Loss) from Discontinued Operations

          In the third quarter of fiscal 2006, Nature Vision, Inc. negotiated the sale of the Norman photography product line (part of the Photo Control Division in previous filings). We sold the Norman photography product line on October 20, 2006. In accordance with Statement of Financial Accounting Standards No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets,” this operating segment was classified as discontinued operations and the financial results are reported separately as discontinued operations for all periods presented.

Trends and Opportunities

Retail Expansion by Larger Customers. Our large customers, such as Cabela’s, Bass Pro Shops and Dick’s Sporting Goods continue to expand the quantity and regional coverage of stores. While these customers continue to grow, our smaller customers continue to reduce in quantity and quality. These new large retail store expansion plans will provide significant opportunities for continued growth at the expense of the smaller owner operator establishments. We anticipate the number of customers within the Outdoor recreation products market to continue to reduce as the average size of our customer continues to increase. This consolidation puts significant pressure on the business with its increased reliance on fewer customers. Failure to continue business with an existing customer or even maintain an existing sales level with a customer could have a material adverse impact on earnings.

Inventories. Inventory increased during the third quarter of 2006 within the Nature Vision division and decreased within the Vaddio division. Within the Nature Vision division, inventories were substantially below a required level at the end of 2004 as we were unable to ship product due to being out of stock. At the end of 2005, we increased our required levels to insure a high rate of order fulfillment. Lower than anticipated sales in the first nine months of 2006 were a cause for the increase in inventories early on in 2006. We currently have stock in place to fulfill orders and management feels that the inventory is saleable. At the Vaddio division, remaining inventories after the sale of the Norman product line, decreased in the third quarter of 2006 primarily due to the Company’s increased sales in the division. As a result of the sale of the Norman photography product line on October 20, 2006, the Company expects to reduce overall inventory by approximately $2,000,000. The inventory relating to this product line is classified as “current assets of discontinued operations” on our consolidated balance sheets. We further anticipate the ability to reduce the required levels within both divisions in future quarters. Should sales of existing products not achieve forecasted levels, a change in product components or customer requirements occur, such reductions may not be obtainable.

Increased oil prices. Increased oil prices may affect us negatively. With increased gasoline prices, consumers may opt to reduce the amount of discretionary spending on entertainment items and take fewer vacations. Increased oil prices continue to impact the costs of material components, primarily plastic related parts. We rely on outsourced production and the costs for the associated shipping of both inbound and outbound product could materially impact the cost of product and gross profit margins.

Increased interest costs. Given the cyclical nature of our business we are reliant on a credit facility. As growth rates dictate additional borrowing, interest rates have consistently increased, impacting the costs of financing. If we are unable to maintain favorable financing arrangements it will impact the overall profitability of the Company.

Acquisition opportunities. We continue to evaluate opportunities for strategic acquisitions within the outdoor recreation market. These acquisitions are expected to be accretive to earnings. These potential acquisitions will require financing which we anticipate we will be able to obtain. There is no assurance we will be able to acquire any strategic company or product line and be able to obtain the necessary financing or financing acceptable to us.

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

Results of Operations

The following table provides the percentage change in our net sales and gross profit from 2005 to 2006 and gross profit as a percent of net sales, income(loss) from operations, and net income(loss) for 2006 and 2005.

	Quarter ended September 30			Nine Months ended September 30

(in thousands)	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)

Net Sales	$4,144	$3,879	6.8%	$10,372	$10,846	(4.4%)

Gross Profit	1,390	1,327	4.7%	3,346	3,099	8.0%

Gross Profit as a percent of net sales	33.5%	34.2%		32.3%	28.6%

Income(Loss) from Continuing Operations	(354)	254	n/a	(1,712)	(97)	(1664.9%)

Net Income(Loss)	$(287)	$304	n/a	$(1,035)	$266	n/a

The net sales decrease for the nine months ended September 30, 2006 is primarily due to a drop in Nature Vision Division sales and is discussed in the Division Analysis below. The Company anticipates the ability to replace those reduced revenues through organic growth and potential acquisitions with in the outdoor recreation marketplace. The Vaddio Division meanwhile continued to provide double digit growth, year over year and quarter over quarter. While net sales have decreased, gross profit margins continue to show improvement over the prior year for the nine months ended September 30, 2006 primarily as a result of new Vaddio products being sold at increased gross profit margins. Operating costs for sales, marketing, general and administrative are not linear to sales during the first three quarters and therefore create losses from operations. During the nine months ended September 30, 2006 the Company has incurred a cost for stock based compensation and for the compensation bonus resulting from the sales of Vaddio product exceeding the estimate accrued at the time of the reverse merger. The Company will continue to absorb additional one time costs for additional stock based compensation and the Vaddio product sales bonus in the fourth quarter. These costs will also be absorbed within the Vaddio division and are not comparable to 2005.

Nature Vision Inc. sold the Norman photography product line on October 20, 2006. The transaction involved the sale of inventory, equipment and certain other assets relating to the Norman photography product line. The Company negotiated the sale of these assets during the quarter ended September 30, 2006. In accordance with applicable accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Norman photography product line and these results are presented on a historical basis as a separate line in the consolidated statements of operations. Refer to Note 13 to the consolidated financial statements for a discussion of our discontinued operations. Funds provided by the sale will be utilized to reduce the line of credit by approximately $1,900,000.

Selling, general and administrative expenses

Selling, general and administrative costs have increased substantially as we have continued to invest in our infrastructure to support our new distribution facility, management information systems and anticipated growth. We have moved the Nature Vision division and corporate headquarters to a new facility, installed new information systems and hired additional employees at both divisions in our engineering and administrative areas in a manner appropriate to support our anticipated revenue growth. The Company has also increased commission structures and marketing efforts primarily with in the Vaddio division. Research and development expenses increased by $100,636 and $52,942 for the nine and three months ended September 30, 2006 over the prior reporting periods. These costs in addition to the one time expenses referred to above are the major contributors to the increases. Certain costs will be required to be absorbed over reduced revenues due to the sale of the Norman product line.

Divisional Analysis

Nature Vision Division

          The following table provides the percentage change in net sales and gross profit from 2005 to 2006 and gross profit as a percent of net sales for 2006 and 2005 of the Nature Vision Division:

	Quarter ended September 30				Nine Months ended September 30

(in thousands)	2006	2005	Increase (Decrease)		2006	2005	Increase (Decrease)

Net Sales	$1,565	$1,770	(11.6%	)	$3,917	$6,305	(37.9%	)

Gross Profit	412	567	(27.3%	)	921	1,744	(47.2%	)

Gross Profit as a percent of net sales	26.3%	32.0%			23.5%	27.7%

Decreased sales were due to the carryover of unfilled demand from 2004 increasing first quarter sales for 2005 to an unusual level. The sales carryover from 2004 resulted from the demand for new product that was not available prior to year-end. This carryover increased the first quarter sales for 2005 and was not repeated during the quarter ended March 31, 2006. Additionally, sales of ice fishing products and underwater viewing systems for ice fishing were impacted by a warmer than normal winter. Ice formed early in the Northern reaches of the country only to see 40-60 degree daily highs before the end of the 2005-2006 winter season. Ice never reformed in many of these areas or was unstable at best, and never formed at all in other areas. The second and third quarters have been historically the weakest quarters for the division’s sales. While gross sales were down, net material margins have continued to improve as a result of our move to offshore production in 2004. Net sales have also been disproportionately reduced by returns for the nine months ended September 30, 2006. Gross profits for the quarter were impacted by returns at a run rate similar to the prior year which was anticipated. Management anticipates the returns to become more in line with historical performance by the end of the year. Inventories were ordered in anticipation of a normal ice season, 2005-2006, and resulted in increased inventory levels through out the nine months ended September 30, 2006. Since the beginning of the year, several of our larger customers have implemented a focus on reducing inventory levels. This factor impacts the division in two areas, reduced sales and increased inventories. We anticipate this trend will continue within the industry, forcing suppliers to maintain larger inventories and satisfy orders within shorter time periods. Increased inventories are also in anticipation of the division’s historical peak selling period in the fourth quarter. An additional impact of increased inventories is the reliance upon financing to support this, reducing available working capital resources. A focus on reducing inventory levels has been implemented in order to reduce future capital resource requirements. Management anticipates gross product margins to return to prior year levels. Product mix and seasonality of products can have a substantial impact on the gross profit margin for any given period. Consistently increasing interest rates has continued to increase interest expense.

Vaddio Division

          The following table provides the percentage increase in net sales and gross profit from 2005 to 2006 and gross profit as a percentage of net sales for 2006 and 2005 of the Vaddio Division:

	Quarter ended September 30			Nine Months ended September 30

(in thousands)	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)

Net Sales	$2,579	$2,109	22.3%	$6,455	$4,541	42.1%

Gross Profit	978	760	28.7%	2,426	1,355	79.0%

Gross Profit as a percent of net sales	37.9%	36.0%		37.6%	29.8%

Sales continue to increase due to new products and additional distribution channels for the Vaddio products line. These new products continue to provide improved gross profit margins as well as provide additional operational efficiencies within the division. Reduced pricing from a major supplier also provided a positive impact on current gross profits. The Company anticipates the ability to maintain these pricing levels, but should this change, it could have a substantial impact on maintaining future margins. Inventory increased from year end in anticipation of the division’s historical peak selling periods in the second and third quarters. A focus on reducing inventory levels has been implemented in order to reduce future capital resource requirements. Certain indirect manufacturing, sales, general and administrative costs once shared with the discontinued operations of the Norman product line will be required to be fully absorbed by the Vaddio product line in the future.

Liquidity and Capital Resources

          The Company did not record a cash balance as of September 30, 2006 and December 31, 2005. Operations for the Company are financed through an existing line of credit with a local credit facility. The major factors in uses of cash from operations netting a decrease of $1,987,000 were the following. The net loss for the nine months ending September 30, 2006 of $1,035,000 and corresponding accrual for a deferred tax credit of $690,000, are the major factors for this decrease as of September 30, 2006. Other major factors such as a net increase in inventory levels of $1,212,000 and reduction of payables in the amount of $364,000 were offset by a reduction of receivables in the amount of $1,234,000. The inventory increase in the Nature Vision division is due to reduced sales levels for the year to date. Additionally, the Nature Vision division brought in additional product in 2005 in order to continue to maintain a high order fill rate. Historically, the Nature Vision division sees increased sales in the fourth quarter. The Vaddio division has seen its inventory investment reduce from levels ending March 31, 2006. Both divisions are working to reduce the levels of inventories and increase inventory turns. Another major component of the decrease in the use of cash was a decrease in the level of receivables of $1,234,000. This decrease was due to the increased collections in the first nine months of 2006 and reduced sales during the same time period of 2006. The final major component is a decrease in current payables of $364,000. Reduced purchases and payments upon fourth quarter receipts are the cause of this change. Investing activities for capital expenditures were $1,089,000, including the purchase of the Vector product line. On February 28, 2006, we completed a purchase of the assets of Vector Teknologies, a small downrigger company located in Illinois for $250,000 plus inventory of approximately $70,000. The purchase has been absorbed within the Nature Vision division of operations. Management continues to review opportunities for acquisitions in the outdoor recreation marketplace. Management anticipates that it will continue to invest in capital expenditures for the development of product lines to be similar to that of 2005. All of the activity for 2006 for working capital needs was financed within the current structure of the current credit facility.

          As of September 30, 2006 working capital decreased to $5,332,454, from $6,899,783 at December 31, 2005.

          Nature Vision Inc. has a secured line of credit for $5,600,000 at prime plus ..75%. The prime rate at September 30, 2006 was 8.25%. As of September 30, 2006, the Company had the ability to borrow against the entire line of credit. The line expires on April 1, 2007. Management anticipates continued advances against the line of credit to fund anticipated sales growth in future quarters. The agreement requires the following affirmative covenants measured based on December 31 audited results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0. The Company was in compliance with all covenants at December 31, 2005. Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months.

          In the first quarter of 2006, the Company received approximately $268,000 from the exercise of options for 39,000 shares. Associated stock based compensation expenses of approximately $100,000 were incurred during the same period.

          The Company sold its Brainerd, MN facility on July 14, 2006 for net proceeds of $641,840, prior to the repayment of the related mortgage. Upon the sale, the existing mortgage was satisfied. Management negotiated a lease of a new 35,000 square foot facility. The lease commenced on September 1, 2006 and expires August 31, 2016. The monthly base rent increases from $11,718 to $17,800 over the term of the lease. At this time, management believes that any debt required to relocate and improve the new facility will not be substantially different than the amount on the balance sheet at June 30, 2006.

          The Company anticipates it will sign an agreement in November 2006 to market and sell its Minneapolis, MN facility and land. Management anticipates the sale of the property to exceed the carrying value as presented on the balance sheet. The Company anticipates utilizing the proceeds to reduce any existing debt or assist in funding a future acquisition.

          Nature Vision Inc. sold the Norman photography product line on October 20, 2006 pursuant to the terms of an Asset Purchase Agreement. The transaction involved the sale of inventory, equipment and certain other assets relating to Nature Vision’s Norman photography product line for a total purchase price of approximately $2,400,000, of which $300,000 is payable pursuant to the terms of a three year note. The gain on the sale will be based on carrying amount of inventories of $2,038,014, property and equipment net book value of $14,098, and prepaid expenses of $37,000. Sales proceeds received were cash of $1,998,252, three year note receivable of $300,000 and a 90 day inventory holdback of $125,000. Estimated transaction costs payable (legal and broker fee) are projected to be approximately $130,000. The estimated pretax gain on the sale of the business unit is calculated at approximately $200,000. The Company utilized the net proceeds to reduce the line of credit by approximately $1,900,000.

          It is management’s belief that it will fund any potential acquisitions through additional financing and the potential issuance of common stock. Management believes that any additional long-term debt requirements and additional lines of credit will be readily available.

          It is management’s belief that long-term liquidity needs for the foreseeable future will be provided by working capital, and the expectation that the current line of credit will be renewed beyond April 2007 and any additional long-term debt requirements will be readily available.

          The Company believes that the effect of inflation has not been material during the quarter and nine months ended September 30, 2006.

Off Balance Sheet Financing Arrangements

          As of September 30, 2006, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Item 3: Controls and Procedures

(a) As of September 30, 2006 an evaluation was performed by the registrant’s President and Chief Financial Officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation or during the third quarter ended September 30, 2006. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits

10.1

Amendment to Employment Agreements, dated October 9, 2006, between Nature Vision, Inc. and Robin K. Sheeley (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated October 9, 2006).

10.2

Asset Purchase Agreement, dated October 20, 2006, by and between Promark International, Inc. d/b/a Photogenic Professional Lighting and Nature Vision, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated October 20, 2006).

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

NATURE VISION, INC.

Date: November 14, 2006	By:	/s/ Jeffrey P. Zernov

Its: Chief Executive Officer and President

Date: November 14, 2006	By:	/s/ Michael R. Day

Its: Chief Financial Officer