Form 10KSB
period 2006-12-31
NATURE VISION, INC.
filed 2007-04-02
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006.

 ☐    TRANSITION REPORT UNDER SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from         to       .

Commission file number  0-7475

NATURE VISION, INC.
(Name of small business issuer in its charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Northern Pacific Road, Brainerd, MN	56401
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (218) 825 - 0733

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section l2(g) of the Exchange Act:

Common Stock, par value $0.16 per share
(Title of class)

    Check whether the issuer is not required to file reports pursuant to Section 13 or l5(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes☐No ☒

 Issuer’s revenues for fiscal year ended December 31, 2006 were $8,993,993.

     The aggregate market value of the voting common equity held by non-affiliates of registrant as of March 28, 2007 was $5,824,755.

The number of shares outstanding of the registrant’s common stock, par value $0.16 per share, as of March 28, 2007 was 2,225,387.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated by reference into Part III of this annual report.

Transitional Small Business Disclosure Format (Check one): Yes☐No ☒
PART I
Item 1.   DESCRIPTION OF BUSINESS.

General

Nature Vision, Inc. (“Nature Vision” or the “Company”) designs, manufactures and markets outdoor recreation products for the sport fishing and hunting markets and other consumer and industrial products.

Nature Vision, Inc. was incorporated under the laws of the State of Minnesota in 1959 and operated under the name “Photo Control Corporation” until August 31, 2004. On August 31, 2004, the corporate name was changed to “Nature Vision, Inc.” in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) Our executive offices are located at 1480 Northern Pacific Road, Brainerd, Minnesota 56401; our telephone number is (218) 825-0733.

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

Sale of Photo Control Division

Since the merger, Nature Vision operated two separate divisions: the Nature Vision division and the Photo Control division. The Nature Vision division designed, manufactured and marketed outdoor recreation products primarily for the sport fishing, hunting and industrial markets. The Photo Control division designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and provided peripheral products for the videoconferencing and the audiovisual markets. The photography product lines were marketed under the Norman product line. The videoconferencing and audiovisual product lines were marketed under the Vaddio product line. Photo Control Corporation acquired the assets comprising the Vaddio product line in January of 2004.

On October 20, 2006, Nature Vision sold its Norman product line to Promark International, Inc. Pursuant to the terms of the asset purchase agreement dated October 20, 2006, we sold the inventory, equipment, intellectual property and certain other assets relating to the Norman product line for a total purchase price of approximately $2,400,000, of which $300,000 was payable pursuant to the terms of a three-year note.

Following the sale of our Norman product line, we also consummated the sale of the Vaddio product line to New Vad, LLC, under the terms of the asset purchase agreement dated as of February 5, 2007. New Vad, LLC is owned in part by former managers of Nature Vision’s Photo Control division, including Robin K. Sheeley, who served as President of the Photo Control division. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to the Vaddio product line for a total estimated purchase price of approximately $1,500,000. As part of the sale, the parties also entered into a consignment sale agreement, providing for the sale of the inventory related to Vaddio product line to New Vad over the subsequent 12 months after the closing at cost for $2,031,359, and a collection agreement, under which New Vad will collect and transmit to us payments made by customers on our accounts receivable for products or services sold or provided before the closing date. Under the terms of the consignment sale agreement, New Vad also agreed to purchase the consigned inventory from us as needed before purchasing similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased.

The amount of consideration paid for the assets of Vaddio product line was determined after an extensive effort to sell the Vaddio product line and the final price was the result of arms-length negotiations with New Vad.

The sale of our Photo Control division was part of our planned strategic move to exit from the photography and audiovisual markets and to focus on the long—term growth in the outdoor recreation markets. We anticipate the revenues lost in the sale to be replaced organically through our remaining products, new products and strategic acquisitions of companies or product lines all within the outdoor recreation markets.

Investment Considerations

Investors should consider all of the information contained in this report including the factors discussed under Item 1 - Description of Business - Factors That May Affect Future Results, Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7 - Financial Statements, before making an investment decision with regard to our securities.

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

Products

Overview

The Nature Vision division designs, manufactures and markets outdoor recreation products primarily for the sport fishing and hunting markets. We have also adapted our outdoor recreation products and core technologies for sale into certain industrial markets. Manufacturing of most of these products is outsourced to companies located in Asia, where we use approximately six suppliers for key components, sub-assemblies and raw materials. We have identified but not qualified alternative Asian suppliers. Some final assembly is undertaken at our Brainerd, Minnesota facility, which also serves as the distribution center and corporate headquarters.

Our outdoor recreation products have historically been offered to the public by traditional sporting goods distribution channels. We have continued to focus on significant retailers and large catalog houses to offer our products as we expand our product categories, including Cabela’s, Bass Pro Shops, Gander Mountain, Dick’s Sporting Goods and Mills Fleet Farm. Sales to each of Cabela’s, Bass Pro Shops and Gander Mountain accounted for in excess of 10% of our 2006 and 2005 revenues. In addition, CSI Sports, an outdoor products distributor, accounted for greater than 10% of our 2005 revenues. We primarily rely upon independent sales representatives to sell our outdoor recreation products to retailers. Demand for our outdoor recreation products is seasonal, with the majority of sales occurring in the fourth and first calendar quarters.

Underwater Viewing Systems

We manufacture, distribute and market a family of products called underwater viewing systems that are sold under the trade name “Aqua-Vu.” We are credited as the creator of the underwater viewing system product category and were the first to market a self-contained underwater viewing system. An underwater viewing system consists of a submersible video camera with internal lighting and a hand held monitor-viewing device with a battery power supply. With the use of attachable weights and fins, the underwater camera can be lowered into a body of water and used to look in the direction a boat is traveling. In the past the Aqua-Vu systems have relied on cathode ray tube (CRT) display technology which required a sunshield to shadow the display. In 2004, we began to market Aqua-Vu systems that incorporate a proprietary sunlight viewable liquid crystal display (LCD) technology that allows multi-person viewing on color display monitors. The 2004 Aqua-Vu systems also incorporated “on-screen display” information, including the water temperature at the camera, camera depth and camera direction. In 2005, we expanded the Aqua-Vu systems to include the Scout series that offers a 5-inch screen, at a retail price point of $199, Scout XL series that offers 7-inch screens, with brightness and contrast controls and the Scout SRT series that offers the same 7-inch screen along with on screen display of water temperature at the camera and our patent-pending Spectral-Response lighting system. Another innovative product we introduced in 2005 is our new Aqua-Vu Quad 360 Nighthawk. Instead of providing only one-directional view, our Aqua-Vu Quad 360 Nighthawk offers a split-screen 360 degrees view. In 2006, we enhanced four-way viewing, introducing the Quad 4x4, which has replaced the Nighthawk. The 4x4 incorporates a new monitor case designed around the existing 7-inch screen and has the ability to select one of the four quadrants to be viewed full screen. We also added a digital recording Aqua-Vu DVR line that allows anglers to record their underwater discoveries on San Disk™ media cards. Aside from recreational viewing, Aqua-Vu DVR allows serious anglers to create video logs of their favorite fishing grounds to help them analyze repeatable fishing patterns. In 2005 we continued to develop the Aqua-Vu MAV (Motorized Aqua-Vu) that allows anglers the ability to fish and view at the same time much more efficiently. Utilizing foot controls the angler will be able to adjust the depth of the camera while viewing on a 10.5-inch daylight viewable LCD monitor. In 2006 we completed our on the water testing of the MAV and began production for sales to begin in 2007.

In 2006 we purchased substantially all of the assets of Vector Teknologies, LLC. Vector marketed all machined metal downriggers and accessories for controlled depth fishing. We began marketing these in Spring 2006 through our channels of distribution as the Heavy Metal Series. The Vector line provides a “trolling products platform” which will include our new wireless underwater video viewing system. This wireless product line will transmit a video signal and other useful data from the camera to the boat for viewing on a large LCD monitor. The wireless technology is scheduled for on the water testing in 2007. We anticipate new product innovation in the trolling products platform extending beyond 2008.

Hunting Products

We also sell products for the recreational hunting market. These products include “Woodland Whisper” hearing enhancers, Digital Deer Scales, Digital Archery Scales, Digital Turkey Scales and the Quick Set Chair Blind. The Woodland Whisper hearing enhancers aid wild turkey hunters, by detecting distant game calls, and deer and elk hunters, by amplifying the sounds of approaching prey. Introduced in 2005, the Digital Deer Scale allows hunters to accurately weigh their game, up to 300 lbs, and display that weight on a digital read out in order to get those all important pictures for the “brag book.” In 2006 we began to market the Digital Archery Scale to archery shops and shooters alike. Once the scale is hooked on the draw string and pulled, the scale will display the draw weight of a bow up to 100 lbs with accuracy +/- .5 lbs. The scale will provide the shops and shooters the ability to set up their bows with a high degree of accuracy. The Digital Turkey Scale is a National Wild Turkey Federation, NWTF, licensed product which we began to market in 2006. The scale will allow hunters the ability to calculate their prized gobblers score based on the NWTF system utilizing weight, beard length and spur length. Also introduced in 2006 was the Quick Set Chair Blind, patent pending, featuring Mossy Oak licensed fabric. In 2007 we introduced the new Quick Sit Low Profile hunting blinds in one and two person units. The blinds which fit neatly into an over the shoulder carry bag will allow hunters to be very mobile, set up quickly and comfortably disappear into the woods.

Licensed Products

In 2006 Nature Vision, in cooperation with In-Fisherman, introduced a new line of branded products. New products introduced were soft sided coolers with licensed artwork, fillet knives with an instructional fish cleaning DVD and inspirational posters and plaques. All products bear the In-Fisherman brand and will be marketed through our current and new non-traditional distribution channels.

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

In 2005, we incorporated our jigging technology into tip-ups, a mechanical device that “tips up” a flag signaling the fisherman when a fish is on the line, by creating the new Jig-Up. The new Jig-Up combines traditional tip-up design with a battery powered motor that “jigs” the bait to entice more strikes. Recognizing the burgeoning popularity of glow-in-the-dark ice fishing lures, we also introduced the Blazer Stix series of fishing rods that feature a built-in LED light that anglers can use to recharge their phosphorescent ice fishing lures. The Blazer Stix LED concept was also offered in a clip-on version that attaches to any fishing rod, ice or open-water. Rounding out our new ice fishing product line in 2005 are the Genz Stix line of premium ice fishing rods named after Dave Genz, a nationally recognized ice fishing angler. Dave personally assisted in the design and development of these rods.

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

Competition

Our Aqua-Vu systems compete with underwater cameras sold by several smaller companies. We also face competition from manufacturers of sonar and global positioning system (GPS) devices. Sonar devices detect schools of fish and, at times, individual fish, and can provide information about lake and river bottom contours. GPS devices allow fishers to “mark”

spots where fish are located and then easily find them again. Large consumer and marine electronics companies as well as established companies offering fishing and hunting equipment are sources of potential competition.

Research and Development

For the years ended December 31, 2006 and 2005, we spent $166,320 and $72,334, respectively, on research activities relating to the development of new outdoor recreation products division. We anticipate that spending on research and development in 2007 will be comparable as a percentage of net sales to that in 2006.

Government Regulation

Our outdoor recreation and photography products are not subject to significant government regulations other than those regulations applicable to businesses generally. When they were introduced in 1998, the Aqua-Vu systems were the subject of proposed legislation to ban the devices in Minnesota, but the legislation was never enacted.

Employees

 As of December 31, 2006, we employed 48 persons, consisting of 47 full-time employees and one part-time employee. We also are utilizing the services of two leased personnel.

Compliance with Environmental Laws

We are in compliance with all applicable federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants. Compliance with these environmental laws and regulations has had no material effect on our capital expenditures, earnings or competitive position.

Management

Executive officers of Nature Vision are as follows:
Name	Age	Position

Jeffrey P. Zernov	54	President, Chief Executive Officer and a director
Michael R. Day	45	Chief Financial Officer and Chief Operating Officer

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

Factors That May Affect Future Results

Factors that may affect our future results include, but are not limited to, the following items as well as the information in Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We may never replace the lost revenue generated by the former Photo Control division. We recently sold our Photo Control division to focus our efforts on the long—term growth of our outdoor recreation markets. Although we hope to replace the lost revenue previously generated by the Photo Control division by expanding our outdoor recreation markets, our growth will significantly depend on this outdoor recreational products sector. Unless we successfully develop and market new and innovative products in the outdoor recreation markets, we may lose market share and may never compensate for the lost source of revenue from the former Photo Control division.

Item 2. DESCRIPTION OF PROPERTY.

In late 2006, Nature Vision moved its operations into a leased 35,600 square foot facility located at 1480 Northern Pacific Road, Brainerd, Minnesota which houses corporate, accounting, administrative, manufacturing, research and development, sales, and customer service departments. Management felt that the former facility located at 213 NW 4th street did not provided us with sufficient space to meet our future growth plan. Accordingly, the Company sold its former location in late 2006, and the mortgage securing the former facility was paid in full.

In connection with the sale of the Vaddio product line on February 5, 2007, Nature Vision entered in to a lease with New Vad, LLC effective as of February 1, 2007 to lease 10,000 square feet of our 55,000 square foot facility located at 4800 Quebec Avenue North, Minneapolis, Minnesota. Under the terms of the lease, New Vad will pay to Nature Vision a monthly gross rent of $10,000. Either party to the lease may terminate the lease at any time upon a 60-day written notice. We anticipate New Vad, LLC to vacate the facility by the end of the second quarter of 2007.

Item 3. LEGAL PROCEEDINGS.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II
Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The number of record holders of our common stock on March 26, 2007 was 288. The table below sets forth the high and low sale prices for the common stock during the two years ended December 31, 2006, and gives effect to the 1-for-2 reverse stock split of Nature Vision’s common stock that was effected on August 31, 2004. The information shown is based on information provided by Yahoo! Inc. and Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently traded on the Nasdaq Capital Market under the symbol “NRVN.” Nature Vision did not pay any cash dividends on our common stock during the periods presented.

	Common Stock
Quarter Ended	Low	High

2005
March 31	$5.61	$6.97
June 30	$4.00	$6.30
September 30	$4.50	$6.54
December 31	$4.51	$9.10

2006
March 31	$8.26	$11.47
June 30	$8.40	$10.57
September 30	$8.40	$10.20
December 31	$5.72	$9.90

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Nature Vision’s compensation plans as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by
security holders	165,456	$ 3.04	103,500
Equity compensation plans not
approved by securities holders	25,002	$ 4.72	-

Total	190,458	$ 3.26	103,500

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

The Company’s continuing operations are composed of one operating division, the Nature Vision Division for outdoor recreation products, located in Brainerd, Minnesota. On October 20, 2006, Nature Vision, Inc. sold the Norman product line of its Photo Control division (Norman) and renamed the division the Vaddio Division. On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio). The Norman and Vaddio divisions designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and sold audio visual peripheral products used in the video conferencing and presentation industry. The Company began discussions and efforts to sell Norman and Vaddio in the third and fourth quarter of 2006, respectively. The assets and liabilities of Vaddio at December 31, 2006 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows will be eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Norman and Vaddio operations and have presented on a historical basis these operations as a separate line in the consolidated statements of operations and the consolidated balance sheets under discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s outdoor recreation products.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include directly identifiable operating costs and other expenses. The majority of these costs are fairly consistent from month to month. Selling costs consist of payroll, commissions, product management, marketing, advertising and servicing accounts costs. General and administrative costs include payroll, product design, product development, engineering, order processing costs, management information systems, accounting and administrative. General and administrative expenses include costs associated with general corporate management and shared departmental services such as legal, external accounting, management information systems, finance, insurance and human resources. Other costs consist primarily of interest on the existing line of credit. The interest rate on the credit facility floats with prime, at prime plus .75%. As rates have increased over the prior year, these costs have continued to rise.

Income from Operations

Income from Operations is defined as revenue less cost of goods sold and selling, general and administrative expenses.

Gain (Loss) from Discontinued Operations

On October 20, 2006, Nature Vision, Inc. sold the Norman product line of its Photo Control division (Norman) and renamed the division the Vaddio Division. On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio). In accordance with Statement of Financial Accounting Standards No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets,” this operating segment was classified as discontinued operations and the financial results are reported separately as discontinued operations for all periods presented.

Trends and Opportunities

Retail Expansion by Larger Customers. Our large customers, such as Cabela’s, Bass Pro Shops and Gander Mountain continue to represent a large concentration of our revenue. Our smaller customers continue to reduce in quantity and quality. These new large retail store expansion plans will provide significant opportunities for growth at the expense of the smaller owner operator establishments. We anticipate the number of customers within the Outdoor recreation products market to continue to reduce as the average size of our customer continues to increase. This consolidation puts significant pressure on the business with its increased reliance on fewer customers. Failure to continue business with an existing customer or even maintain an existing sales level with a customer could have a significant impact on earnings.

Increased Inventories. Inventory has increased in comparison to 2005 levels. At the end of 2006, we increased our required levels to insure a high rate of order fulfillment. Lower than anticipated sales in 2006 were a cause for the increase in inventories. We currently have stock in place to fulfill orders and management feels that the inventory is saleable. We anticipate the ability to reduce the required levels in future quarters. Should sales of existing products not achieve forecasted levels, a change in product components or customer requirements occur, such reductions may not be obtainable.

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

Investment in infrastructure. We anticipate that we will continue investing in our infrastructure to support our new distribution facility. We will also continue to invest in qualified employees to support our organic growth with new product innovation.

Results of Operations

The following table provides the percentage change in our net sales, gross profit, income from operations, and net income for 2006 and 2005.

(in thousands)	2006	2005	Increase/ (Decrease)
NET SALES	$8,994	$11,663	(22.9%)

GROSS PROFIT	1,936	4,119	(53.0%)

INCOME (LOSS) FROM OPERATIONS	(2,132)	997	n/a

NET INCOME (LOSS)	$(1,081)	$887	n/a

The following table presents our gross profit, income from operations and net income as a percentage of net sales for 2006 and 2005.

	2006	2005
GROSS PROFIT	21.5%	35.3%

INCOME (LOSS) FROM OPERATIONS	(23.7)%	8.5%

NET INCOME (LOSS)	(12.0)%	7.6%

    Decreased sales were due to the carryover of unfilled demand from 2004 increasing first quarter sales for 2005 to an unusual level. The sales carryover from 2004 resulted from the demand for new product that was not available prior to year-end. This carryover increased the first quarter sales for 2005 and was not repeated during the quarter ended March 31, 2006. Additionally, sales of ice fishing products and underwater viewing systems for ice fishing were impacted by a warmer than normal winter. Ice formed early in the Northern reaches of the country only to see 40-60 degree daily highs before the end of the 2005-2006 winter season. Ice never reformed in many of these areas or was unstable at best, and never formed at all in other areas. The second and third quarters have been historically the weakest quarters for the division’s sales. The sales shortfall in the first quarter of 2006 was compounded by a weak fourth quarter due to warmer than normal weather and unsafe ice fishing conditions. These conditions caused order cancellations in December and again created an increase in inventory levels. In an attempt to increase sales and reduce inventories in the fourth quarter of 2006, the Company implemented a rebate program on its Scout camera system. This program was well received by consumers and negatively impacted gross profits. Net sales have also been disproportionately reduced by returns for the year ended December 31, 2006.

    Gross profits for the year were impacted by returns at a run rate similar to the prior year which was anticipated. Management anticipates the returns to become more in line with historical performance in 2007. Gross profits were also impacted by rising fuel costs passed along through increased freight costs, both incoming and outgoing. Outgoing freight was additionally impacted by the sale of lower cost items in similar or larger configurations and quantities, thereby increasing the cost per unit shipped. The final major impact on gross profits was the move to our new leased facility for the last four months of the year from our previously owned facility. While a planned move, the change is shown in reduced gross profits rather than interest and depreciation. This impact will continue into 2007 as an entire year of lease costs will be incurred.

    Inventories were ordered in anticipation of a normal ice seasons for 2005-2006 and for 2006 - 2007, and resulted in increased inventory levels through out the year 2006 and for the year ended December 31, 2006. Since the beginning of the year, several of our larger customers have implemented a focus on reducing inventory levels. This factor impacted the Company in two areas, reduced sales and increased inventories. We anticipate this trend will continue within the industry, forcing suppliers to maintain larger inventories and satisfy orders within shorter time periods. An additional impact of increased inventories is the reliance upon financing to support this, reducing available working capital resources. A focus on reducing inventory levels has been implemented in order to reduce future capital resource requirements. Management anticipates gross product margins to increase over 2006 levels in future quarters. Product mix and seasonality of products can have a substantial impact on the gross profit margin for any given period.

    In 2006 the Company expanded its Product Development capabilities with the anticipation of increased sales by providing more quality products to market through a reduced development cycle. This expansion did not produce the desired results and has been subsequently reduced for 2007. Also in 2006, marketing efforts were increased with the anticipation of the above mentioned products being available. The cost to remain a public entity continues to increase corporate costs. Historically these costs have been spread across a larger revenue base. With the sale of the Photo Control division, all of these costs will need to be absorbed within the continued operations. Additionally, other non-recurring costs were incurred in 2006, including costs associated with preparing the product lines for sale and bonuses related to a prior incentive plan. Consistently increasing interest rates have continued to increase interest expense.

Liquidity and Capital Resources

The Company had a cash balance of $2,344 at December 31, 2006 compared to $0 at December 31, 2005. The change is a combination of many factors. Cash used in operations was $2,315,337 for the year ended December 31, 2006. The components of cash used in operations are the following: (i) net loss of $1,081,070 (ii) benefit from income taxes of $692,000 (iii) gain on sale of discontinued operations and equipment of $261,757 (iv) changes in various operating assets and liabilities of approximately $1,211,736, and (v) change in deferred retirement benefits of $16,311. These amounts were offset by depreciation and amortization of $435,737, accrual relating to the contract payable of $511,800. The most significant components relating to the change in various operating assets and liabilities relate to the change in accounts receivable of $797,133 and inventory of $315,356. The majority of the change in the accounts receivable is related to increase in the accounts receivable related to the discontinued operations. The change in the inventory is a result of lower than anticipated sales during the year ended December 31, 2006.

Cash provided from investing activities was approximately $1,557,604 for the year ended December 31, 2006.

Nature Vision Inc. sold the Norman photography product line on October 20, 2006 pursuant to the terms of an Asset Purchase Agreement. The transaction involved the sale of inventory, equipment and certain other assets relating to Nature Vision’s Norman photography product line for a total purchase price of approximately $2,423,252, of which $300,000 is payable pursuant to the terms of a three-year note. The gain on the sale was based on carrying amount of inventories of $1,979,651, property and equipment net book value of $9,832, and prepaid expenses of approximately $37,766. Sales proceeds received were cash of $1,998,252, three year note receivable of $300,000 and a 90-day inventory holdback of $125,000. Transaction costs (legal and broker fee) were $142,853. The pretax gain on the sale of the business was calculated at $253,150. The Company utilized the net proceeds to reduce the line of credit by approximately $1,900,000.

In addition, the Company received $674,545 in cash proceeds from the sale of property and equipment, of which $643,640 relates to the building sold in July 2006. The Company sold its Brainerd, MN facility on July 14, 2006. Upon the sale, the existing mortgage was satisfied. Management negotiated a lease of a new 35,600 square foot facility. The lease commenced on September 1, 2006 and expires August 31, 2016. The monthly base rent increases from $11,718 to $17,800 over the term of the lease.

The Company purchased $736,285 of property, equipment, and intangibles during the year ended December 31, 2006. In addition, on February 28, 2006, we completed a purchase of the assets of Vector Teknologies, a small downrigger company located in Illinois for $384,074 that consists of $256,932 of fixed assets and $56,420 of intangibles, and $70,722 of inventory.  Management continues to review opportunities for acquisitions in the outdoor recreation marketplace.

Cash provided by financing activities was approximately $760,077 for the year ended December 31, 2006. This is made up of net advances on the Company’s line of credit of $1,670,000 and $301,320 received from the exercise of stock options; offset by approximately $905,085 of payments made on long-term debt and contract payables and a change of checks issued in excess of cash in bank of approximately $306,158.

As of December 31, 2006 working capital decreased to $4,157,969 from $6,899,783 at December 31, 2005.

Nature Vision Inc. had a secured line of credit for $5,600,000 at prime plus .75%. The prime rate at December 31, 2006 was 8.25%. As of December 31, 2006, the Company had the ability to borrow against the entire line of credit. The Company has replaced the line with a $3,000,000 line of credit that expires on April 1, 2008 and has an interest rate of prime plus 1.00%. Management anticipates continued advances against the line of credit to fund anticipated sales growth in future quarters. The agreement requires the following affirmative covenants measured based on December 31 audited results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0.  The Company was out of compliance with debt to equity ratio being 1.11 to 1.0 and a negative debt service ratio. The Company has received a waiver letter from its credit provider. Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months.

The Company signed an agreement in November 2006 to market and sell its Minneapolis, MN facility and land. This property relates to the discontinued operations of the Company. Management anticipates the sale of the property to exceed the carrying value as presented on the balance sheet. The Company anticipates utilizing the proceeds to reduce any existing debt or assist in funding a future acquisition. There is no assurance the Company will be able to sell the building.

The Company sold its Vaddio product line to New Vad, LLC on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $759,070 which consisted of $710,694 in cash at closing and $48,376 in assumed vacation pay. The estimated gain on the sale of the product line is based on prepaid expenses of $72,167 and equipment and intangibles of $181,623. Estimated transaction costs payable (legal and broker fee) are projected to be approximately $438,500. The estimated pretax gain on the sale of the business unit is calculated at approximately $66,780. The Company utilized the net proceeds to pay down the contract payable liability that was retained by the Company in the sale and to reduce the line of credit. In connection with the asset purchase agreement, Nature Vision will receive 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. The proceeds from these deferred payments are not included in the above mentioned pretax gain. As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad LLC over the next 12 months at a book value estimated to be $2,031,359. Under the terms of the Consignment Sale Agreement, New Vad LLC will purchase the consigned inventory from Nature Vision, Inc. as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased. In addition, the parties entered into a Collection Agreement, under which New Vad LLC will collect and transmit to Nature Vision, Inc. payments made by customers on Nature Vision’s accounts receivable for products or services sold or provided before the closing date. Any remaining balances due on June 5, 2007 will be remitted by New Vad LLC to Nature Vision, Inc.

It is management’s belief that it will fund any potential acquisitions through additional financing and the potential issuance of common stock. Management believes that any additional long-term debt requirements and additional lines of credit will be available. There is no assurance the Company will be able to obtain the necessary financing if needed.

It is management’s belief that long-term liquidity needs for the foreseeable future will be provided by working capital, and the expectation that the current line of credit will be renewed and any additional long-term debt requirements will be available.

 The Company believes that the effect of inflation has not been material during the year ended December 31, 2006.

Off-Balance Sheet Financing Arrangements

As of December 31, 2006, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for a discussion of new accounting standards.

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

PART III
Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 10.   EXECUTIVE COMPENSATION.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 13.   EXHIBITS.

 For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10-KSB.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature Vision, Inc.
Date: March 30, 2007	By: /s/ Jeffrey P. Zernov
Jeffrey P. Zernov, President
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey P. Zernov                                                                                                                                                   March 30, 2007
Jeffrey P. Zernov
(President, Chief Executive Officer
and a Director)

/s/ Michael R. Day                                                                                                                                     March 30, 2007
Michael R. Day
(Chief Financial Officer, Chief Accounting Officer
and Chief Operating Officer)

 /s/ Richard P. Kiphart                                                                                                                                   March 30, 2007
Richard P. Kiphart
(Director)

/s/ Steve Shanesy                                                                                                                                           March 30, 2007
Steve Shanesy
(Director)

/s/ Scott S. Meyers                                                                                                                                                                                     March 30, 2007
Scott S. Meyers
(Director)

/s/ Curtis A. Sampson                                                                                                                                                                                March 30, 2007
Curtis A. Sampson
(Director)

/s/ Philip M. McLaughlin                                                                                                                                                                                                                                                  March 30, 2007
Philip M. McLaughlin
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

10.2   Amended and Restated 2004 Stock Incentive Plan, dated June 3, 2004 (previously filed as Exhibit 10.1 to Registrant's Form 10-QSB Registration for the period ended June 30, 2005).

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

10.6   Form of Nonstatutory Option Agreement under the 2004 Stock Incentive Plan and Form of First Amendment thereto (previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.7    Incentive Stock Option Agreement for Jeffrey Zernov, dated August 31, 2004 (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

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

10.13 Asset Purchase Agreement, dated October 20, 2006, by and between Promark International, Inc. d/b/a Photogenic Professional Lighting and Nature Vision, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated October 20, 2006).

10.14 Asset Purchase Agreement, dated February 5, 2007, by and between New Vad, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated February 5, 2007).

10.15 Consignment Sale Agreement, dated February 5, 2007, by and between New Vad, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K dated February 5, 2007).

10.16 Collection Agreement, dated February 5, 2007, by and between New Vad, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.3 to the Registrant’s Report on Form 8-K dated February 5, 2007).

14.1   Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

21.1   Subsidiaries (previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

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
Brainerd, Minnesota

We have audited the accompanying consolidated balance sheets of Nature Vision, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature Vision, Inc. as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 30, 2007

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$2,344	$-
Accounts Receivable, net	2,664,246	2,490,386
Current Portion of Note Receivable	100,000	-
Inventories, net	4,466,189	3,896,894
Current Portion of Prepaid Expenses	390,608	281,558
Deferred Income Taxes	-	350,000
Current Assets Sold Relating to Discontinued Operations	84,855	2,208,991
Current Assets Retained Relating to Discontinued Operations	4,066,480	3,525,985

Total Current Assets	11,774,722	12,753,814

PROPERTY AND EQUIPMENT, NET	1,695,958	1,180,539

NON-CURRENT ASSETS
Building and Land Held for Sale, Net	565,449	1,200,001
Other Assets Sold Relating to Discontinued Operations	186,701	203,039
Cash Surrender Value of Life Insurance	148,310	135,698
Note Receivable, net of Current Portion	200,000	-
Prepaid Expenses, net of Current Portion	61,040	-
Deferred Income Taxes	1,022,546	-
Intangibles - net	91,498	40,916

Total Non-Current Assets	2,275,544	1,579,654

TOTAL ASSETS	$15,746,224	$15,514,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks Issued in Excess of Cash in Bank	$71,394	$377,552
Current Portion of Long-Term Debt	-	55,649
Current Portion of Deferred Retirement Benefits	72,795	71,400
Line of Credit, Bank	3,900,000	2,230,000
Accounts Payable	632,398	675,491
Accrued Payroll and Payroll Taxes	175,582	301,798
Accrued Expenses	840,005	551,009
Income Taxes Payable	5,000	2,000
Current Liabilities Sold Relating to Discontinued Operations	46,678	46,906
Current Liabilities Retained Relating to Discontinued Operations	1,872,901	1,542,226

Total Current Liabilities	7,616,753	5,854,031

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	-	387,016
Deferred Retirement Benefits, Net of Current Portion	557,871	651,725
Deferred Income Taxes	-	78,454
Long-term Liabilities Retained Relating to Discontinued Operations	-	250,431

Total Non-Current Liabilities	557,871	1,367,626

Total Liabilities	8,174,624	7,221,657

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at December 31, 2006 were 2,225,387 and December 31, 2005 were 2,178,887	356,062	348,620
Additional Paid-In Capital	6,789,287	6,436,409
Retained Earnings	426,251	1,507,321

Total Stockholders’ Equity	7,571,600	8,292,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,746,224	$15,514,007

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005

SALES, NET	$8,993,993	$11,663,438

COST OF GOOD SOLD	7,057,603	7,544,856

GROSS PROFIT	1,936,390	4,118,582

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,068,385	3,121,909

INCOME (LOSS) FROM OPERATIONS	(2,131,995)	996,673

OTHER INCOME (EXPENSE)
Interest Expense	(375,072)	(141,514)
Interest Income	-	519
Other Income (Expense)	(95,847)	14,010

Net Other Expenses	(470,919)	(126,985)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(2,602,914)	869,688

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	(1,021,000)	348,000

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,581,914)	521,688

GAIN FROM DISCONTINUED OPERATIONS, NET OF TAX OF $334,000 AND $237,000	500,844	365,246

NET INCOME (LOSS)	$(1,081,070)	$886,934

Income (Loss) from Continuing Operations per Common Share
Basic	$(0.71)	$0.24
Diluted	$(0.71)	$0.23

Income from Discontinued Operations per Common Share
Basic	$0.22	$0.17
Diluted	$0.22	$0.16

Net Income (Loss) per Common Share
Basic	$(0.49)	$0.41
Diluted	$(0.49)	$0.39

Weighted Average Common Shares
Basic	2,215,021	2,178,877
Diluted	2,215,021	2,263,746

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006 and 2005

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2004	2,178,887	$348,620	$6,436,409	$620,387	$7,405,416

Net Income	—	—	—	886,934	886,934

Balance, December 31, 2005	2,178,887	348,620	6,436,409	1,507,321	8,292,350

Exercise of Common Stock Options	46,500	7,442	293,878	—	301,320

Tax Benefit of Common Stock Option Exercises	—	—	59,000	—	59,000

Net Loss	—	—	—	(1,081,070)	(1,081,070)

Balance, December 31, 2006	2,225,387	$356,062	$6,789,287	$426,251	$7,571,600

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,081,070)	$886,934
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation and Amortization	435,737	347,864
Loss on Disposal of Property and Equipment	14,412	-
Loss (Gain) on Sale of Discontinued Operations	(276,169)	29,378
Provision for (Benefit from) Deferred Income Taxes	(692,000)	566,154
Change in Deferred Retirement Benefits	(16,311)	3,482
Change in Contract Payable	511,800	-
Change in Bad Debt Reserve	-	(6,000)
Changes in Operating Assets and Liabilities
Accounts Receivable	(797,133)	(944,656)
Income Taxes Receivable	-	89,800
Inventories, net	(315,356)	(3,314,150)
Inventories held for Sale	-	226,237
Prepaid Expenses	(163,810)	(99,608)
Other Non-current Assets	(12,612)	(9,158)
Accounts Payable	143,749	371,630
Income Taxes Payable	3,000	2,000
Accrued Payroll and Payroll Taxes	(181,080)	254,571
Accrued Expenses	187,654	242,346
Payments on Deferred Retirement Benefits	(76,148)	(121,835)

Net Cash Flows from Operating Activities	(2,315,337)	(1,475,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(719,711)	(765,166)
Purchase of Vector Teknologies Assets	(384,074)	-
Proceeds from Sale of Property and Equipment	30,905	1,200
Proceeds from Sale of Building and Land Held for Sale	643,640	-
Proceeds from Sale of Discontinued Operations	2,003,418	154,424
Purchases of Intangibles	(16,574)	(8,675)

Net Cash Flows from Investing Activities	1,557,604	(618,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in checks issued in excess of Cash in Bank	(306,158)	287,425
Net Advances from Line of Credit, Bank	1,670,000	1,990,000
Principal Payments on Long-term Debt	(442,665)	(38,620)
Payments on Contract Payable	(462,420)	(187,149)
Cash Received on Exercise of Options	301,320	-

Net Cash Flows from Financing Activities	760,077	2,051,656

Net Change in Cash and Cash Equivalents	2,344	(41,572)

CASH AND CASH EQUIVALENTS - January 1, 2006 and 2005	-	41,572

CASH AND CASH EQUIVALENTS - December 31, 2006 and 2005	$2,344	$-

See accompanying notes to consolidated financial statements.

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

Nature Vision, Inc. (the Company) is an outdoor recreation products Company. On October 20, 2006, Nature Vision, Inc. sold the Norman product line (Norman) of its Photo Control division and renamed the division the Vaddio Division. On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio). The Norman and Vaddio divisions designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and sold products used in the video conferencing and presentation industry. The Company began discussions and efforts to sell Norman and Vaddio in the third and fourth quarter of 2006, respectively. See Note 12 for additional information related to the sale of the Norman and Vaddio operations, respectively. The assets and liabilities of Vaddio at December 31, 2006 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows will be eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Norman and Vaddio operations and have presented on a historical basis these operations as a separate line in the consolidated statements of operations and the consolidated balance sheets under discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s outdoor recreation products. As a result of the sale of the Vaddio and Norman divisions, the Company has only one segment.

Nature Vision, Inc. (Nature Vision) designs and markets video viewing systems for the sport fishing market and other video based consumer and industrial products. The Company grants unsecured credit to its customers which are primarily dealers and consumers located throughout the United States and Canada. The Company contracts with outside organizations for the manufacture and sale of its products. The geographic market in which the Company competes consists of the entire United States and, to a lesser extent some foreign countries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt, line of credit-bank, contract payable and deferred liabilities - retirement benefits approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

CASH AND CASH EQUIVALENTS

The Company maintains its cash balances in various area banks. Cash balances are insured up to $100,000 per bank by the FDIC. The balances, at times, may exceed federally insured limits. The Company defines cash and cash equivalents as highly liquid, short-term investments with a maturity at the date of acquisition of three months or less.

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The

Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $15,000 at both December 31, 2006 and 2005.

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

DISCONTINUED OPERATIONS

The sale of the Company’s Norman photography product line to Promark International, Inc. was completed on October 20, 2006 pursuant to the terms of an Asset Purchase Agreement. The transaction involved the sale of inventory, equipment and certain other assets relating to the Norman photography product line. The Company negotiated the sale of these assets during the quarter ended September 30, 2006.

On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division. The Company negotiated the sale of these assets and assumption of certain liabilities during the quarter ended December 31, 2006.

These assets met the requirements of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows will be eliminated as a result of the sales and the Company will not have any significant involvement in the operations after the sales. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Norman and Vaddio product lines and these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled "Assets/Liabilities sold relating to discontinued operations" and “Assets/Liabilities retained relating to discontinued operations”. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 12).

BUILDING AND LAND HELD FOR SALE

On June 30, 2005, management signed an agreement to market for sale the building and land located in Brainerd, Minnesota. The building and land included our former assembly and distribution facility and our corporate headquarters. Accordingly, we reflected the carrying value of the building as held for sale as of December 31, 2005. We discontinued recording depreciation on the building effective July 1, 2005. On July 14, 2006 the building was sold for net proceeds of $643,640, prior to the repayment of the related mortgage, resulting in a loss of $5,276.

In November 2006, management signed an agreement and began marketing for sale the building and land located in Minneapolis, Minnesota. Accordingly, we have reflected the carrying value of the building as held for sale as of December 31, 2006 and December 31, 2005. As a result, we have discontinued recording depreciation on the building in the fourth quarter of the year ended December 31, 2006 and management believes that the current market value of the building and land is in excess of its carrying value.

INTANGIBLE ASSETS

Intangible assets consisted primarily of patents and identifiable intangible assets, (intellectual property and non-compete agreement), and are being amortized using the straight-line method over their estimated useful lives ranging from three to fifteen years. Amortization expense was $22,412 and $24,446 relating to continuing operations for the years ended December 31, 2006 and 2005, respectively, and $24,065 and $59,544 relating to discontinued operations for the years ended December 31, 2006 and 2005, respectively. Estimated remaining amortization expense for the years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $27,213, $23,466, $21,070, $15,454 and $2,984, respectively.

Schedule of Intangible Assets at December 31:

	2006

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2006

Trademarks	$9,234	$6,456	$2,778
Patents	68,624	35,644	32,980
Vector - non compete	56,420	8,462	47,958
Other	11,500	3,718	7,782

Totals	$145,778	$54,280	$91,498

	2005

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2005

Trademarks	$9,085	$5,730	$3,355
Patents	54,199	24,027	30,172
Other	9,500	2,111	7,389

Totals	$72,784	$31,868	$40,916

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

ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The allowance reserve for sales returns and warranty cost relating to continuing operations was $175,000 at both December 31, 2006 and December 31, 2005. The following table provides the expense recorded and charges against the reserve relating to continuing operations for the years ended December 31, 2006 and 2005.

	2006	2005

Accrued balance - beginning	$175,000	$85,000
Provision	72,654	168,163
Claims incurred	(72,654)	(78,163)

Accrued balance - ending	$175,000	$175,000

PREPAID EXPENSES

Included in prepaid expenses is purchased advertising time on television programs, advertising space in outdoor publications and catalogs for Nature Vision, Inc. products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Prepaid advertising expenses were $306,491 and $127,881 at December 31, 2006 and December 31, 2005, respectively. Advertising expensed relating to the continuing operations was $995,197 and $876,051 for the years ended December 31, 2006 and 2005, respectively. Advertising expensed relating to the discontinued operation was $409,426 and $266,354 for the years ended December 31, 2006 and 2005, respectively.

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

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense relating to the continuing operations was $166,320 and $72,334 for years ended December 31, 2006 and 2005, respectively. Research and development expense relating to the discontinued operation was $172,087 and $162,239 for the years ended December 31, 2006 and 2005, respectively.

STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its employee stock awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. See Note 6 for information regarding the Company’s stock-based incentive plans, including stock options. Generally, no stock option-based employee compensation cost was recognized in the Company’s Consolidated Statements of Operations prior to January 1, 2006, as stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized during the year ended December 31, 2006 includes compensation cost for all options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the year ended December 31, 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was not impacted since there were no options that were granted and / or vested during the year ended December 31, 2006. Basic and diluted loss per common share would not have changed for the year ended December 31, 2006 if the Company had not adopted SFAS No. 123(R). Basic and diluted income per common share for the year ended December 31, 2005 would have been impacted as shown in the pro forma information shown below, determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

2005

Net income:
As reported	$886,934
Pro forma	$687,234
Basic net income per common share:
As reported	$.41
Pro forma	$.32
Diluted net income per common share:
As reported	$.38
Pro forma	$.30
Stock based compensation:
As reported	$0
Pro forma	$199,700

There were no stock grants for the years ended December 31, 2006 and 2005. Therefore, there were no assumptions used in calculating the fair value of the options grants using the Black-Scholes option pricing model.

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18.

NET INCOME (LOSS) PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share. There were dilutive common stock equivalents, options and warrants, of 197,958 for the year ended December 31, 2005. There were no dilutive common stock equivalents, options and warrants, for the year ended December 31, 2006. Anti-dilutive options were 190,458 and 43,500 at December 31, 2006 and December 31, 2005, respectively.

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

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the Company, significant estimates include the allowance for doubtful accounts receivable, reserves for inventory valuation, reserves for sales returns, reserves for warranty services, and the valuation allowance for deferred tax assets.

 RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. FIN 48 will be effective beginning the first quarter of 2007 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which market is the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 beginning in fiscal 2008. The Company does not believe the effect of SFAS No. 157 will be material to the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status will be recognized in other comprehensive income. This recognition provision and the related disclosures are effective in fiscal 2007 for the Company. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. The Company will be required to adopt SFAS No. 158 beginning in fiscal 2008. The Company does not believe the effect of SFAS No. 158 will be material to the Company’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. The adoption of SAB 108 was not material to the Company’s consolidated financial statements.

RECLASSIFICATIONS

Certain accounts in the prior periods' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net income or stockholders' equity.

NOTE 2 - INVENTORIES

Inventories consisted of the following at:

	December 31, 2006	December 31, 2005

Raw Materials	$2,611,257	$1,780,176
Finished Goods	2,009,932	2,201,718

Total	4,621,189	3,981,894
Less: Valuation Allowance	(155,000)	(85,000)

Inventories, net	$4,466,189	$3,896,894

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2006	December 31, 2005

Tooling	$1,669,071	$934,252
Office furniture and equipment	592,784	304,271
Warehouse equipment	293,834	40,917
Vehicles	20,279	82,708
Leasehold improvements	199,257	-
Construction in progress	44,620	687,665

Total	2,819,845	2,049,813
Less: Accumulated depreciation	(1,123,887)	(869,274)

Net	$1,695,958	$1,180,539

Depreciation expense relating to continuing operations of $313,671 and $187,015 was recorded for the years ended December 31, 2006 and 2005, respectively. Depreciation expense related to discontinued operations of $75,589 and $76,860 was recorded for the years ended December 31, 2006 and 2005, respectively.

NOTE 4 - LINE OF CREDIT, BANK

The Company had a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $5,600,000 which expires April 1, 2007. Interest is payable monthly at prime plus .75% (9.00% at December 31, 2006) with a minimum interest rate of 5%. In March 2007, the Company replaced the line of credit with a $3,000,000 line of credit that has an interest rate of prime plus 1.00%. The line of credit is collateralized by accounts receivable, inventories, property and equipment. The agreement requires the following affirmative covenants measured based upon December 31 financial results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio not to exceed 1.2 to 1.0. The Company was out of compliance with debt to equity ratio being 1.11 to 1.0 and a negative debt service ratio. The Company has received a waiver letter from its credit provider.  The Company had a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $4,000,000 which expired July 1, 2006. Interest was payable monthly at prime plus .75%, (8.00% at December 31, 2005), with a minimum interest rate of 5%. The line of credit was subsequently renewed through October 1, 2006 with a maximum amount of $5,000,000. The line of credit was collateralized by accounts receivable, inventories, property and equipment. The weighted average interest rate on the line of credit for the year ended December 31, 2006 was 8.69%. The balance outstanding on the line of credit was $3,900,000 and $2,230,000 at December 31, 2006 and December 31, 2005, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following at:

	December 31, 2006	December 31, 2005

Note Payable - First National Bank of Deerwood - paid in full in July 2006	$-	$404,068

Note Payable - GMAC - paid in full in January 2006	-	38,597

Totals	-	442,665
Less: Current portion		(55,649)

Net Long-term Debt	$-	$387,016

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company has a Stock Option Plan, (the Plan), which provides for granting of incentive and non-statutory stock options to employees and others. The aggregate of 293,958 shares of the Company’s common stock may be granted at exercise prices not less than fair market value at the date of grant. The Compensation Committee from the Board of Directors administers the Plan. In general, options vest immediately and up to 4.5 years, and expire 5 years from the date of grant.

Information regarding stock options is summarized below:
	Number of Options	Weighted Average Option Exercise

Options Outstanding, December 31, 2004	283,958	$4.30
Granted	-	-
Expired	(42,500)	6.29
Exercised	-	-

Options Outstanding, December 31, 2005	241,458	3.95
Granted	-	-
Expired	(4,500)	6.88
Exercised	(46,500)	6.48

Options Outstanding, December 31, 2006	190,458	$3.26

The weighted average contractual life of options outstanding at December 31, 2006 and 2005 was 2.53 and 2.82 years, respectively.

Following is a schedule of options outstanding and exercisable at December 31, 2006:

Options Outstanding

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life	Wgt-Ave Exercise Price	Number Exercise Exercisable	Wgt-Ave Exercise Prices
$0.89	87,206	2.39	$0.89	87,206	$0.89
$4.72	25,002	2.02	4.72	25,002	4.72
$5.43	78,250	2.84	5.43	78,250	5.43

$0.89-$5.43	190,458	2.53	$3.26	190,458	$3.26

The intrinsic value of the options outstanding and exercisable at December 31, 2006 was $468,527. The intrinsic value of the options exercised during the year ended December 31, 2006 was $147,735.

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

NOTE 7 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the years ended December 31:

	2006	2005

Current	$5,000	$18,846
Deferred	(1,026,000)	329,154

Total Provision for (Benefit from) Income Taxes	$(1,021,000)	$348,000

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows:

	2006	2005

Federal statutory rate	(34.0)%	34.0%
State tax, net of federal benefit	(2.8)	2.8
Permanent differences and other including surtax exemption	(2.4)	3.2
Research and development credit	(0.0)	(0.0)

Effective Tax Rate	(39.2)%	40.0%

The net deferred tax assets and liabilities included in the financial statements include the following amounts at December 31:
	2006	2005

Current Amounts

Deferred tax assets	$-	$350,000

Net Current Deferred Tax Assets	$-	$350,000

Non-current Amounts

Deferred Tax Assets	$1,577,306	$435,746
Deferred Tax Liabilities	(554,760)	(514,200)

Net Non-current Deferred Tax Asset (Liability)	$1,022,546	$(78,454)

Total Net Deferred Tax Asset	$1,022,546	$271,546

	2006	2005

Deferred Tax Assets
Net Operating Loss Carryforwards	$1,113,000	$182,500
Contract Payable	282,000	264,000
Depreciation & Amortization	-	-
Deferred Compensation	233,000	267,500
Returns Allowance	71,000	114,500
Inventory Reserve	63,000	84,000
Bad Debt Reserve	6,000	14,500
Other Allowances	72,800	134,000

Total	1,840,800	1,061,000
Less Valuation Allowances	(275,254)	(275,254)

Deferred Tax Asset	$1,565,546	$785,746

Deferred Tax Liabilities
Depreciation & Amortization	$(543,000)	$(514,200)

The change in the valuation allowance was $0 and $571,746 for the years ended December 31, 2006 and 2005, respectively.  The principal reason for the change in the valuation allowance for the year ended December 31, 2005 was due to the sale of the Bookendz product line (see note 12) which was fully reserved at December 31, 2004 but as a result of the sale in 2005, required the Company to record a deferred tax liability at December 31, 2005.  The valuation allowance recorded for the year ended December 31, 2004 was based on the Company's review of the temporary differences that resulted from the reverse merger and recording a valuation allowance on the deferred tax assets for the items which more likely than not were not realizable.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical taxable income including available net operating loss carryforwards to offset taxable income, and projected future taxable income in making this assessment.

The Company has federal and state net operating losses of approximately $2,900,000 and $1,850,000, respectively, which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

NOTE 8 - CONTRACT PAYABLE - VADDIO

The Company has employment agreements with 3 employees. The agreements, which expired on December 31, 2006, provided for an annual base salary and bonus payments under each employment agreement, equal to 3.4% to each employee of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1,600,000 and $2,000,000 in 2005 and 2006, respectively. If the Company had terminated the employment agreement with the employee without cause prior to December 31, 2006, or if the employee terminated his employment prior to December 31, 2006 under certain conditions (including a sale of all or substantially all of the assets comprising the Vaddio division or the discontinuation of the Vaddio division), then the employee was entitled to the bonus payment as defined in the agreement at the time of the termination of his employment. The employee has agreed, during his employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period. Since the bonus payment was not contingent on the continued employment of the employee and the amount due can be estimated and is likely to be paid, the amount of $900,000 (the estimated bonus payment due) was accrued at the date of the reverse merger. The amount accrued was the fair value of the liability at the date of the reverse merger. Contract payments of $462,420 were paid in 2006. The Company accrued an additional $511,800 related to this agreement for the year ended December 31, 2006. The amount owed related to the contract payable was $762,231 and $712,851 at December 31, 2006 and 2005, respectively, and is included in liabilities retained relating to discontinued operations.

NOTE 9 - DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs were recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $630,666 and $723,125 at December 31, 2006 and December 31, 2005, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company has entered into an employment with the President and Chief Executive Officer. Upon termination of employment the agreement provides for a non-compete period of 5 years. In exchange for the non-compete, the Company is obligated to pay the employee at his base rate for a period of up to 2 years.

License Agreement

In January 2002, Waterstrike Incorporated, (Waterstrike) granted the Company an exclusive license for the use of certain underwater camera technologies. Under the agreement, the Company is required to pay Waterstrike a royalty of $23 for each licensed product sold beginning on January 1, 2002. The agreement requires the Company to pay annual royalties based on a minimum level of unit sales. If the minimum level of unit sales in not met, the Company must pay additional royalties up to the minimum required, or forfeit the exclusivity of the agreement. For the years ended December 31, 2006 and 2005, the Company did not meet the minimum unit sales level required under the agreement and may lose the exclusivity of the license agreement. The license will terminate upon the later of the date of expiration of the last to expire patent included in the licensed technology, or the date that the Company permanently ceases the sale of the devices using the technology. Royalty expense pursuant to this exclusive license agreement was $32,896 and $34,754 for the years ended December 31, 2006 and 2005, respectively.

Lease Commitment

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and expires August 31, 2016. The monthly base rent increases from $11,718 to $17,800 over the term of the lease. The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses. Rent expense, including operating expenses, was $148,158 and $18,747 for the years ended December 31, 2006 and 2005, respectively.

Future minimum lease payments are as follows for the years ending December 31:

2007	$142,993
2008	150,113
2009	157,233
2010	164,353
2011	172,067
Thereafter	923,267

Total	$1,710,026

NOTE 11 - CONCENTRATIONS

Major Customers

The Company derived more than 10% of its revenues from the following unaffiliated customers and had receivable balances from those customers in the following amounts:
	2006			2005
	Sales	Receivables	Sales	Receivables
Customer A	$1,970,130	$445,923	$2,032,976	$535,059
Customer B	1,363,882	429,095	1,356,973	561,247
Customer C	1,077,236	461,742	1,710,910	*
Customer D	*	*	1,168,082	261,674

               *Did not represent more than 10% of the Company’s revenues or accounts receivable for the period indicated.

Major Suppliers

Purchases for the year ended December 31, 2006 and 2005 include purchases from an offshore manufacturer of outdoor recreation products that individually accounted for 47% and 52%, respectively, of the materials and supplies used by the Company in its continuing operations. Management believes minimal risk is present under this offshore manufacturing arrangement due to other suppliers being readily available.

Foreign Sales

Included in the consolidated statements of operations are foreign sales related to continuing operations of $1,123,184 and $869,904 for the years ended December 31, 2006 and 2005, respectively, and foreign sales related to discontinued operations of $1,188,431 and $1,210,322 for the years ended December 31, 2006 and 2005, respectively.

Foreign Inventory

Included in the consolidated balance sheets are international inventories related to continuing operations of $204,098 and $771,301 at December 31, 2006 and December 31, 2005, respectively, and international inventories related to discontinued operations of $189,754 and $393,564 at December 31, 2006 and December 31, 2005, respectively. Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision products and finished goods held in Europe related to discontinued operations.

NOTE 12 - DISCONTINUED OPERATIONS

Norman photography product line sale

The sale of Nature Vision’s Norman photography product line to Promark International, Inc. was completed on October 20, 2006 pursuant to the terms of an Asset Purchase Agreement. The transaction involved the sale of inventory, equipment and certain other assets relating to Nature Vision’s Norman photography product line for a total purchase price of approximately $2,400,000, of which $300,000 is payable pursuant to the terms of a three-year note. The note bears interest at prime plus 1% and is unsecured. The note requires quarterly principal payments of $25,000 plus interest through September 30, 2009. This business has been classified as discontinued operations.

The assets sold include inventories and property and equipment based on carrying amount of inventories of $1,979,651 and property and equipment net book value of $9,832, and prepaid expenses of $37,766. Sales proceeds received were cash of $1,998,252, three-year note receivable of $300,000 and a 90 day inventory holdback of $125,000. Also recorded was transaction costs totaling $142,853. The gain on the sale of the unit was calculated as follows:

Cash received	$1,998,252
Note receivable	300,000
Due from buyer	125,000

Subtotal	2,423,252
Less: Transaction costs	(142,853)

Net proceeds on sale	2,280,399
Less: Inventories carrying amount	(1,979,651)
Less: Prepaid expenses	(37,766)
Less: Property and equipment carrying amount	(9,832)

Gain on disposition of assets	$253,150

Vaddio product line sale

The sale of Nature Vision’s Vaddio product line to New Vad closed on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $759,070 which consisted of $710,694 in cash at closing and $48,376 in assumed paid time off. In addition, Nature Vision will receive 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received.

As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad over the next 12 months at a book value estimated to be $2,031,359. Under the terms of the Consignment Sale Agreement, New Vad will purchase at the Company’s cost the consigned inventory from Nature Vision as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased.

In addition, the parties entered into a Collection Agreement, under which New Vad will collect and transmit to Nature Vision payments made by customers on Nature Vision’s accounts receivable for products or services sold or provided before the closing date.

Estimated gain on the sale was calculated as follows:

Cash received	$710,694
Assumption of accrued paid time off	48,376

Subtotal	759,070
Less: Estimated transaction costs	(438,500)

Net proceeds on sale	320,570
Less: Prepaid expenses	(72,167)
Less: Property and equipment carrying amount	(181,623)

Gain on disposition of assets	$66,780

The potential deferral proceeds of up to $750,000 will be recorded when earned and collection is deemed probable. No deferred sale proceeds were recorded during the year ended December 31, 2006.

Bookendz product line sale

On October 28, 2005, the Company sold its Bookendz product line, related patent and remaining inventory. Upon the sale closing, the Company received gross $200,000 for the equipment and patent related to the product line. The Company paid selling expenses of $45,576. The Company received $211,582 for the inventory on November 28, 2005. The Company recorded a loss on the sale of the Bookendz product line of $29,378 for the year ended December 31, 2005. The Company will also receive 10% of all future sales of product related to the patent from the buyer for a period of three years from the date of sale. These payments are to be paid quarterly, beginning in the first Quarter of 2006. These payments will be recognized as income as earned in future periods. Royalties earned for the year ended December 31, 2006 were $23,019. There were no royalties earned for the years ended December 31, 2005.

The following are condensed statements of operations of the discontinued operations (Vaddio, Norman, and Bookendz) for the years end December 31:

	2006	2005

Sales, Net	$14,509,256	$12,590,621
Cost of good sold	9,352,023	9,079,071
Gross profit	5,157,233	3,511,550

Selling, general, and administrative	4,594,900	2,885,813
Income from operations	562,333	625,737

Other income (expense)	(3,658)	5,887
Gain (loss) on sale of Bookendz product line	23,019	(29,378)
Gain on sale of Norman product line	253,150	-

Income and gain from discontinued operations	834,844	602,246
Provision for income taxes	334,000	237,000

Gain from discontinued operations	$500,844	$$365,246

Assets and liabilities as a result of discontinued operations (Vaddio and Norman) consisted of the following at December 31:
	2006	2005
Current assets sold relating to discontinued operations:
Inventory	$-	$2,080,090
Prepaid expenses	84,855	128,901
Total	$84,855	$2,208,991

Other assets sold relating to discontinued operations:
Fixed assets, net	156,199	148,472
Intangibles, net	30,502	54,567
Total	$186,701	$203,039

Current liabilities assumed relating to discontinued operations:
Accrued vacation	$46,678	$46,906

Assets and liabilities retained relating to the discontinued operations (Vaddio and Norman) consisted of the following at December 31:
	2006	2005
Current assets retained relating to discontinued operations:
Accounts receivable	$1,805,240	$1,181,967
Inventory	2,261,240	2,344,018
Total	$4,066,480	$3,525,985

Current liabilities retained relating to discontinued operations:
Accounts payable	$992,685	$805,843
Accrued payroll and related expenses	80,012	87,742
Accrued vacation	-	46,906
Contract payable	762,231	462,420
Other current liabilities	37,973	139,315
Total	$1,872,901	$1,542,226

Long-term liabilities retained relating to discontinued operations:
Contract payable	$-	$250,431

NOTE 13 - SUPPLEMENTAL CASH FLOWS

	2006	2005

Supplemental Cash Flow Disclosures
Cash paid for interest	$366,611	$120,191
Cash (received) paid for income taxes	2,000	(72,954)

Noncash investing and financing activities
Note receivable recorded for sale of discontinued operations	$300,000	$-
Transfer of prepaid expenses to property and equipment	-	$35,470

NOTE 14 - VECTOR ACQUISITION

On February 28, 2006, the Company purchased substantially all the assets of Vector Teknologies, LLC for $384,074 in cash. The Company also entered into a royalty agreement for sales of the purchased products until December 31, 2009. The royalty agreement is not anticipated to be material. The purchase provides the Company with a new line of products, downriggers for controlled depth fishing, for the outdoor recreation division, Nature Vision. The product line will also provide a platform for additional product innovation. The acquisition was financed with the existing line of credit. The pro forma results of operations as if the Vector Teknologies, LLC purchase occurred on January 1, 2005 are not material.

NOTE 15 - RETIREMENT PLAN

The Company has a 401(K) Employee Retirement Plan. Company contributions made to the Plan for the years ended December 31, 2006 and 2005 were $122,057 and $102,608, respectively.