Form 10QSB
period 2007-03-31
NATURE VISION, INC.
filed 2007-05-15
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number : 0-7475

_____________________

NATURE VISION, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-0831186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1480 Northern Pacific Road

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

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of May 15, 2007, was 2,312,593. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No  ☒

NATURE VISION, INC.

PART II

	Item 6:	Exhibits	18

		Signatures	18

i

Part I
Item 1: Financial Information
Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
	Unaudited
	March 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$2,344
Accounts receivable, net	987,109	2,664,246
Current portion of note receivable	100,000	100,000
Inventories, net	3,838,716	4,466,189
Prepaid expenses	373,968	390,608
Current assets sold relating to discontinued operations	-	84,855
Current assets retained relating to discontinued operations	1,747,507	4,066,480
Total Current Assets	7,047,300	11,774,722

PROPERTY AND EQUIPMENT, NET	1,675,037	1,695,958

NON-CURRENT ASSETS
Building and land held for sale, net	565,449	565,449
Other assets sold relating to discontinued operations	-	186,701
Cash surrender value of life insurance	148,310	148,310
Note receivable, net of current portion	175,000	200,000
Prepaid expenses, net of current portion	64,340	61,040
Deferred income taxes	1,320,546	1,022,546
Intangibles - net	84,178	91,498
Total Non-Current Assets	2,357,823	2,275,544

TOTAL ASSETS	$11,080,160	$15,746,224

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$118,791	$71,394
Current portion of deferred retirement benefits	72,795	72,795
Line of credit, bank	1,745,000	3,900,000
Accounts payable	239,434	632,398
Accrued payroll and payroll taxes	111,618	175,582
Accrued expenses	544,013	840,005
Income taxes payable	-	5,000
Current liabilities sold relating to discontinued operations	-	46,678
Current liabilities retained relating to discontinued operations	588,719	1,872,901
Total Current Liabilities	3,420,370	7,616,753

LONG-TERM LIABILITIES
Deferred retirement benefits, net of current portion	536,836	557,871
Total Non-Current Liabilities	536,836	557,871

Total Liabilities	3,957,206	8,174,624

STOCKHOLDERS’ EQUITY
Common stock, $.16 par value per share 25,000,000 shares authorized common shares issued and outstanding at March 31, 2007 were 2,225,387 and December 31, 2006 were 2,225,387	356,062	356,062
Additional paid-in capital	6,789,287	6,789,287
Retained earnings (deficit)	(22,395)	426,251
Total Stockholders’ Equity	7,122,954	7,571,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,080,160	$15,746,224

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2007 and 2006

	2007	2006

SALES, NET	$1,756,079	$1,670,954

COST OF GOOD SOLD	1,447,114	1,206,847

GROSS PROFIT	308,965	464,107

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	965,717	1,185,054

LOSS FROM OPERATIONS	(656,752)	(720,947)

OTHER INCOME (EXPENSE)
Interest expense	(60,891)	(50,876)
Interest income	5,473	-
Other income (expense)	-	2,814

Net Other Expenses	(55,418)	(48,062)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(712,170)	(769,009)

BENEFIT FROM INCOME TAXES	(284,000)	(307,000)

LOSS FROM CONTINUING OPERATIONS	(428,170)	(462,009)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF $14,000 TAX BENEFIT AND $13,000 TAX PROVISION	(20,476)	20,317

NET LOSS	$(448,646)	$(441,692)

Loss from continuing operations per common share
Basic	$(0.19)	$(0.21)
Diluted	$(0.19)	$(0.21)

Income (loss) from discontinued operations per common share
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Net loss per common share
Basic	$(0.20)	$(0.20)
Diluted	$(0.20)	$(0.20)

Weighted average common shares
Basic	2,225,387	2,202,348
Diluted	2,225,387	2,202,348

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(448,646)	$(441,692)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	117,465	118,311
Gain on disposal of property and equipment	-	(2,814)
Gain on sale of discontinued operations	(77,489)	-
Benefit from deferred income taxes	(298,000)	(294,000)
Change in deferred retirement benefits	-	(336)
Change in bad debt reserve	-	6,000
Changes in operating assets and liabilities
Accounts receivable	3,070,487	1,502,353
Inventories, net	1,553,096	(1,236,462)
Prepaid expenses	26,029	17,195
Other non current assets	-	1,618
Accounts payable	(1,385,649)	(301,269)
Income taxes payable	(5,000)	(2,000)
Accrued payroll and payroll taxes	(113,976)	27,450
Accrued expenses	(229,056)	(29,054)
Payments on deferred retirement benefits	(21,035)	(30,459)

Net Cash Flows from Operating Activities	2,188,226	(665,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(89,224)	(425,996)
Proceeds from sale of property and equipment	-	42,855
Proceeds from sale of discontinued operations	491,952	-
Payments received on note receivable	25,000	-
Purchases of intangibles	-	(56,420)

Net Cash Flows from Investing Activities	427,728	(439,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks issued in excess of cash in bank	47,397	11,542
Net advances from (payments on) line of credit, bank	(2,155,000)	1,330,000
Principal payments on long-term debt	-	(42,722)
Payments on contract payable	(510,695)	(462,420)
Cash received on exercise of options	-	268,320

Net Cash Flows from Financing Activities	(2,618,298)	1,104,720

Net Change in Cash and Cash Equivalents	(2,344)	-

CASH AND CASH EQUIVALENTS - January 1, 2007 and 2006	2,344	-

CASH AND CASH EQUIVALENTS - March 31, 2007 and 2006	$-	$-

Supplemental Cash Flow Disclosures:
Cash paid for interest	$77,887	$51,600
Cash paid for income taxes	$5,000	$2,000

Noncash Investing and Financing Activities:
Transaction costs related to sale of segment included in current liabilities retained related to
discontinued operations	$202,274	-

See accompanying notes to consolidated financial statements.

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Unaudited)

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

Nature Vision, Inc. (the Company) is an outdoor recreation products Company. On October 20, 2006, Nature Vision, Inc. sold the Norman product line (Norman) of its Photo Control division and renamed the division the Vaddio Division. On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio). The Norman and Vaddio divisions designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and sold products used in the video conferencing and presentation industry. The Company began discussions and efforts to sell Norman and Vaddio in the third and fourth quarter of 2006, respectively. See Note 8 for additional information related to the sale of the Norman and Vaddio operations, respectively. The assets and liabilities of Vaddio at December 31, 2006 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows will be eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Norman and Vaddio operations and have presented on a historical basis these operations as a separate line in the consolidated statements of operations and the consolidated balance sheets under discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s outdoor recreation products. As a result of the sale of the Vaddio and Norman divisions, the Company has only one segment.

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

INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at March 31, 2007 and the consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Annual Report on Form 10-KSB of the Company filed with the Securities and Exchange Commission.

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

These assets met the requirements of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows will be eliminated as a result of the sales and the Company will not have any significant involvement in the operations after the sales. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Norman and Vaddio product lines and these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled "Assets/Liabilities sold relating to discontinued operations" and “Assets/Liabilities retained relating to discontinued operations”. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 8).

BUILDING AND LAND HELD FOR SALE

In November 2006, management signed an agreement and began marketing for sale the building and land located in Minneapolis, Minnesota. Accordingly, we have reflected the carrying value of the building as held for sale as of March 31, 2007 and December 31, 2006. As a result, we discontinued recording depreciation on the building in the fourth quarter of the year ended December 31, 2006 and management believes that the current market value of the building and land is in excess of its carrying value.

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

ALLOWANCE ACCOUNTS

The Company has established allowance reserves for sales returns and warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one one-year warranty program for the majority of its products. The allowance reserve for sales returns and warranty cost relating to continuing operations was $175,000 at both March 31, 2007 and December 31, 2006. The following table provides the expense recorded and charges against the reserve relating to continuing operations for the quarters ended March 31, 2007 and 2006.

	2007	2006

Accrued balance - beginning	$175,000	$175,000
Provision	38,146	6,386
Claims incurred	(38,146)	(96,386)

Accrued balance - ending	$175,000	$85,000

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

Effective January 1, 2006, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized during the three months ended March 31, 2007 and 2006 includes compensation cost for all options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the three months ended March 31, 2007 and 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the quarters ended March 31, 2007 and 2006 was not impacted since there were no options that were granted and / or vested during the respective periods. Basic and diluted loss per common share would not have changed for the quarters ended March 31, 2007 and 2006 if the Company had not adopted SFAS No. 123(R).

There were no stock options granted during the quarters ended March 31, 2007 and 2006.

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

NET INCOME (LOSS) PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share. There were no dilutive common stock equivalents, options and warrants, for the three months ended March 31, 2007 and 2006, respectively. Anti-dilutive options were 190,458 and 197,958 at March 31, 2007 and March 31, 2006, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The Company has no accrued liabilities for interest or penalties recorded related to unrecognized tax benefits. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The adoption of FIN 48 was not material to the financial statements.

RECLASSIFICATIONS

Certain accounts in the prior periods' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current period consolidated financial statements. These reclassifications had no effect on net income or stockholders' equity.

NOTE 2 - INVENTORIES

Inventories consisted of the following at:

	March 31, 2007	December 31, 2006

Raw Materials	$2,806,019	$2,611,257
Finished Goods	1,092,697	2,009,932

Total	3,898,716	4,621,189
Less: Valuation Allowance	(60,000)	(155,000)

Inventories, net	$3,838,716	$4,466,189

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2007	December 31, 2006

Tooling	1,669,071	1,669,071
Office furniture and equipment	592,784	592,784
Warehouse equipment	293,834	293,834
Vehicles	20,279	20,279
Leasehold improvements	199,257	199,257
Construction in progress	133,844	44,620

Total	2,909,069	2,819,845
Less: Accumulated depreciation	(1,234,032)	(1,123,887)

Net	$1,675,037	$1,695,958

NOTE 4 - LINE OF CREDIT, BANK

The Company has a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $3,000,000 which expires April 1, 2008. Interest is payable monthly at prime plus 1.00% (9.25% at March 31, 2007) with a minimum interest rate of 5%. The line of credit is collateralized by accounts receivable, inventories, property and equipment. The agreement requires the following affirmative covenants measured based upon December 31 financial results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio not to exceed 1.2 to 1.0. The Company was out of compliance with debt to equity ratio being 1.11 to 1.0 and a negative debt service ratio at December 31, 2006. The Company received a waiver letter from its credit provider.  The Company had a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $5,600,000 which expired April 1, 2007. Interest was payable monthly at prime plus .75%, (9.00% at December 31, 2006), with a minimum interest rate of 5%. The weighted average interest rate on the line of credit for the three months ended March 31, 2007 and 2006 was 9.00% and 8.17%, respectively. The balance outstanding on the line of credit was $1,745,000 and $3,900,000 at March 31, 2007 and December 31, 2006, respectively.

NOTE 5 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the three months ended March 31:

	2007	2006

Current	$-	$-
Deferred	(284,000)	(307,000)

Total Benefit from Income Taxes	$(284,000)	$(307,000)

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31 to the Company’s effective rate is as follows:

	2007	2006

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(2.8)	(2.8)
Permanent differences and other including surtax exemption	(3.1)	(2.6)
Research and development credit	(0.0)	(0.5)

Effective Tax Rate	(39.9)%	(39.9)%

The Company adopted FIN 48 effective January 1, 2007. Upon adoption, there was approximately $400,000 of unrecognized income tax benefits. The adoption of FIN 48 had no effect on stockholders’ equity. As of March 31, 2007 and December 31, 2006, there was approximately $400,000 of unrecognized income tax benefits related to temporary differences included as a deferred tax liability. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2006.

NOTE 6 - CONTRACT PAYABLE - VADDIO

The Company had employment agreements with 3 employees. The agreements, which expired on December 31, 2006, provided for an annual base salary and bonus payments under each employment agreement, equal to 3.4% to each employee of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1,600,000 and $2,000,000 in 2005 and 2006, respectively. The employee has agreed, during his employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period. Contract payments of $510,695 and $462,420 were paid during the three months ended March 31, 2007 and 2006, respectively. The amount owed related to the contract payable was $251,536 and $762,231 at March 31, 2007 and 2006, respectively, and is included in current liabilities retained relating to discontinued operations.

NOTE 7 - CONCENTRATIONS

Major Customers

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the three months ended March 31:

	2007	2006
Customer A	$268,807	$341,336
Customer B	447,806	349,689

The Company had receivable balances greater than 10% of its accounts receivable from the following unaffiliated customers:
	March 31, 2007	December 31, 2006
Customer A	$105,638	$445,923
Customer B	335,969	429,095
Customer C	*	461,742

*Did not represent more than 10% of the Company’s accounts receivable for the period indicated.

Foreign Sales

Included in the consolidated statements of operations are foreign sales related to continuing operations of $143,030 and $171,327 for the three months ended March 31, 2007 and 2006, respectively.

Foreign Inventory

Included in the consolidated balance sheets are international inventories related to continuing operations of $189,035 and $204,098 at March 31, 2007 and December 31, 2006, respectively. Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision products.

NOTE 8 - DISCONTINUED OPERATIONS

Norman photography product line sale

The sale of Nature Vision’s Norman photography product line to Promark International, Inc. was completed on October 20, 2006 pursuant to the terms of an Asset Purchase Agreement. The transaction involved the sale of inventory, equipment and certain other assets relating to Nature Vision’s Norman photography product line for a total purchase price of approximately $2,400,000, of which $300,000 is payable pursuant to the terms of a three-year note. The note bears interest at prime plus 1% and is unsecured. The note requires quarterly principal payments of $25,000 plus interest through September 30, 2009. The remaining balance on the note is $275,000 at March 31, 2007. This product line has been classified as discontinued operations.

Vaddio product line sale

The sale of Nature Vision’s Vaddio product line to New Vad, LLC (New Vad) closed on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372 which consisted of $710,694 in cash at closing and $46,678 in assumed paid time off. In addition, Nature Vision will receive 2% of receipts from the gross sales of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six-month deferral, until a total payment of $750,000 is received.

As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad over the next 12 months at a book value estimated to be $2,031,359. Under the terms of the Consignment Sale Agreement, New Vad will purchase, at the Company’s cost, the consigned inventory from Nature Vision as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased. The Company has sold $695,742 of inventory to New Vad through March 31, 2007. There is $165,487 included in accounts receivable relating to discontinued operations that is due from New Vad as part of inventory sold during the three months ended March 31, 2007. The remaining inventory to be purchased by New Vad was $1,335,617 at March 31, 2007.

In addition, the parties entered into a Collection Agreement, under which New Vad will collect and transmit to Nature Vision payments made by customers on Nature Vision’s accounts receivable for products or services sold or provided before the closing date.

The gain on the sale was calculated as follows:

Cash received	$710,694
Assumption of accrued paid time off	46,678

Subtotal	757,372
Less: Estimated transaction costs	(421,016)

Net proceeds on sale	336,356
Less: Prepaid expenses	(72,166)
Less: Property and equipment carrying amount	(186,701)

Gain on disposition of assets	$77,489

The potential deferral proceeds of up to $750,000 will be recorded when earned and collection is deemed probable. No deferred sale proceeds were recorded during the three months ending March 31, 2007.

This product line has been classified as discontinued operations.

The following are condensed statements of the discontinued operations (Vaddio and Norman) for the three months ended March 31:

	2007	2006

Sales, Net	$736,802	$2,995,637
Cost of good sold	574,763	1,900,856
Gross profit	162,039	1,094,781

Selling, general, and administrative	274,004	1,065,937
Income (loss) from operations	(111,965)	28,844

Other income	-	4,473
Gain on sale of Vaddio product line	77,489	-

Income and gain from discontinued operations	(34,476)	33,317
Benefit from (provision for) income taxes	14,000	(13,000)
Gain (loss) from discontinued operations	$(20,476)	$$20,317

Assets and liabilities as a result of discontinued operations consisted of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Current assets sold relating to discontinued operations:
Prepaid expenses	$-	$84,855

Other assets sold relating to discontinued operations:
Fixed assets, net	-	156,199
Intangibles, net	-	30,502
Total	$-	$186,701

Current liabilities assumed relating to discontinued operations:
Accrued vacation	$-	$46,678

Assets and liabilities retained relating to the discontinued operations consisted of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Current assets retained relating to discontinued operations:
Accounts receivable	$411,890	$1,805,240
Inventory	1,335,617	2,261,240
Total	$1,747,507	$4,066,480

Current liabilities retained relating to discontinued operations:
Accounts payable	$-	$992,685
Accrued payroll and related expenses	30,000	80,012
Contract payable	251,536	762,231
Accrued transaction costs	202,274	-
Other current liabilities	104,909	37,973
Total	$588,719	$1,872,901

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include directly identifiable operating costs and other expenses. The majority of these costs are fairly consistent from month to month. Selling costs consist of payroll, commissions, product management, marketing, advertising and servicing accounts costs. General and administrative costs include payroll, product design, product development, engineering, order processing costs, management information systems, accounting and administrative. General and administrative expenses include costs associated with general corporate management and shared departmental services such as legal, external accounting, management information systems, finance, insurance and human resources. Other costs consist primarily of interest on the existing line of credit. The interest rate on the credit facility floats with prime, at prime plus 1.00%. As rates have increased over the prior year, these costs have continued to rise.

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

Inventories. At the end of 2006, we increased our required levels to insure a high rate of order fulfillment. Lower than anticipated sales in 2006 were a cause for the increase in inventories. We currently have stock in place to fulfill orders and management feels that the inventory is saleable. We anticipate the ability to reduce the required levels in future quarters. Should sales of existing products not achieve forecasted levels, a change in product components or customer requirements occur, such reductions may not be obtainable.

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

 Results of Operations

The following table provides the percentage change in our net sales, gross profit, income from operations, and net income for the three months ended March 31:

(in thousands)	2007	2006	Increase/ (Decrease)
NET SALES	$1,756	$1,671	5.1. %

GROSS PROFIT	309	464	(33.4%)

LOSS FROM OPERATIONS	(657)	(721)	8.9%

NET LOSS	$(449)	$(442)	(1.6%)

The following table presents our gross profit, income from operations and net income as a percentage of net sales for the three months ended March 31:

	2007	2006
GROSS PROFIT	17.6%	27.8%

LOSS FROM OPERATIONS	(37.4%)	(43.1%)

NET LOSS	(25.6%)	(26.5%)

Increased sales were due to an increase in hunting product sales as a result of new hunting blinds. In addition, there was an increase in sales in the Vector product as a result of this product line being introduced by the Company towards the end of the three months ended March 31, 2006. The increase in sales was partially offset by higher than expected returns during the three months ended March 31, 2007. The increased returns during the three months ended March 31, 2007 had a negative impact on the Company’s gross profit. Gross profits were also impacted by rising fuel costs passed along through increased freight costs, both incoming and outgoing. Outgoing freight was additionally impacted by the sale of lower cost items in similar or larger configurations and quantities, thereby increasing the cost per unit shipped. The final major impact on gross profit was the move to our new leased facility from our previously owned facility. This change results in a lease expense in 2007 that reduces gross profit while the owned facility in 2006 generated interest expense, which did not reduce gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative costs have decreased due to lower accounting and legal expenses relative the comparative period in fiscal 2006. In addition, the Company has reduced its engineering costs as a result of lower headcount. Research and development expenses decreased from $30,503 for the three months ended March 31, 2006 to $13,676 for the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company had a cash balance of $0 at March 31, 2007 compared to $2,344 at December 31, 2006. The change is a combination of many factors. Cash provided from operations was $2,188,226 for the three months ended March 31, 2007. The components of cash provided from operations are the following: (i) depreciation and amortization of $117,465 and (ii) changes in various operating assets and liabilities of $2,894,896. These amounts were offset by a net loss of $448,646, benefit from deferred income taxes of $298,000, and gain on sale of discontinued operations of $77,489. The most significant components relating to the change in various operating assets and liabilities relate to the change in accounts receivable of $3,070,487 and inventory of $1,553,096, offset by a change in accounts payable of $1,385,649. The majority of the change in the accounts receivable, inventory, and accounts payable is related to the discontinued operations and the seasonality of the continuing operations.

Cash provided from investing activities was approximately $427,728 for the three months ended March 31, 2007.

The Company sold its Vaddio product line to New Vad, LLC (New Vad) on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372 which consisted of $710,694 in cash at closing and $46,678 in assumed vacation pay. The gain on the sale of the product line is based on prepaid expenses of $72,166 and equipment and intangibles of $186,701. Estimated transaction costs of (legal and broker fee) are projected to be $421,016, of which $202,274 are accrued for at March 31, 2007. The estimated pretax gain on the sale of the business unit is calculated at $77,489. The Company utilized the net proceeds to pay down the contract payable liability that was retained by the Company in the sale and to reduce the line of credit. In connection with the asset purchase agreement, Nature Vision will receive 2% of receipts from the gross sales of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six-month deferral, until a total payment of $750,000 is received. The proceeds from these deferred payments are not included in the above mentioned pretax gain. As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad over the next 12 months. Under the terms of the Consignment Sale Agreement, New Vad will purchase the consigned inventory from Nature Vision, Inc. as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased. The Company has sold $695,742 of inventory to New Vad through March 31, 2007. The remaining inventory to be purchased by New Vad was $1,335,617 at March 31, 2007. In addition, the parties entered into a Collection Agreement, under which New Vad will collect and transmit to Nature Vision, Inc. payments made by customers on Nature Vision’s accounts receivable for products or services sold or provided before the closing date. Any remaining balances due on June 5, 2007 will be remitted by New Vad to Nature Vision, Inc.

The Company purchased $89,224 of property and equipment during the three months ended March 31, 2007. In addition, the Company received $25,000 of principal payments on the $300,000 note receivable that was part of the Norman photography product line sale that was completed on October 20, 2006.

Cash used in financing activities was $2,618,298 for the three months ended March 31, 2007. This is made up of payments on the Company’s line of credit of $2,155,000 and $510,695 of payments on the contract payable; offset by an increase of checks issued in excess of cash in bank of $47,397.

As of March 31, 2007 working capital decreased to $3,626,930 from $4,157,969 at December 31, 2006.

Nature Vision Inc. has a secured line of credit for $3,000,000 at prime plus 1.00%. The prime rate at March 31, 2007 was 8.25%. As of March 31, 2007, the Company had the ability to borrow against the entire line of credit. Management anticipates continued advances against the line of credit to fund anticipated sales growth in future quarters. The agreement requires the following affirmative covenants measured based on December 31 audited results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0.   Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months.

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

 The Company believes that the effect of inflation has not been material during the quarter ended March 31, 2007.

Off-Balance Sheet Financing Arrangements

As of March 31, 2007, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Item 3: Controls and Procedures

(a) As of March 31, 2007 an evaluation was performed by the registrant’s President and Chief Financial Officer of the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in the registrant’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15 under the Securities Exchange Act of 1934 during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to material affect the registrant’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits.

Listing of Exhibits:

10.1	Asset Purchase Agreement, dated February 5, 2007, by and between New Vad, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.1 to the Registrant's Report on Form 8-K dated February 5, 2007).

10.2
Consignment Sale Agreement, dated February 5, 2007, by and between New Vad, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.2 to the Registrant's Report on Form 8-K dated February 5, 2007).

10.3	Collection Agreement, dated February 5, 2007, by and between New Vad, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.3 to the Registrant's Report on Form 8-K dated February 5, 2007).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURE VISION, INC.

Date: May 15, 2007	By: /s/ Jeffrey P. Zernov
Its: Chief Executive Officer and President

Date: May 15, 2007	By: /s/ Michael R. Day
Its: Chief Financial Officer