Form 10QSB
period 2007-06-30
NATURE VISION, INC.
filed 2007-08-14
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of June 30 2007, was 2,312,583.  The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐     No  ☒

NATURE VISION, INC.

Index

Part I
Item 1: Financial Information
Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	Unaudited
	June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,597	$2,344
Accounts receivable, net	303,631	2,664,246
Current portion of note receivable	-	100,000
Inventories, net	3,980,524	4,466,189
Prepaid expenses	317,498	390,608
Current assets sold relating to discontinued operations	-	84,855
Current assets retained relating to discontinued operations	1,143,810	4,066,480
Total Current Assets	5,778,060	11,774,722

PROPERTY AND EQUIPMENT, NET	1,620,161	1,695,958

NON-CURRENT ASSETS
Building and land held for sale, net	565,449	565,449
Other assets sold relating to discontinued operations	-	186,701
Cash surrender value of life insurance	-	148,310
Note receivable, net of current portion	-	200,000
Prepaid expenses, net of current portion	62,260	61,040
Deferred income taxes	1,022,546	1,022,546
Intangibles – net	76,481	91,498
Total Non-Current Assets	1,726,736	2,275,544

TOTAL ASSETS	$9,124,957	$15,746,224

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$-	$71,394
Current portion of deferred retirement benefits	72,795	72,795
Line of credit, bank	1,535,000	3,900,000
Accounts payable	340,787	632,398
Accrued payroll and payroll taxes	216,587	175,582
Accrued expenses	348,488	840,005
Income taxes payable	-	5,000
Current liabilities sold relating to discontinued operations	-	46,678
Current liabilities retained relating to discontinued operations	43,000	1,872,901
Total Current Liabilities	2,556,657	7,616,753

LONG-TERM LIABILITIES
Deferred retirement benefits, net of current portion	519,968	557,871
Total Non-Current Liabilities	519,968	557,871

Total Liabilities	3,076,625	8,174,624

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.16 par value per share 25,000,000 shares authorized common shares issued and outstanding at June 30, 2007 were 2,312,583 and December 31, 2006 were 2,225,377	370,015	356,062
Additional paid-in capital	6,852,947	6,789,287
Retained earnings (deficit)	(1,174,630)	426,251
Total Stockholders’ Equity	6,048,332	7,571,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,124,957	$15,746,224

See accompanying notes to consolidated financial statements.

Index

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

SALES, NET	$767,852	$680,729	$2,523,931	$2,351,683

COST OF GOOD SOLD	876,726	636,428	2,323,840	1,843,275

GROSS PROFIT (LOSS)	(108,874)	44,301	200,091	508,408

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	860,987	721,609	1,826,704	1,906,663

LOSS FROM OPERATIONS	(969,861)	(677,308)	(1,626,613)	(1,398,255)

OTHER INCOME (EXPENSE)
Interest expense	(65,223)	(124,056)	(126,114)	(174,932)
Interest income	11,176	-	16,649	-
Other income	-	18,464	-	21,278

Net Other Expenses	(54,047)	(105,592)	(109,465)	(153,654)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,023,908)	(782,900)	(1,736,078)	(1,551,909)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	284,000	(313,000)	-	(620,000)

LOSS FROM CONTINUING OPERATIONS	(1,307,908)	(469,900)	(1,736,078)	(931,909)

GAIN FROM DISCONTINUED OPERATIONS, NET OF TAX	155,673	163,676	135,197	183,993

NET LOSS	$(1,152,235)	$(306,224)	$(1,600,881)	$(747,916)

Loss from continuing operations per common share
Basic	$(0.57)	$(0.21)	$(0.77)	$(0.42)
Diluted	$(0.57)	$(0.21)	$(0.77)	$(0.42)

Gain from discontinued operations per common share
Basic	$0.07	$0.07	$0.06	$0.08
Diluted	$0.07	$0.07	$0.06	$0.08

Net loss per common share
Basic	$(0.50)	$(0.14)	$(0.71)	$(0.34)
Diluted	$(0.50)	$(0.14)	$(0.71)	$(0.34)

Weighted average common shares
Basic	2,297,260	2,217,887	2,261,522	2,194,395
Diluted	2,297,260	2,217,887	2,261,522	2,194,395

See accompanying notes to consolidated financial statements.

Index

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,600,881)	$(747,916)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	220,488	239,731
Gain on disposal of property and equipment	(163,000)	(13,883)
Gain on sale of discontinued operations	(152,612)	-
Benefit from deferred income taxes	-	(498,000)
Change in deferred retirement benefits	-	(29,875)
Change in bad debt reserve	-	6,654
Changes in operating assets and liabilities
Accounts receivable	4,044,929	1,766,233
Inventories, net	1,887,021	(1,174,334)
Prepaid expenses	84,579	65,455
Other non-current assets	-	(11,448)
Accounts payable	(1,284,296)	(366,862)
Income taxes payable	(5,000)	(2,000)
Accrued payroll and payroll taxes	(36,655)	(128,283)
Accrued expenses	(531,842)	(130,784)
Payments on deferred retirement benefits	(37,903)	(30,459)

Net Cash Flows from Operating Activities	2,424,828	(1,055,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(129,674)	(645,238)
Proceeds from sale of property and equipment	-	53,924
Proceeds from sale of life insurance policies	148,310	-
Proceeds from sale of discontinued operations	407,801	-
Payments received on note receivable	300,000	-
Purchases of intangibles	-	(56,420)

Net Cash Flows from Investing Activities	726,437	(647,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in checks issued in excess of cash in bank	(71,394)	(240,911)
Net advances from (payments on) line of credit, bank	(2,365,000)	2,185,000
Principal payments on long-term debt	-	(46,485)
Payments on contract payable	(762,231)	(462,419)
Cash received on exercise of options	77,613	268,320

Net Cash Flows from Financing Activities	(3,121,012)	1,703,505

Net Change in Cash and Cash Equivalents	30,253	-

CASH AND CASH EQUIVALENTS - January 1, 2007 and 2006	2,344	-

CASH AND CASH EQUIVALENTS – June 30, 2007 and 2006	$32,597	$-

Supplemental Cash Flow Disclosures:
Cash paid for interest	$148,438	$166,767
Cash paid for income taxes	$5,000	$2,000

Noncash Investing and Financing Activities:
Proceeds from sale of Vaddio fixed assets included in current assets retained related to discontinued operations	$163,000	-
Transaction costs related to sale of segment included in current liabilities retained related to discontinued operations	$43,000	-

See accompanying notes to consolidated financial statements.

Index

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Unaudited)

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

Nature Vision, Inc. (Nature Vision) designs and markets primarily outdoor recreation products for the sport fishing and sport hunting markets.  The Company grants unsecured credit to its customers which are primarily dealers and consumers located throughout the United States and Canada.  The Company contracts with outside organizations for the manufacture and sale of its products.  The geographic market in which the Company competes consists of the entire United States and, to a lesser extent some foreign countries.

INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at June 30, 2007 and the consolidated statements of operations and cash flows for the six months and three months ended June 30, 2007 and 2006 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the six months and three months ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited.  Operating results for the six months and three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Annual Report on Form 10-KSB of the Company filed with the Securities and Exchange Commission.

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

BUILDING AND LAND HELD FOR SALE

In November 2006, management signed an agreement and began marketing for sale the building and land located in Minneapolis, Minnesota.  Accordingly, the Company has reflected the carrying value of the building as held for sale as June 30, 2007 and December 31, 2006.  As a result, the Company discontinued recording depreciation on the building in the fourth quarter of the year ended December 31, 2006 and management believes that the current market value of the building and land is in excess of its carrying value.

REVENUE RECOGNITION

The Company recognizes revenue on the date products are shipped to the customer and returns are permitted for defective equipment. The Company does not sell products with the guaranteed right of return. Estimated reserves for returns are established by management based on historical experience and are subject to ongoing review and adjustment by the Company. Revenues are reported net of the provision for actual and estimated future returns, discounts and allowances in the accompanying consolidated statements of operations. The Company’s revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

Index

ALLOWANCE ACCOUNTS

The Company has established allowance reserves for warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one-year warranty program for the majority of its products.  The allowance reserve for warranty cost relating to continuing operations was $85,000 at June 30, 2007 and $175,000 at December 31, 2006.  The following table provides the expense recorded and charges against the reserve relating to continuing operations for the six months ended June 30, 2007 and 2006.

	2007	2006

Accrued balance – beginning	$175,000	$175,000
Provision	42,759	31,837
Claims incurred	(132,759)	(121,837)

Accrued balance – ending	$85,000	$85,000

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

Effective January 1, 2006, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized during the six months ended June 30, 2007 and 2006 includes compensation cost for all options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows.  There were no cash flows from income tax benefits for the three months and six months ended June 30, 2007 and 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months and six months ended June 30, 2007 and 2006 was not impacted since there were no options that were granted and / or vested during the respective periods.  Basic and diluted loss per common share would not have changed for the three months and six months ended June 30, 2007 and 2006 if the Company had not adopted SFAS No. 123(R).

There were no stock options granted during the three months and six months ended June 30, 2007 and 2006.

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Index

NET INCOME (LOSS) PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the six months and three months ended June 30, 2007 and 2006, respectively.  Anti-dilutive options were 66,450 and 197,958 at June 30, 2007 and June 30, 2006, respectively.

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

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  For the Company, significant estimates include the allowance for doubtful accounts receivable, reserves for inventory valuation, reserves for sales returns, reserves for warranty services, and the valuation allowance for deferred tax assets.  Returns increased 75.5% and 76.8% for the three and six months ended June 30, 2007 over the same periods for the prior year, respectively.  Returns were higher than our previous estimate and experience and, as such, reduced our gross profit for the three and six months ended June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations.  The Company has no accrued liabilities for interest or penalties recorded related to unrecognized tax benefits.  The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The adoption of FIN 48 was not material to the financial statements.

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows all entities to choose, at specified election dates, to measure eligible items at fair value. Under this option, an entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. This statement is effective as of the beginning of the first fiscal year which begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007 provided the company has also elected to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We are currently evaluating the impact of adopting FASB Statement 159 on our financial statements.

RECLASSIFICATIONS

Certain accounts in the prior periods' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current period consolidated financial statements. These reclassifications had no effect on net income or stockholders' equity.

Index

NOTE 2 - INVENTORIES

Inventories consisted of the following at:

	June 30, 2007	December 31, 2006

Raw Materials	$2,342,638	$2,611,257
Finished Goods	1,712,886	2,009,932

Total	4,055,524	4,621,189
Less: Valuation Allowance	(75,000)	(155,000)

Inventories, net	$3,980,524	$4,466,189

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2007	December 31, 2006

Tooling	1,679,752	1,669,071
Office furniture and equipment	599,037	592,784
Warehouse equipment	293,834	293,834
Vehicles	20,279	20,279
Leasehold improvements	205,827	199,257
Construction in progress	150,790	44,620

Total	2,949,519	2,819,845
Less: Accumulated depreciation and amortization	(1,329,358)	(1,123,887)

Net	$1,620,161	$1,695,958

NOTE 4 - LINE OF CREDIT, BANK

The Company has a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $3,000,000 which expires April 1, 2008. Interest is payable monthly at prime plus 1.00% (9.25% at June 30, 2007) with a minimum interest rate of 5%.  The line of credit is collateralized by accounts receivable, inventories, property and equipment.  The agreement requires the following affirmative covenants measured based upon December 31 financial results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio not to exceed 1.2 to 1.0.  The Company was out of compliance with debt to equity ratio being 1.11 to 1.0 and a negative debt service ratio at December 31, 2006.  The Company received a waiver letter from its credit provider. The weighted average interest rate on the line of credit for the six months ended June 30, 2007 and 2006 was 9.13% and 8.46%, respectively. The weighted average interest rate on the line of credit for the three months ended June 30, 2007 and 2006 was 9.25% and 8.75%, respectively.  The balance outstanding on the line of credit was $1,535,000 and $3,900,000 at June 30, 2007 and December 31, 2006, respectively.

Index

NOTE 5 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the six months ended June 30:

	2007	2006

Current	$-	$-
Deferred	-	(620,000)

Total Benefit from Income Taxes	$-	$(620,000)

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the six months ended June 30 to the Company’s effective rate is as follows:

	2007	2006

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(2.8)	(2.8)
Permanent differences and other including surtax exemption	(0.9)	(2.3)
Research and development credit	(0.0)	(0.5)
Valuation allowance for deferred tax assets	37.7	0.0

Effective Tax Rate	0.0%	(39.6)%

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended June 30 to the Company’s effective rate is as follows:

	2007	2006

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(2.8)	(2.8)
Permanent differences and other including surtax exemption	0.5	(2.7)
Research and development credit	(0.0)	(0.5)
Valuation allowance for deferred tax assets	64.0	0.0

Effective Tax Rate	27.7%	(40.0)%

Based on certain triggering events that occurred during the three months ended June 30, 2007, including significantly higher than estimated sales returns and other events, the Company determined the deferred tax asset for the loss before income taxes for the three and six months ended June 30, 2007 should have a 100% valuation allowance recorded.

The Company adopted FIN 48 effective January 1, 2007.  Upon adoption, there was approximately $400,000 of unrecognized income tax benefits.  The adoption of FIN 48 had no effect on stockholders’ equity.  As of June 30, 2007 and December 31, 2006, there was approximately $400,000 of unrecognized income tax benefits related to temporary differences included as a deferred tax liability.  The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2006.

NOTE 6 – CONTRACT PAYABLE – VADDIO

The Company had employment agreements with 3 employees.  The agreements, which expired on December 31, 2006, provided for an annual base salary and bonus payments under each employment agreement, equal to 3.4% to each employee of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1,600,000 and $2,000,000 in 2005 and 2006, respectively.  The employee has agreed, during his employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will he solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period.  Contract payments of $762,231 and $462,420 were paid during the six months ended June 30, 2007 and 2006, respectively.  The amount owed related to the contract payable was $0 and $762,231 at June 30, 2007 and December 31, 2006, respectively, and is included in current liabilities retained relating to discontinued operations.

Index

NOTE 7 – CONCENTRATIONS

Major Customers

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the three months ended June 30:

	2007	2006
Customer A	$184,480	$295,865
Customer B	230,468	199,875

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the six months ended June 30:

	2007	2006
Customer A	$324,028	$637,021
Customer B	400,477	549,564

The Company had receivable balances greater than 10% of its accounts receivable from the following unaffiliated customers:

	June 30, 2007		December 31, 2006
Customer A	$	*	$445,923
Customer B		98,810	429,095
Customer C		*	461,742
Customer D		82,043	*
Customer E		45,307	*

*Did not represent more than 10% of the Company’s revenues or accounts receivable for the period indicated.

Foreign Sales

Included in the consolidated statements of operations are foreign sales related to continuing operations of $595,232 and $354,386 for the six months ended June 30, 2007 and 2006, respectively, and $452,202 and $183,059 for the three months ended June 30, 2007 and 2006, respectively.

Foreign Inventory

Included in the consolidated balance sheets are international inventories related to continuing operations of $259,926 and $204,098 at June 30, 2007 and December 31, 2006, respectively.   Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision products.

NOTE 8 – DISCONTINUED OPERATIONS

Norman photography product line sale

The sale of Nature Vision’s Norman photography product line to Promark International, Inc. was completed on October 20, 2006 pursuant to the terms of an Asset Purchase Agreement. The transaction involved the sale of inventory, equipment and certain other assets relating to Nature Vision’s Norman photography product line for a total purchase price of approximately $2,400,000, of which $300,000 was payable pursuant to the terms of a three-year note.  The note carried interest at prime plus 1% and was unsecured.  The note required quarterly principal payments of $25,000 plus interest.  The remaining balance of the note was paid off during the three months ended June 30, 2007.  This product line has been classified as discontinued operations.

Index

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

As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad over the next 12 months at a book value estimated to be $2,031,359.  Under the terms of the Consignment Sale Agreement, New Vad will purchase, at the Company’s cost, the consigned inventory from Nature Vision as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased.  The Company has sold $1,171,475 of inventory to New Vad through June 30, 2007.  There is $120,926 included in accounts receivable relating to discontinued operations that is due from New Vad as part of inventory sold during the three months ended June 30, 2007.  The remaining inventory to be purchased by New Vad was $859,884 at June 30, 2007.

In addition, the parties entered into a Collection Agreement, under which New Vad will collect and transmit to Nature Vision payments made by customers on Nature Vision’s accounts receivable for products or services sold or provided before the closing date.

The gain on the sale was calculated as follows:

Cash received	$710,694
Assumption of accrued paid time off	46,678

Subtotal	757,372
Less: Estimated transaction costs	(345,893)

Net consideration on sale	411,479
Less: Prepaid expenses	(72,166)
Less: Property and equipment carrying amount	(186,701)

Gain on disposition of assets	$152,612

The potential deferral proceeds of up to $750,000 will be recorded when earned and collection is deemed probable.  No deferred sale proceeds were recorded during the six months ending June 30, 2007.

This product line has been classified as discontinued operations.

The following are condensed statements of the discontinued operations (Vaddio and Norman) for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

Sales, Net	$-	$3,963,773	$736,802	$6,959,410

Cost of good sold	123,017	2,683,633	697,780	4,584,489
Gross profit	(123,017)	1,280,140	39,022	2,374,921

Selling, general, and administrative	(4,567)	1,006,871	269,437	2,072,808
Income (loss) from operations	(118,450)	273,269	(230,415)	302,113

Other income (expense)	50,000	(593)	50,000	3,880
Gain on sale of equipment	163,000	-	163,000	-
Gain on sale of Vaddio product line	75,123	-	152,612	-

Income and gain from discontinued operations	169,673	272,676	135,197	305,993

Provision for income taxes	(14,000)	(109,000)	-	(122,000)

Gain from discontinued operations	$155,673	$163,676	$135,197	$183,993

Index

Assets and liabilities as a result of discontinued operations consisted of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Current assets sold relating to discontinued operations:
Prepaid expenses	$-	$84,855

Other assets sold relating to discontinued operations:
Fixed assets, net	-	156,199
Intangibles, net	-	30,502
Total	$-	$186,701

Current liabilities assumed relating to discontinued operations:
Accrued vacation	$-	$46,678

Assets and liabilities retained relating to the discontinued operations consisted of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Current assets retained relating to discontinued operations:
Accounts receivable	$120,926	$1,805,240
Other receivable	163,000	-
Inventory	859,884	2,261,240
Total	$1,143,810	$4,066,480

Current liabilities retained relating to discontinued operations:
Accounts payable	$-	$992,685
Accrued payroll and related expenses	-	80,012
Contract payable	-	762,231
Accrued transaction costs	43,000	-
Other current liabilities	-	37,973
Total	$43,000	$1,872,901

Index

NOTE 9 – SUBSEQUENT EVENT

On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation for $268,979.  $100,000 was paid at closing, $68,979 is due in October 2007, and $100,000 is payable pursuant to a three year promissory note.  The note bears interest at 8% and requires annual principal payments of $33,333 plus interest at 8% through July 2010.   The purchase provides the Company with downrigger display technology that compliments its Vector line of downrigger trolling products.  The pro forma results of operations as if the Fish Hawk Electronic Corporation purchase occurred on January 1, 2006 are not material.

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

The Company’s continuing operations are composed of one operating division, the Nature Vision division for outdoor recreation products, located in Brainerd, Minnesota. On October 20, 2006, Nature Vision, Inc. sold the Norman product line of its Photo Control division (Norman) and renamed the division the Vaddio division. On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio). The Norman and Vaddio divisions designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and sold audio visual peripheral products used in the video conferencing and presentation industry. The Company began discussions and efforts to sell Norman and Vaddio in the third and fourth quarter of 2006, respectively. The assets and liabilities of Vaddio at December 31, 2006 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Norman and Vaddio operations and have presented on a historical basis these operations as a separate line in the consolidated statements of operations and the consolidated balance sheets under discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s outdoor recreation products.

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

Index

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

Index

 Results of Operations

The following table provides the percentage change in our net sales, gross profit, loss from operations, and net loss for the three months and six months ended June 30:
(in thousands)	Three months ended June 30		Increase (Decrease)	Six months ended June 30		Increase (Decrease)
	2007	2006		2007	2006
NET SALES	$768	$681	12.8%	$2,524	$2,352	7.3%

GROSS PROFIT	(109)	44	(347.7%)	200	508	(60.6%)

LOSS FROM OPERATIONS	(970)	(677)	(43.3%)	(1,627)	(1,398)	(16.4%)

NET LOSS	$(1,152)	$(306)	(276.5%)	$(1,601)	$(748)	(114.0%)

The following table presents our gross profit, loss from operations and net loss as a percentage of net sales for the three months and six months ended June 30:
	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

GROSS PROFIT	(14.2%)	6.5%	7.9%	21.6%

LOSS FROM OPERATIONS	(126.3%)	(99.4%)	(64.5%)	(59.4%)

NET LOSS	(150.0%)	(44.9%)	(63.4%)	(31.8%)

Net sales have remained flat for both the three and six months ending June 30, 2007.  Net sales are a function of gross sales less returns, discounts and allowances.  Gross sales have increased 24.5% and 20.1% for the three and six months ending June 30, 2007 over the same periods for the prior year respectively.  Increased gross sales were due to an increase in hunting product sales as a result of new hunting blinds.  In addition, there was an increase in sales in the Vector product as a result of this product line being introduced by the Company towards the end of March, 2006.  The Company has implemented a price increase effective August 1, 2007.  The increases in gross sales were more than offset by higher than expected returns during the three and six months ended June 30, 2007.  Returns have increased 75.5% and 76.8% for the three and six months ending June 30, 2007 over the same periods for the prior year respectively.  In June 2007, the Company has contracted with an independent off-shore quality consultant to inspect and qualify all goods prior to shipment.  The Company feels that the impact of this action will not be realized until some time in 2008.  Gross material margins have remained relatively constant in year over year comparisons.  Gross profits were also impacted by rising fuel costs passed along through increased freight costs, both incoming and outgoing and the cost to warrant defect product. Outgoing freight was additionally impacted by the sale of lower cost items in similar or larger configurations and quantities, thereby increasing the cost per unit shipped. The final major impact on gross profit was the move to our new leased facility from our previously owned facility. This change results in a lease expense in 2007 that reduces gross profit while the owned facility in 2006 generated interest expense, which did not reduce gross profit.  Management believes that the Company’s gross profits will return to historical levels in future quarters.  Based on certain triggering events that occurred in the quarter ended June 30, 2007, management elected to change its estimate on the future realization of tax benefits derived from the current year losses.  Therefore management created a valuation allowance of 100% against the deferred tax assets related to current year losses.

Selling, General and Administrative Expenses

Selling, general and administrative costs have decreased for the six months ended June 30, 2007 due to the Company reducing its engineering costs as a result of lower headcount.   Research and development expenses increased from $44,668 for the six months ended June 30, 2006 to $50,546 for the six months ended June 30, 2007.

Liquidity and Capital Resources

The Company had a cash balance of $32,597 at June 30, 2007 compared to $2,344 at December 31, 2006. The change is a combination of many factors. Cash provided from operations was $2,424,828 for the six months ended June 30, 2007. The components of cash provided from operations are the following: (i) depreciation and amortization of $220,488 and (ii) changes in various operating assets and liabilities of $4,120,833.  These amounts were offset by a net loss of $1,600,881, gain on sale of discontinued operations related to Vaddio of $152,612, and gain on sale of fixed assets of $163,000. The most significant components relating to the change in various operating assets and liabilities relate to the change in accounts receivable of $4,044,929 and inventory of $1,887,021, offset by a change in accounts payable of $1,284,296. The majority of the change in the accounts receivable, inventory, and accounts payable is related to the discontinued operations and the seasonality of the continuing operations.

Index

Cash provided from investing activities was $726,437 for the six months ended June 30, 2007 primarily provided by the sale of discontinued operations.

The Company sold its Vaddio product line to New Vad, LLC on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372 which consisted of $710,694 in cash at closing and $46,678 in assumed vacation pay. The gain on the sale of the product line is based on prepaid expenses of $72,166 and equipment and intangibles of $186,701. Estimated transaction costs of (legal and broker fee) are projected to be $345,893, of which $43,000 are accrued for at June 30, 2007. The estimated pretax gain on the sale of the business unit is calculated at $152,612. The Company utilized the net proceeds to pay down the contract payable liability that was retained by the Company in the sale and to reduce the line of credit. In connection with the asset purchase agreement, Nature Vision will receive 2% of receipts from the gross sales of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six-month deferral, until a total payment of $750,000 is received. The proceeds from these deferred payments are not included in the above mentioned pretax gain. As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad LLC over the next 12 months.  Under the terms of the Consignment Sale Agreement, New Vad LLC will purchase the consigned inventory from Nature Vision, Inc. as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased. The Company has sold $1,171,475 of inventory to New Vad through June 30, 2007.  The remaining inventory to be purchased by New Vad was $859,884 at June 30, 2007.    In addition, the parties entered into a Collection Agreement, under which New Vad LLC will collect and transmit to Nature Vision, Inc. payments made by customers on Nature Vision’s accounts receivable for products or services sold or provided before the closing date. Any remaining balances due on June 5, 2007 were remitted by New Vad LLC to Nature Vision, Inc.

The Company purchased $129,674 of property and equipment during the six months ended June 30, 2007. In addition, the Company received $300,000 of principal payments on the $300,000 note receivable that was part of the Norman photography product line sale that was completed on October 20, 2006.

Cash used in financing activities was $3,121,012 for the six months ended June 30, 2007. This is made up of payments on the Company’s line of credit of $2,365,000, $762,231 of payments on the contract payable, and a decrease in checks issued in excess of cash in bank of $71,394; offset by cash received on exercise of options of $77,613.

As of June 30, 2007 working capital decreased to $3,221,403 from $4,157,969 at December 31, 2006.

The Company is currently very seasonal with greater than 50% of annual sales occurring in the last four months of the year historically. Losses have historically been produced in the 2nd and 3rd quarters. The Company has a current backlog of sales orders totaling approximately $5,802,000 compared to $927,000 at the same time the prior year.  The current backlog is expected to be filled within the next 7 months.  Due to the backlog period involved, however, it is possible that there could be cancellations of a portion of the currently backlogged orders.  The Company expects to fund the purchase of product and sale of the backlogged orders through cash flow provided by the sale of those orders and existing financing.  The Company cautions investors who may utilize published bookings and backlog information as tools to forecast the Company’s revenue during the given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

Nature Vision Inc. has a secured line of credit for $3,000,000 at prime plus 1.00%. The prime rate at June 30, 2007 was 8.25%. As of June 30, 2007, the Company had the ability to borrow against the entire line of credit. Management anticipates continued advances against the line of credit to fund anticipated sales growth in future quarters. The agreement requires the following affirmative covenants measured based on December 31 audited results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio of not to exceed 1.2 to 1.0.   Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months.

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

On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation for $268,979.  $100,000 was paid at closing, $68,979 is due in October 2007, and $100,000 is payable pursuant to a three year promissory note.  The note bears interest at 8% and requires annual principal payments of $33,333 plus interest at 8% through July 2010.

Index

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

 The Company believes that the effect of inflation has not been material during the six months ended June 30, 2007.

Off-Balance Sheet Financing Arrangements

As of June 30, 2007, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Item 3: Controls and Procedures

(a)           As of June 30, 2007 an evaluation was performed by the registrant’s President and Chief Financial Officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

Index

(b)           There were no changes in the registrant’s internal controls over financial reporting identified in connection with the evaluation required by paragraphs (d) of Rules 13a-15(d) or 15d-15 under the Securities Exchange Act of 1934 that could materially, or is reasonably likely to materially affect these controls subsequent to the date of their evaluation.

Part II

Item 1.	Legal Proceedings. Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)  The registrant held its annual meeting of shareholders on May 18, 2007.

(b)  Not applicable.

(c)  The following matter was voted upon and approved by the registrant’s shareholders at the registrant’s annual meeting:  Election of two Class I directors to hold office for three-year terms or until their successors are elected or appointed:

Common shares voting in favor of Jeffrey P. Zernov:  1,422,096.
Common shares voting against or withheld:  33,004.

Common shares voting in favor of Richard P. Kiphart:  1,450,286.
Common shares voting against or withheld:  4,814.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits.

(a) Listing of Exhibits:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURE VISION, INC.

Date: August 14, 2007	By:	/s/ Jeffrey P. Zernov
Its: Chief Executive Officer and President

Date: August 14, 2007	By:	/s/ Michael R. Day
Its: Chief Financial Officer