Form 10QSB
period 2007-09-30
NATURE VISION, INC.
filed 2007-11-14
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of November 8, 2007, was 2,312,583.  The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

Index

NATURE VISION, INC.

Index

Part I
Item 1: Financial Information
Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	Unaudited
	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,208	$2,344
Accounts receivable, net	1,094,482	2,664,246
Current portion of note receivable	-	100,000
Inventories, net	5,889,401	4,466,189
Prepaid expenses	351,991	390,608
Current assets sold relating to discontinued operations	-	84,855
Current assets retained relating to discontinued operations	586,415	4,066,480
Total Current Assets	7,960,497	11,774,722

PROPERTY AND EQUIPMENT, NET	1,649,563	1,638,859

NON-CURRENT ASSETS
Building and land held for sale, net	701,719	638,793
Other assets sold relating to discontinued operations	-	186,701
Cash surrender value of life insurance	-	148,310
Note receivable, net of current portion	-	200,000
Prepaid expenses, net of current portion	96,097	61,040
Deferred income taxes	1,022,546	1,022,546
Goodwill	1,306,345	-
Deferred financing costs	50,256	-
Intangibles – net	487,908	75,253
Total Non-Current Assets	3,664,871	2,332,643

TOTAL ASSETS	$13,274,931	$15,746,224

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$-	$71,394
Current portion of long-term debt	133,333	-
Current portion of deferred retirement benefits	72,795	72,795
Current note payable, bank	2,000,000	-
Line of credit, bank	2,850,000	3,900,000
Accounts payable	1,001,358	632,398
Accrued payroll and payroll taxes	93,244	175,582
Accrued expenses	542,397	840,005
Income taxes payable	-	5,000
Current liabilities sold relating to discontinued operations	-	46,678
Current liabilities retained relating to discontinued operations	43,000	1,872,901
Total Current Liabilities	6,736,127	7,616,753

LONG-TERM LIABILITIES
Long-term debt, net of current portion	466,667	-
Deferred retirement benefits, net of current portion	502,718	557,871
Total Non-Current Liabilities	969,385	557,871

Total Liabilities	7,705,512	8,174,624
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.16 par value per share 25,000,000 shares authorized common shares issued and outstanding at September 30, 2007 were 2,312,583 and December 31, 2006 were 2,225,377	370,013	356,062
Additional paid-in capital	6,903,205	6,789,287
Retained earnings (deficit)	(1,703,799)	426,251
Total Stockholders’ Equity	5,569,419	7,571,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,274,931	$15,746,224

Index

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

SALES, NET	$1,528,700	$1,565,152	$4,052,631	$3,916,835

COST OF GOOD SOLD	1,202,788	1,153,053	3,526,628	2,996,328

GROSS PROFIT	325,912	412,099	526,003	920,507

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	738,990	888,836	2,565,694	2,795,499

LOSS FROM OPERATIONS	(413,078)	(476,737)	(2,039,691)	(1,874,992)

OTHER INCOME (EXPENSE)
Interest expense	(70,888)	(98,985)	(197,002)	(273,917)
Interest income	-	-	15,301	-
Other income (expense)	(1,721)	(6,625)	(373)	14,653

NET OTHER EXPENSES	(72,609)	(105,610)	(182,074)	(259,264)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(485,687)	(582,347)	(2,221,765)	(2,134,256)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	-	(233,000)	-	(853,000)

LOSS FROM CONTINUING OPERATIONS	(485,687)	(349,347)	(2,221,765)	(1,281,256)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(43,482)	61,925	91,715	245,918

NET LOSS	$(529,169)	$(287,422)	$(2,130,050)	$(1,035,338)

Loss from continuing operations per common share
Basic	$(0.21)	$(0.16)	$(0.97)	$(0.58)
Diluted	$(0.21)	$(0.16)	$(0.97)	$(0.58)

Gain (Loss)from discontinued operations per common share
Basic	$(0.02)	$0.03	$0.04	$0.11
Diluted	$(0.02)	$0.03	$0.04	$0.11

Net loss per common share
Basic	$(0.23)	$(0.13)	$(0.93)	$(0.47)
Diluted	$(0.23)	$(0.13)	$(0.93)	$(0.47)

Weighted average common shares
Basic	2,312,583	2,217,887	2,278,723	2,212,764
Diluted	2,312,583	2,217,887	2,278,723	2,212,764

Index

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,130,050)	$(1,035,338)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	337,268	384,208
Gain on disposal of property and equipment	(163,689)	(8,608)
Gain on sale of discontinued operations	(189,440)	-
Benefit from deferred income taxes	-	(690,000)
Change in deferred retirement benefits	-	(30,529)
Changes in operating assets and liabilities
Accounts receivable	3,400,851	1,233,510
Inventories, net	1,233,556	(1,212,203)
Prepaid expenses	76,256	(23,126)
Other non-current assets	-	(12,066)
Accounts payable	(623,725)	(364,258)
Income taxes payable	(5,000)	(2,000)
Accrued payroll and payroll taxes	(162,350)	(193,464)
Accrued expenses	(404,560)	12,712
Payments on deferred retirement benefits	(55,153)	(45,689)

Net Cash Flows from Operating Activities	1,313,964	(1,986,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(273,553)	(1,089,524)
Proceeds from sale of property and equipment	163,689	695,764
Purchase of Cass Creek assets, net of cash received and promissory note	(2,100,832)
Purchase of Fish Hawk assets, net of inventory payment and promissory note	(154,331)
Proceeds from cash value on terminated life insurance policies	148,310	-
Proceeds from sale of discontinued operations	444,629	-
Payments received on note receivable	300,000	-
Purchases of intangibles	-	(56,420)

Net Cash Flows from Investing Activities	(1,472,088)	(450,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in checks issued in excess of cash in bank	(71,394)	(16,274)
Net advances from (payments on) line of credit, bank	(1,050,000)	2,895,000
Proceeds from current note payable	2,000,000
Principal payments on long-term debt	-	(442,665)
Payments on contract payable	(762,231)	(267,350)
Cash received on exercise of options	77,613	268,320

Net Cash Flows from Financing Activities	193,988	2,437,031

Net Change in Cash and Cash Equivalents	35,864	-

CASH AND CASH EQUIVALENTS - January 1, 2007 and 2006	2,344	-

CASH AND CASH EQUIVALENTS – September 30, 2007 and 2006	$38,208	$-

See accompanying notes to consolidated financial statements.

Index

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Nature Vision, Inc. (the Company) is an outdoor recreation products Company.  The Company designs and markets primarily outdoor recreation products for the sport fishing and sport hunting markets.  The Company grants unsecured credit to its customers which are primarily dealers and consumers located throughout the United States and Canada.  The Company contracts with outside organizations for the manufacture and sale of its products.  The geographic market in which the Company competes consists of the entire United States and, to a lesser extent some foreign countries.

On October 20, 2006, Nature Vision, Inc. sold the Norman product line (Norman) of its Photo Control division and renamed the division the Vaddio Division.  On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio).  The Norman and Vaddio divisions designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and sold products used in the video conferencing and presentation industry. The Company began discussions and efforts to sell Norman and Vaddio in the third and fourth quarter of 2006, respectively. See Note 11 for additional information related to the sale of the Norman and Vaddio operations, respectively.  The assets and liabilities of Vaddio at December 31, 2006 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows will be eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Norman and Vaddio operations and have presented on a historical basis these operations as a separate line in the consolidated statements of operations and the consolidated balance sheets under discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s outdoor recreation products.  As a result of the sale of the Vaddio and Norman divisions, the Company has only one segment.

INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at September 30, 2007 and the consolidated statements of operations and cash flows for the nine months and three months ended September 30, 2007 and 2006 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the nine months and three months ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited.  Operating results for the nine months and three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Annual Report on Form 10-KSB of the Company filed with the Securities and Exchange Commission.

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

Index

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

These assets met the requirements of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale.  Operations and cash flows will be eliminated as a result of the sales and the Company will not have any significant involvement in the operations after the sales. In accordance with  appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude  the results of the Norman and Vaddio product lines and these  results are  presented  on a historical  basis as a separate line in the consolidated  statements  of  operations  and the  consolidated  balance  sheets entitled  "Assets/Liabilities sold relating to discontinued operations" and “Assets/Liabilities retained relating to discontinued operations”. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 11).

BUILDING AND LAND HELD FOR SALE

In November 2006, management signed an agreement and began marketing for sale the building and land located in Minneapolis, Minnesota.  Accordingly, the Company has reflected the carrying value of the building as held for sale as September 30, 2007 and December 31, 2006.  As a result, the Company discontinued recording depreciation on the building in the fourth quarter of the year ended December 31, 2006 and management believes that the current market value of the building and land is in excess of its carrying value.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company applies the Financial Accounting Standards Board Statement (FASB) of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis. The balance of goodwill related to the Cass Creek International, LLC (Cass Creek) and Fish Hawk Electronics (Fish Hawk) acquisitions (Note 2) and had a balance of $1,306,345 at September 30, 2007.

Other intangible assets consisted primarily of patents and identifiable intangible assets, (intellectual property and non-compete agreement), and are being amortized using the straight-line method over their estimated useful lives ranging from three to fifteen years.

Future estimated amortization for the next five years and thereafter ending after September 30, 2007 are as follows:

Amount
Year ending September 30:
2008	$105,516
2009	103,865
2010	98,985
2011	66,763,
2012	61,091
Thereafter	51,688
Total	$487,908

Index

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

ALLOWANCE ACCOUNTS

The Company has established allowance reserves for warranty cost. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one-year warranty program for the majority of its products.  The allowance reserve for warranty cost relating to continuing operations was $225,000 at September 30, 2007 and $175,000 at December 31, 2006.  The following table provides the expense recorded and charges against the reserve relating to continuing operations for the nine months ended September 30, 2007 and 2006.

	2007	2006

Accrued balance – beginning	$175,000	$175,000
Provision (reduction)	179,945	(56,293)
Claims incurred	(129,945)	(33,707)

Accrued balance – ending	$225,000	$85,000

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

Effective January 1, 2006, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized during the nine months ended September 30, 2007 and 2006 includes compensation cost for all options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows.  There were no cash flows from income tax benefits for the three months and nine months ended September 30, 2007 and 2006.

Index

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months and nine months ended September 30, 2007 and 2006 was not impacted.  Basic and diluted loss per common share would not have changed for the three months and nine months ended September 30, 2007 and 2006 if the Company had not adopted SFAS No. 123(R).   The Company’s outstanding options at December 31, 2005 were fully vested.  Accordingly, no SFAS 123(R) compensation expense was recorded for the nine and three months ended September 30, 2006.

There were 33,000 stock options granted during the nine months ended September 30, 2007 (Note 2).  Unrecognized compensation of $50,256 as of September 30, 2007, will be expensed as follows: (a) $35,027, based on 23,000 options, in the fourth quarter of 2007, when the guaranty on the $2,000,000 loan with M&I Business Credit LLC was released and (b) $15,229, based on 10,000 options, over the 5 year life of the guaranty of the debt to Cass Creek International, through July 2012.

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

NET INCOME (LOSS) PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the nine months and three months ended September 30, 2007 and 2006, respectively.  Anti-dilutive options were 99,450 and 197,958 at September 30, 2007 and September 30, 2006, respectively.

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

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  For the Company, significant estimates include the allowance for doubtful accounts receivable, reserves for inventory valuation, goodwill and intangible asset carrying value, reserves for sales returns, reserves for warranty services, and the valuation allowance for deferred tax assets. Returns increased 59.4% and 49.1% for the three and nine months ended September 30, 2007 over the same periods for the prior year, respectively. Returns were higher than our previous estimate and experience and, as such, reduced our gross profit for three and six months ended September 30, 2007

RECENT ACCOUNTING PRONOUNCEMENTS

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

Index

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

NOTE 2 – ACQUISITIONS

Fish Hawk Acquisition

On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation, for $323,310.  The amount of $100,000 was paid at closing, $68,979 was due and paid in October 2007, and $100,000 is payable pursuant to a three year promissory note in addition, the Company incurred transaction costs of $54,331 connection with the acquisition. The note bears interest at 8% and requires annual principal payments of $33,333 plus interest at 8% through July 2010.  The purchase provides the Company with downrigger display technology that compliments its Vector line of downrigger trolling products.  Management is currently evaluating the value of in process research and development acquired from Fish Hawk.  Management does not feel these costs are material and when the valuation is completed will reduce goodwill and appropriately expense in the fourth quarter of 2007. The goodwill is deductible for tax purposes over 15 years. The pro forma results of operations for Fish Hawk Electronics Corporation are not included as of January 1, 2006 as they were not considered material.

The purchase price allocation for Fish Hawk is as follows:

Inventory	$68,979
Property and equipment	30,000
Intangibles *	170,000
Goodwill	54,331

Total purchase price	$323,310
Less – Inventory paid in October 2007	(68,979)
Less – Promissory note	(100,000)
Net cash expended at the time of acquisition	$154,331

* Intangibles consist of $100,000 related to trademarks, useful life of 10 years, $50,000 related to non-compete, useful life of 5 years and $20,000 related to customer lists, useful life of 3 years.

Cass Creek Acquisition

On September 20, 2007, Nature Vision closed on the acquisition of substantially all of the assets of Cass Creek, a manufacturer and distributor of electronic game calling devices, pursuant to the terms of an Asset Purchase Agreement.  The transaction involved the acquisition of equipment, inventories, intellectual property, books and records, permits, licenses, accounts receivable, cash, goodwill, general intangibles and certain other assets of Cass Creek for a total purchase price of $2,608,008. The purchase price was paid as follows: (i) $1,560,000 cash was paid at closing, (ii) $386,000 by the assumption of an existing line of credit for Cass Creek that was paid off, by the Company upon closing, and (iii) $500,000 by a five year unsecured promissory note payable in annual installments of $100,000 of principal plus interest accrued at 8% per annum.  In connection with the acquisition, the Company incurred transaction costs of $162,008 to date. The assets acquired and liabilities assumed in the acquisition are based on their value estimates at the date of acquisition.  The Company has engaged an independent valuation firm to provide a fair value assessment which is expected to be completed by December 31, 2007.  These estimates if necessary will be revised during the allocation period, which generally does not exceed one year.  The purchase provides the Company with an expanded hunting platform and is intended to smooth the seasonal sales cycle.  The goodwill is deductible for tax purposes over 15 years.

Index

In order to fund the acquisition, the Company borrowed $2,000,000 from M&I Business Credit, LLC (“M&I”) under the terms of a Demand Term Note dated September 19, 2007 in the principal amount of $2,000,000. The amount borrowed was payable upon demand and bore interest at an annual rate of .75% per annum above the prime rate of interest publicly announced by M&I Bank. If not sooner demanded, principal on the Demand Term Note was due and payable in equal consecutive monthly installments of $16,677 commencing on November 1, 2007 and continuing until March 1, 2008. In any event, all principal and accrued interest on the Demand Term Note is due and payable in full upon demand but not later than April 1, 2008.  See note 5.

In connection with the financing of the Cass Creek acquisition, on September 20, 2007, the Company granted a non-qualified stock option for the purchase of 33,000 shares of its common stock at an exercise price of $2.10 per share to the Company’s Chief Executive Officer, in consideration of his personal guarantee of the payment of the demand term note (Note 5) and the promissory note payable (Note 7).  The fair value of the options granted was calculated at $50,256 using the Black-Scholes model and are included in deferred financing costs on the balance sheet and will be amortized as described in Notel. The following assumptions were used to calculate the value of the options: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to 6 years, and volatility of 81%.

The purchase price allocation for Cass Creek is as follows:

Cash	$7,176
Accounts receivable	123,154
Inventories	815,657
Prepaid expenses	60,007
Property and equipment	100,000
Intangibles **	250,000
Goodwill	1,252,014
Total purchase price	$2,608,008
Less – Cash	(7,176)
Less – Promissory note	(500,000)
Net cash expended at the time of acquisition	$2,100,832

** Intangibles consist of $120,000 related to intellectual property, useful life of 5 years, $80,000 related to non-compete, useful life of 5 years, and $50,000 related to customer lists, useful life of 3 years.

The results of Cass Creek and Fish Hawk have been included in the consolidated financial statements since the date of acquisition and do not have a material impact on the results for the nine months and three months ended September 30, 2007.  The following un-audited pro forma condensed results of operations for the nine months and three months ended September 30, 2007 and 2006 give effect to the acquisition of Cass Creek as if such transaction had occurred on January 1, 2006.  The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transaction in fact had occurred at such date or to project the Company's results of future operations.

For the nine months ended September 30, 2007:

	September 30, 2007		September 30, 2006
	As reported	Pro forma	As reported	Pro forma
Net sales	$4,052,631	$5,467,462	$3,916,835	$5,687,558
Loss from continuing operations	(2,221,765)	(1,791,963)	(1,281,256)	(1,053,119)
Gain from discontinued operations	91,715	91,715	245,918	245,918
Net loss	$(2,130,050)	$(1,700,248)	$(1,035,338)	$(807,201)
Loss per common share:
Basic	$(.93)	$(.75)	$(.47)	$(.36)
Diluted	$(.93)	$(.75)	$(.47)	$(.36)

Index

For the three months ended September 30, 2007:

	September 30, 2007		September 30, 2006
	As reported	Pro forma	As reported	Pro forma
Net sales	$1,528,700	$1,971,175	$1,565,152	$2,224,572
Loss from continuing operations	(485,687)	(350,272)	(349,347)	(265,044)
Gain (loss) from discontinued operations	(43,482)	(43,482)	61,925	61,925
Net income (loss)	$(529,169)	$(393,754)	$(287,422)	$(203,119)
Earnings (loss) per common share:
Basic	$(.23)	$(.17)	$(.13)	$(.09)
Diluted	$(.23)	$(.17)	$(.13)	$(.09)

NOTE 3 - INVENTORIES

Inventories consisted of the following at:

	September 30, 2007	December 31, 2006

Raw Materials	$2,924,963	$2,611,257
Finished Goods	3,074,438	2,009,932

Total	5,999,401	4,621,189
Less: Valuation Allowance	(110,000)	(155,000)

Inventories, net	$5,889,401	$4,466,189

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2007	December 31, 2006

Tooling	$1,829,104	$1,604,670
Office furniture and equipment	535,142	592,784
Warehouse equipment	347,460	293,834
Vehicles	20,279	20,279
Leasehold improvements	256,751	199,257
Construction in progress	85,675	44,620

Total	3,074,411	2,755,444
Less: Accumulated depreciation and amortization	(1,424,848)	(1,116,585)

Net	$1,649,563	$1,638,859

NOTE 5 –CURRENT NOTE PAYABLE, BANK

The Company on September 20, 2007 entered into a demand term note agreement with M&I Business Credit, LLC, in the amount of $2,000,000 which expires April 1, 2008. Interest is payable at prime plus .75% (8.5% at September 30, 2007) with a monthly installments of principal and interest of $16,667 starting in November 2007.  The note is collateralized by a building and  property located in New Hope, MN  and a second lien on substantially all assets of the Company, including accounts receivable, inventories, equipment and general intangibles.  The agreement provides for the note to be incorporated into a line of credit agreement with M&I Business Credit, LLC upon closing.  The note is personally guaranteed by the Chief Executive Officer, CEO of the Company.  The guaranty will be released upon the closing of the new facility.  See note 6.

NOTE 6 - LINE OF CREDIT, BANK

The Company had a line of credit financing agreement with First National Bank of Deerwood up to a maximum amount of $3,000,000 which was to expire April 1, 2008. Interest was payable monthly at prime plus 1.375% (9.125% at September 30, 2007) with a minimum interest rate of 5%.  The line of credit was collateralized by accounts receivable, inventories, property and equipment.  The agreement required the following affirmative covenants measured based upon December 31 financial results, minimum net worth of $7,000,000, debt to equity ratio of less than 1.0 to 1.0 and debt service ratio not to exceed 1.2 to 1.0.  The Company was out of compliance with debt to equity ratio being 1.11 to 1.0 and a negative debt service ratio at December 31, 2006.  The Company received a waiver letter from its credit provider. The weighted average interest rate on the line of credit for the nine months ended September 30, 2007 and 2006 was 9.11% and 8.64%, respectively. The weighted average interest rate on the line of credit for the three months ended September 30, 2007 and 2006 was 9.08% and 9.00%, respectively.  The agreement was modified on September 20, 2007 to increase the interest rate by .375% due to the release of the New Hope, MN building as collateral.  The balance outstanding on the line of credit was $2,850,000 and $3,900,000 at September 30, 2007 and December 31, 2006, respectively.  As of September 30, 2007, the Company had $150,000 of availability under the line of credit.

Index

On November 8, 2007, the Company entered into a line of credit agreement, a demand note,  with M&I Bank up to a maximum amount of $6,000,000 which expires November 2010.  This line of credit was used to pay off its existing line of credit with First National Bank of Deerwood.  The Demand Term Note with M&I Bank (Note 5) was incorporated into this facility.  Interest is payable monthly at prime plus .75%.  The line of credit is collateralized by accounts receivable, inventories, property, and equipment.  The agreement requires the following material covenant that stockholder's equity plus subordinated debt will be at least $6,000,000 as of December 31, 2007.  This covenant will be defined on an annual basis based on a Board of Director approved budget for 2008 and future periods.  Minimum stockholders' equity annual increases will be $100,000 year over year during the duration of the agreement.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories.  In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis.

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following at:

	September 30, 2007	December 31, 2006

Promissory Note – Cass Creek – annual installments of $100,000 plus interest at 8% from September 2008 through September 2012, guaranteed by the CEO of the Company	$500,000	$-

Note Payable – Fish Hawk - annual installments of $33,333 from July 2008 through July 2010	100,000	-

Totals	600,000	-
Less: Current portion	133,333	-

Net Long-term Debt	$466,667	$-

Future maturities of long-term debt for years ending after September 30, 2007 are as follows:

Total
Year ending September 30:
2008	$133,333
2009	133,333
2010	133,334
2011	100,000
2012	100,000

Total Long-Term Debt	$600,000

Index

NOTE 8 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the nine months ended September 30:

	2007	2006

Current	$-	$-
Deferred	-	(853,000)

Total Benefit from Income Taxes	$-	$(853,000)

The provision for taxes differs from the expected provision that would result from the application of federal tax rates to pre-tax income. A comparison of the provision for income tax expense at the federal statutory rate of 34% for the nine months ended September 30 to the Company’s effective rate is as follows:

	2007	2006

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(2.8)	(2.8)
Permanent differences and other including surtax exemption	(0.9)	(2.7)
Research and development credit	(0.0)	(0.5)
Valuation allowance for deferred tax assets	37.7	0.0

Effective Tax Rate	0.0%	(40.0)%

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended September 30 to the Company’s effective rate is as follows:

	2007	2006

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(2.8)	(2.8)
Permanent differences and other including surtax exemption	(0.9)	(2.7)
Research and development credit	(0.0)	(0.5)
Valuation allowance for deferred tax assets	37.7	0.0

Effective Tax Rate	0.0%	(40.0)%

Based on certain triggering events that occurred during the three months ended June 30, 2007, including significantly higher than estimated sales returns and other events, the Company determined the deferred tax asset for the loss before income taxes for the nine and three months ended September 30, 2007 should have a 100% valuation allowance recorded.

The Company adopted FIN 48 effective January 1, 2007.  Upon adoption, there was approximately $400,000 of unrecognized income tax benefits.  The adoption of FIN 48 had no effect on stockholders’ equity.  As of September 30, 2007 and December 31, 2006, there was approximately $400,000 of unrecognized income tax benefits related to temporary differences included as a deferred tax liability.  The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2004-2006.

NOTE 9 – CONTRACT PAYABLE – VADDIO

The Company had employment agreements with 3 employees.  The agreements, which expired on December 31, 2006, provided for an annual base salary and bonus payments under each employment agreement, equal to 3.4% to each employee of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1,600,000 and $2,000,000 in 2005 and 2006, respectively.  The employees have agreed, during their employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will they solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period.  Contract payments of $762,231 and $267,350 were paid during the nine months ended September 30, 2007 and 2006, respectively.  The amount owed related to the contract payable was $0 and $762,231 at September 30, 2007 and December 31, 2006, respectively, and is included in current liabilities retained relating to discontinued operations.

Index

NOTE 10– CONCENTRATIONS

Major Customers

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the three months ended September 30:

	2007	2006
Customer A	$229,370	$153,521
Customer B	$227,121	$302,826

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the nine months ended September 30:

	2007	2006
Customer A	$860,276	$1,058,326
Customer B	$990,908	$944,570

The Company had receivable balances greater than 10% of its accounts receivable from the following unaffiliated customers:

	September 30, 2007	December 31, 2006
Customer A	$138,088	$445,923
Customer B	$142,244	$429,095
Customer C	*	$461,742

*Did not represent more than 10% of the Company’s revenues or accounts receivable for the period indicated.

Foreign Sales

Included in the consolidated statements of operations are foreign sales related to continuing operations of $674,013 and $559,464 for the nine months ended September 30, 2007 and 2006, respectively, and $78,781 and $205,078 for the three months ended September 30, 2007 and 2006, respectively.

Foreign Inventory

Included in the consolidated balance sheets are international inventories related to continuing operations of $204,873 and $204,098 at September 30, 2007 and December 31, 2006, respectively.   Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision products.

NOTE 11 – DISCONTINUED OPERATIONS

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

As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad over the next 12 months at a book value estimated to be $2,031,359.  Under the terms of the Consignment Sale Agreement, New Vad will purchase, at the Company’s cost, the consigned inventory from Nature Vision as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased.  The Company has sold $1,542,251 of inventory to New Vad through September 30, 2007.  There is $97,307 included in current assets relating to discontinued operations that is due from New Vad as part of inventory sold during the three months ended September 30, 2007.  The remaining inventory to be purchased by New Vad was $489,108 at September 30, 2007.

In addition, the parties entered into a Collection Agreement, under which New Vad will collect and transmit to Nature Vision payments made by customers on Nature Vision’s accounts receivable for products or services sold or provided before the closing date.

The gain on the sale was calculated as follows:

Cash received	$710,694
Assumption of accrued paid time off	46,678

Subtotal	757,372
Less: Transaction costs	(309,065)

Net consideration on sale	448,307
Less: Prepaid expenses	(72,166)
Less: Property and equipment carrying amount	(186,701)

Gain on disposition of assets	$189,440

The potential deferred proceeds of up to $750,000 will be recorded when earned and collection is deemed probable.  No deferred sale proceeds were recorded during the nine or three months ended September 30, 2007.

This product line has been classified as discontinued operations.

The following are condensed statements of the discontinued operations (Vaddio and Norman) for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

Sales, Net	$-	$4,252,981	$736,802	$11,212,391

Cost of good sold	4,473	2,759,890	702,253	7,344,379
Gross profit	(4,473)	1,493,091	34,549	3,868,012

Selling, general, and administrative	86,526	1,391,491	355,963	3,464,299
Income (loss) from operations	(90,999)	101,600	(321,414)	403,713

Other income (expense)	10,000	1,325	60,000	5,205
Gain on sale of equipment	689	-	163,689	-
Gain on sale of Vaddio product line	36,828	-	189,440	-

Income (Loss) and gain from discontinued operations	(43,482)	102,925	91,715	408,918

Provision for income taxes	-	(41,000)	-	(163,000)

Gain from discontinued operations	$(43,482)	$61,925	$91,715	$245,918

Index

Assets and liabilities as a result of discontinued operations consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Current assets sold relating to discontinued operations:
Prepaid expenses	$-	$84,855

Other assets sold relating to discontinued operations:
Fixed assets, net	$-	$156,199
Intangibles, net	-	30,502
Total	$-	$186,701

Current liabilities assumed relating to discontinued operations:
Accrued vacation	$-	$46,678

Assets and liabilities retained relating to the discontinued operations consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Current assets retained relating to discontinued operations:
Accounts receivable	$97,307	$1,805,240
Inventory	489,108	2,261,240
Total	$586,415	$4,066,480

Current liabilities retained relating to discontinued operations:
Accounts payable	$-	$992,685
Accrued payroll and related expenses	-	80,012
Contract payable	-	762,231
Accrued transaction costs	43,000	-
Other current liabilities	-	37,973
Total	$43,000	$1,872,901

Index

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	2007	2006
Supplemental Cash Flow Disclosures:
Cash paid for interest	$208,596	$257,764
Cash paid for income taxes	$5,000	$2,000

Noncash Investing and Financing Activities:
Fair value of stock options issued in exchange for guarantee of debt	$50,256	-

Purchase of Cash Creek assets:
Accounts receivable	$123,154	-
Inventory	$815,657	-
Prepaids	$60,007	-
Property and equipment	$100,000	-
Goodwill	$1,252,014	-
Intangibles	$250,000	-
Debt financing	$(500,000)	-

Purchase of Fish Hawk assets:
Inventory	$68,979	-
Property and equipment	$30,000	-
Goodwill	$54,331	-
Intangibles	$170,000	-
Debt financing	$(168,979)	-

Transaction costs related to sale of segment included in current liabilities retained related to discontinued operations	$43,000
		-

NOTE 13 – SUBSEQUENT EVENTS

On October 19, 2007, the Company borrowed $1,000,000 form a member of its Broad of Directors in order to meet its short-term cash flow requirement. This demand promissory note is unsecured and bears an interest rate of 15%. Interest is payable on the first day of each month commencing on December 1, 2007. The entire principal and accrued interest is payable upon demand anytime after January 19, 2008. In connection with the loan, the Company issued the Borrower warrants to purchase 100,000 shares of common stock at an exercise price of $2.21. The warrants are exercisable from October 19, 2007 through October 19, 2009. The fair value of the warrants was calculated at $102,010 using the Black Scholes model. The following assumptions were used to calculate to value of the warrants: dividend yield of 0%, risk free interest of 5% expected life to two years, and volatility of 81%.

On November 8, 2007, the Company entered into a line of credit agreement with M&I Bank up to a maximum amount of $6,000,000 which expires November 2010.  This line of credit was used to pay off its existing line of credit with First National Bank of Deerwood.  The Demand Term Note with M&I Bank (Note 5) will be incorporated into this facility.  Interest is payable monthly at prime plus .75%.  The line of credit is collateralized by accounts receivable, inventories, property, and equipment.  The agreement requires the following material covenant that stockholders' equity plus subordinated debt will be at least $6,000,000 as of December 31, 2007.  This covenant will be defined on an annual basis based on a Board of Director approved budget for 2008 and future periods.  Minimum stockholders' equity annual increases will be $100,000 year over year during the duration of the agreement.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories.  In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis.

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

Index

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

Income (Loss) from Operations

Income (Loss) from Operations is defined as revenue less cost of goods sold and selling, general and administrative expenses.

Other Income (Expense)

Other costs consist primarily of interest on the existing line of credit. The interest rate on the various credit facilities float with prime, at prime plus .75% to 1.375% as well as fixed at 15% per annum.

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

Index

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

Index

Results of Operations

The following table provides the percentage change in our net sales, gross profit, loss from operations, and net loss for the three months and nine months ended September 30:
(in thousands)	Three months ended September 30		Increase (Decrease)	Nine months ended September 30		Increase (Decrease)
	2007	2006		2007	2006
NET SALES	$1,529	$1,565	(2.3%)	$4,053	$3,917	3.5%

GROSS PROFIT	326	412	(20.9%)	526	921	(42.9%)

LOSS FROM OPERATIONS	(413)	(477)	(13.4%)	(2,040)	(1,875)	(8.8%)

NET LOSS	$(529)	$(287)	(84.3%)	$(2,130)	$(1,035)	(105.8%)

The following table presents our gross profit, loss from operations and net loss as a percentage of net sales for the three months and nine months ended September 30:
	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

GROSS PROFIT	21.3%	26.3%	13.0%	23.5%

LOSS FROM OPERATIONS	(27.0%)	(30.5%)	(50.3%)	(47.9%)

NET LOSS	(34.6%)	(18.3%)	(52.6%)	(26.4%)

Net sales have remained flat for both the three and nine months ending September 30, 2007.  Net sales are a function of gross sales less returns, discounts and allowances.  Gross sales have increased 2.2% and 13.4% for the three and nine months ending September 30, 2007 over the same periods for the prior year respectively.  Increased sales were due to an increase in hunting product sales as a result of new hunting blinds.  In addition, there was an increase in sales in the Vector product as a result of this product line being introduced by the Company towards the end of March, 2006.  The Company has implemented a price increase effective August 1, 2007.  The increase in sales was more than offset by higher than expected returns during the three and nine months ended September 30, 2007.  Returns have increased 59.4% and 49.1% for the three and nine months ending September 30, 2007 over the same periods for the prior year respectively.  In June 2007, the Company contracted with an independent off-shore quality consultant to inspect and qualify all goods prior to shipment.  The Company feels that the impact of this action will not be realized until some time in 2008.  Gross material margins have remained relatively constant in year over year comparisons.  Gross profits were also impacted by rising fuel costs passed along through increased freight costs, both incoming and outgoing and the cost to warrant defective product. Outgoing freight was additionally impacted by the sale of lower cost items in similar or larger configurations and quantities, thereby increasing the cost per unit shipped. The final major impact on gross profit was the move to our new leased facility from our previously owned facility. This change results in a lease expense in 2007 that reduces gross profit while the owned facility in 2006 generated interest expense, which did not reduce gross profit.  Management believes that the Company’s gross profits will return to historical levels in future quarters.  Based on certain triggering events that occurred in the quarter ended June 30, 2007, management has elected to change its estimate on the future realization of tax benefits derived from the current year losses.  Therefore management has created a valuation allowance of 100% against those deferred tax assets.  The acquisitions in the third quarter 2007 had an immaterial impact on operations.

Selling, General and Administrative Expenses

Selling, general and administrative costs have decreased for the nine months ended September 30, 2007 due to the Company reducing its engineering costs as a result of lower headcount.   Research and development expenses increased from $73,835 for the nine months ended September 30, 2006 to $91,450 for the nine months ended September 30, 2007.

Index

Liquidity and Capital Resources

The Company had a cash balance of $38,208 at September 30, 2007 compared to $2,344 at December 31, 2006. The change is a combination of many factors. Cash provided from operations was $1,313,964 for the nine months ended September 30, 2007. The components of cash provided from operations are the following: (i) depreciation and amortization of $337,268 and (ii) changes in various operating assets and liabilities of $3,459,875.  These amounts were offset by a net loss of $2,130,050, gain on sale of discontinued operations related to Vaddio of $189,440, and gain on sale of fixed assets of $163,689. The most significant components relating to the change in various operating assets and liabilities relate to the change in accounts receivable of $3,400,851 and inventory of $1,233,556, offset by a change in accounts payable of $623,725. The majority of the change in the accounts receivable, inventory, and accounts payable is related to the discontinued operations and the seasonality of the continuing operations.

Cash used in investing activities was $1,472,088 for the nine months ended September 30, 2007 primarily resulting from the acquisition of Cass Creek and Fish Hawk assets and partially offset by the cash provided by the sale of discontinued operations.

On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation, for $323,310.  The amount of $100,000 was paid at closing, $68,979 was due and paid in October 2007, and $100,000 is payable pursuant to a three year promissory note in addition, the Company incurred transaction costs of $54,331 connection with the acquisition. The note bears interest at 8% and requires annual principal payments of $33,333 plus interest at 8% through July 2010.

On September 20, 2007, Nature Vision closed on the acquisition of substantially all of the assets of Cass Creek, a manufacturer and distributor of electronic game calling devices, pursuant to the terms of an Asset Purchase Agreement.  The transaction involved the acquisition of equipment, inventories, intellectual property, books and records, permits, licenses, accounts receivable, cash, goodwill, general intangibles and certain other assets of Cass Creek for a total purchase price of $2,608,008. The purchase price was paid as follows: (i) $1,560,000 cash was paid at closing, (ii) $386,000 by the assumption of an existing line of credit for Cass Creek that was paid off, by the Company upon closing, and (iii) $500,000 by a five year unsecured promissory note payable in annual installments of $100,000 of principal plus interest accrued at 8% per annum.  In connection with the acquisition, the Company incurred transaction costs of $162,008 to date.

In order to fund the Cass Creek acquisition, the Company borrowed $2,000,000 from M&I Business Credit, LLC (“M&I”) under the terms of a Demand Term Note dated September 19, 2007 in the principal amount of $2,000,000. The amount borrowed was payable upon demand and bore interest at an annual rate of .75% per annum above the prime rate of interest publicly announced by M&I Bank. This note was retinaneed by M&U Bank on November 8, 2007.

The Company sold its Vaddio product line to New Vad, LLC on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372 which consisted of $710,694 in cash at closing and $46,678 in assumed vacation pay. The gain on the sale of the product line is based on prepaid expenses of $72,166 and equipment and intangibles of $186,701. Estimated transaction costs of (legal and broker fee) are projected to be $309,065, of which $43,000 are accrued for at September 30, 2007. The estimated pretax gain on the sale of the business unit is calculated at $189,440. The Company utilized the net proceeds to pay down the contract payable liability that was retained by the Company in the sale and to reduce the line of credit. In connection with the asset purchase agreement, Nature Vision will receive 2% of receipts from the gross sales of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six-month deferral, until a total payment of $750,000 is received. The proceeds from these deferred payments are not included in the above mentioned pretax gain. As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad LLC over the next 12 months.  Under the terms of the Consignment Sale Agreement, New Vad LLC will purchase the consigned inventory from Nature Vision, Inc. as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased. The Company has sold $1,542,251 of inventory to New Vad through September 30, 2007.  The remaining inventory to be purchased by New Vad was $489,108 at September 30, 2007.    In addition, the parties entered into a Collection Agreement, under which New Vad LLC will collect and transmit to Nature Vision, Inc. payments made by customers on Nature Vision’s accounts receivable for products or services sold or provided before the closing date. Any remaining balances due on June 5, 2007 were remitted by New Vad LLC to Nature Vision, Inc.

Index

The Company purchased $273,553 of property and equipment during the nine months ended September 30, 2007. In addition, the Company received $300,000 of principal payments on the $300,000 note receivable that was part of the Norman photography product line sale that was completed on October 20, 2006.  The Company received $163,689 of proceeds from the sale of fixed assets and $148,310 from the cash value on the termination of life insurance policies during the nine months ended September 30, 2007.

Cash provided from financing activities was $193,988 for the nine months ended September 30, 2007. This is primarily made up of $2,000,000 in funds received from M&I Bank (as described above) in order to fund the Cass Creek asset acquisition.  In addition, this change is made up of cash received on exercise of options of $77,613; offset by payments on the Company’s line of credit of $1,050,000, $762,231 of payments on the contract payable, and a decrease in checks issued in excess of cash in bank of $71,394.

As of September 30, 2007 working capital decreased to $1,224,370 from $4,157,969 at December 31, 2006.

On October 19, 2007 the Company borrowed $1,000,000 form a member of its Broad of Directors in order to meet its short-term cash flow requirement. This demand promissory note is unsecured and bears an interest rate of 15%. Interest is payable on the first day of each month commencing on December 1, 2007 The entire principal and accrued interest is payable upon demand anytime after January 19, 2008. In connection with the loan, the Company issued the Borrower warrants to purchase 100,000 shares of common stock at an exercise price of $102,010 using the Black Scholes model. The following assumptions were used to calculate to value of the warrants: dividend yield of 0%, risk free interest of 5% expected life to two years, and volatility of 81%.

The Company has a current backlog of sales orders totaling approximately $2,729,000 compared to $2,773,000 at the same time the prior year. The current backlog is expected to be filled within the next 5 months. Due to the backlog period involved, however, it is possible that there could be cancellations of a portion of the currently backlogged orders. The Company expects to fund the purchase of product and sale of the backlogged orders through cash flow provided by the sale of those orders and existing financing. The Company cautions investors who may utilize published booking and backlog information as tools to forecast the Company’s revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

On November 8, 2007, the Company entered into a line of credit agreement with M&I Bank up to a maximum amount of $6,000,000 which expires November 2010.  This line of credit was used to pay off its existing line of credit with First National Bank of Deerwood.  The Demand Term Note with M&I Bank (Note 5) was incorporated into this facility.  Interest is payable monthly at prime plus .75%.  The line of credit is collateralized by accounts receivable, inventories, property, and equipment.  The agreement requires the following material covenant that in which stckholders' equity plus subordinated debt will be at least $6,000,000 as of December 31, 2007.  This covenant will be defined on an annual basis based on a Board of Director approved budget for 2008 and future periods.  Minimum stockholders' equity annual increases will be $100,000 year over year during the duration of the agreement.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories.  In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis.

The Company signed an agreement in November 2006 to market and sell its New Hope, MN facility and land. This property relates to the discontinued operations of the Company. Management anticipates the sale of the property to exceed the carrying value as presented on the balance sheet. The Company anticipates utilizing the proceeds to reduce any existing debt or assist in funding a future acquisition. There is no assurance the Company will be able to sell the building.

It is management’s belief that it will fund any potential acquisitions through additional financing and the potential issuance of common stock. Management believes that any additional long-term debt requirements and additional lines of credit will be available. There is no assurance the Company will be able to obtain the necessary financing if needed.

It is management’s belief that long-term liquidity needs for at least the next 12 months well be provided by working capital, the new line of credit with M&I Business Credit LLC and the Kiphart demand notes.

Index

The Company believes that the effect of inflation has not been material during the nine months ended September 30, 2007.

Off-Balance Sheet Financing Arrangements

As of September 30, 2007, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

We review goodwill for potential impairment at least annually or when events or changes in circumstances indicate the carrying value of goodwill may be impaired. The assessment of potential impairment requires certain judgments and estimates by us, including the determination of an event indicating impairment, the future cash flows to be generated by assets of the company, the risks associated with those cash flows and the discount rate to be utilized. If actual results are not consistent with our assumptions, we may be required to record a goodwill impairment charge.

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

Item 3: Controls and Procedures

(a)           As of September 30, 2007 an evaluation was performed by the registrant’s President and Chief Financial Officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)           There were no changes in the registrant’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of  Rules 13a-15(d) or 15d-15 under the Securities Exchange Act of 1934 that could materially, or is reasonably likely to materially affect these controls subsequent to the date of their evaluation.

Index

Part II

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable

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

NATURE VISION, INC.

Date: November 14, 2007	By:	/s/ Jeffrey P. Zernov
	Its:	Chief Executive Officer and President

Date: November 14, 2007	By:	/s/ Michael R. Day
	Its:	Chief Financial Officer