Form 10KSB
period 2007-12-31
NATURE VISION, INC.
filed 2008-03-24
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________

Commission file number  0-7475

NATURE VISION, INC.
(Name of small business issuer in its charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Northern Pacific Road, Brainerd, MN	56401
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (218) 825 - 0733

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.16 per share	The NASDAQ Stock Market LLC

Securities registered under Section l2(g) of the Exchange Act:        None

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

Issuer’s revenues for fiscal year ended December 31, 2007 were $9,607,686.

The aggregate market value of the voting common equity held by non-affiliates of registrant as of March 19, 2008 was $2,484,890, based on the last sale price of the common stock as reported on the NASDAQ Capital Market on such date. For purposes of these computations, the affiliates of the registrant are deemed only to be the registrant’s directors and officers.

The number of shares outstanding of the registrant’s common stock, par value $0.16 per share, as of March 19, 2008 was 2,312,583.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated by reference into Part III of this annual report.

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

Sale of Photo Control Division

Nature Vision operated two separate divisions: the Nature Vision division and the Photo Control division. Nature Vision designs, manufactures and markets outdoor recreation products primarily for the sport fishing, hunting and industrial markets. Photo Control designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and provided peripheral products for the videoconferencing and the audiovisual markets. The photography product lines were marketed under the Norman product line. The videoconferencing and audiovisual product lines were marketed under the Vaddio product line. Photo Control Corporation acquired the assets comprising the Vaddio product line in January of 2004.

On October 20, 2006, Nature Vision sold its Norman product line to Promark International, Inc. Pursuant to the terms of the asset purchase agreement dated October 20, 2006, we sold the inventory, equipment, intellectual property and certain other assets relating to the Norman product line for a total purchase price of approximately $2,400,000, of which $300,000 was payable pursuant to the terms of a three-year note.   As of December 31, 2007, the entire three-year note was received in full.

Following the sale of our Norman product line, we also sold the Vaddio product line to New Vad, LLC, under the terms of the asset purchase agreement dated as of February 5, 2007. New Vad, LLC is owned in part by former managers of Nature Vision’s Photo Control division, including Robin K. Sheeley, who served as President of the Photo Control division. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to the Vaddio product line for a total estimated purchase price of approximately $1,500,000. As part of the sale, the parties also entered into a consignment sale agreement, providing for the sale of the inventory related to Vaddio product line to New Vad over the subsequent 12 months after the closing at cost for $2,031,359, and a collection agreement, under which New Vad agreed to collect and transmit to us payments made by customers on our accounts receivable for products or services sold or provided before the closing date. Under the terms of the consignment sale agreement, New Vad also agreed to purchase the consigned inventory from us as needed before purchasing similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased.  As of December 31, 2007 the remaining inventory to be purchased under the sale agreement was approximately $298,000, with this remaining amount to be purchased in January 2008, of which $200,000 has been paid to date and the remaining $98,000 is due.  Nature Vision will receive 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. The potential deferral proceeds of up to $750,000 will be recorded when earned and collection is deemed probable.  Deferred sale proceeds of $48,474 were recorded during the year ended December 31, 2007.

The amount of consideration paid for the assets of Vaddio product line was determined after an extensive effort to sell the Vaddio product line and the final price was the result of arms-length negotiations with New Vad.

The sale of our Photo Control division was part of our planned strategic move to exit from the photography and audiovisual markets and to focus on the long—term growth in the outdoor recreation markets. We anticipate the revenues lost in the sale to be replaced organically through our remaining products, new products and strategic acquisitions of companies or product lines all within the outdoor recreation markets. The sale of Photo Control reduced the Company’s overall sales volume thus placing all of the corporate overhead expenses on the remaining operation. Therefore, it is critical for the Company to continue to expand its sales base to return to profitability.

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

Some of the statements made in this report in the sections listed above and elsewhere in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our business, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors including, but not limited to, adverse economic conditions, intense competition, including entry of new competitors, inability to obtain sufficient financing to support our operations, progress in research and development activities, variations in costs, fluctuations in foreign currencies against the U.S. dollar in countries where we source products, adverse federal, state and local government regulation, unexpected costs, lower sales and net income (or higher net losses, than forecasted), price increases for equipment, inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives and other specific risks that may be alluded to in this report.

Products

Overview

Nature Vision designs, manufactures and markets outdoor recreation products primarily for the sport fishing and hunting markets. We have also adapted our outdoor recreation products and core technologies for sale into certain industrial markets. Manufacturing of most of these products is outsourced to companies located in Asia, where we use approximately six suppliers for key components, sub-assemblies and raw materials. We have identified but not qualified alternative Asian suppliers. Some final assembly is undertaken at our Brainerd, Minnesota facility, which also serves as the distribution center and corporate headquarters.

Our outdoor recreation products have historically been offered to the public by traditional sporting goods distribution channels. We have continued to focus on significant retailers and large catalog houses to offer our products as we expand our product categories, including Cabela’s, Bass Pro Shops, Gander Mountain, Dick’s Sporting Goods and Mills Fleet Farm. Sales to each of Cabela’s, Bass Pro Shops and Gander Mountain accounted for in excess of 10% of our 2007 and 2006 revenues. We primarily rely upon independent sales representatives to sell our outdoor recreation products to retailers. Demand for our outdoor recreation products is seasonal, with the majority of sales occurring in the fourth and first calendar quarters.

Underwater Viewing Systems

We manufacture, distribute and market a family of products known as underwater viewing systems that are sold under the trade name “Aqua-Vu.” We are credited as the creator of the underwater viewing system product category and were the first to market a self-contained underwater viewing system. An underwater viewing system consists of a submersible video camera with internal lighting and a hand held monitor-viewing device with a battery power supply. With the use of attachable weights and fins, the underwater camera can be lowered into a body of water and used to look in the direction a boat is traveling. In the past the Aqua-Vu systems have relied on cathode ray tube (CRT) display technology which required a sunshield to shadow the display. In 2004, we began to market Aqua-Vu systems that incorporate a proprietary sunlight viewable liquid crystal display (LCD) technology that allows multi-person viewing on color display monitors. The 2004 Aqua-Vu systems also incorporated “on-screen display” information, including the water temperature at the camera, camera depth and camera direction. In 2005, we expanded the Aqua-Vu systems to include the Scout series that offers a 5-inch screen, at a retail price point of $199, Scout XL series that offers 7-inch screens, with brightness and contrast controls and the Scout SRT series that offers the same 7-inch screen along with on screen display of water temperature at the camera and our patent-pending Spectral-Response lighting system. Another innovative product we introduced in 2005 is our new Aqua-Vu Quad 360 Nighthawk. Instead of providing only one-directional view, our Aqua-Vu Quad 360 Nighthawk offers a split-screen 360 degrees view. In 2006, we enhanced four-way viewing, introducing the Quad 4x4, which has replaced the Nighthawk. The 4x4 incorporates a new monitor case designed around the existing 7-inch screen and has the ability to select one of the four quadrants to be viewed full screen. We also added a digital recording Aqua-Vu DVR line that allows anglers to record their underwater discoveries on San Disk™ media cards. Aside from recreational viewing, Aqua-Vu DVR allows serious anglers to create video logs of their favorite fishing grounds to help them analyze repeatable fishing patterns. In 2005 we developed the Aqua-Vu MAV (Motorized Aqua-Vu) that allows anglers the ability to fish and view at the same time much more efficiently. Utilizing foot controls the angler is able to adjust the depth of the camera while viewing on a 10.5-inch daylight viewable LCD monitor. The MAV was released into the market during 2007. During 2007, we also introduced a new low cost brand of underwater viewing system under the trade name “FishTV”. The current model of FishTV has a basic 5-inch black & white CRT monitor with infrared lighting.  FishTV is currently selling for a $99 retail price and in management’s opinion represents the best value in underwater viewing systems.

Sonar Systems

The Company marketed its first sonar system during 2006 under the VPG model name.  During 2007 we rolled out a more advanced version of the product under the trade name “ShowDown”. The ShowDown is a new style of vertical digital fish finder offering superior performance that anglers find intuitive to understand.

Fishing Trolling Systems

In 2006 we purchased substantially all of the assets of Vector Teknologies, LLC. Vector marketed all machined metal downriggers and accessories for controlled depth fishing. We began marketing these in Spring 2006 through our channels of distribution as the Heavy Metal Series. The Vector line provides a “trolling products platform” which will include our new wireless underwater video viewing system. This wireless product line will transmit a video signal and other useful data from the camera to the boat for viewing on a large LCD monitor. The wireless technology is planned to undergo final testing in the Spring of 2008 with an anticipated release date into the market later in the year. We anticipate new product innovation in the trolling products platform extending beyond 2008.

On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation. The purchase provides the Company with downrigger display technology that compliments its Vector line of downrigger trolling products and enhances the “trolling products platform”.

Hunting Products

We also sell products for the recreational hunting market. These products include “Woodland Whisper” hearing enhancers, Digital Deer Scales, Digital Archery Scales, Digital Turkey Scales and the Quick Set Chair Blind. The Woodland Whisper hearing enhancers aid wild turkey hunters by detecting distant game calls, and big game hunters by amplifying the sounds of approaching prey. Introduced in 2005, the Digital Deer Scale allows hunters to accurately weigh their game, up to 300 lbs, and display that weight on a digital read out in order to get those all important pictures for the “brag book.” In 2006 we began to market the Digital Archery Scale to archery shops and shooters alike. Once the scale is hooked on the draw string and pulled, the scale will display the draw weight of a bow up to 100 lbs with accuracy +/- .5 lbs. The scale will provide the shops and shooters the ability to set up their bows with a high degree of accuracy. The Digital Turkey Scale is a National Wild Turkey Federation, NWTF, licensed product which we began to market in 2006. The scale allows hunters the ability to calculate their prized gobblers score based on the NWTF system utilizing weight, beard length and spur length. Also introduced in 2006 was the Quick Set Chair Blind, patent pending, featuring Mossy Oak licensed fabric. In 2007 we introduced the new Quick Sit Low Profile hunting blinds in one and two person units. The blinds which fit neatly into an over the shoulder carry bag will allow hunters to be very mobile, set up quickly and comfortably disappear into the woods.

On September 20, 2007, Nature Vision closed on the acquisition of substantially all of the assets of Cass Creek, a manufacturer and distributor of electronic game calling devices, pursuant to the terms of an Asset Purchase Agreement.  The purchase provides the Company with a significant hunting brand from which to expand its annual hunting sales.  Cass Creek products consist of various types of digital electronic game calling devices including predator, big game, turkey and waterfowl.  The calls can be used as training devices or in the field where local regulations permit.  Additionally the Company gained numerous new hunting products under development and some new relationships with key design and manufacturing entities.  Cass Creek has a successful European distribution network which will be used to leverage sales of existing Nature Vision products.

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

In 2005, recognizing the burgeoning popularity of glow-in-the-dark ice fishing lures, we introduced the Blazer Stix series of fishing rods that feature a built-in LED light that anglers can use to recharge their phosphorescent ice fishing lures. The Blazer Stix LED concept was also offered in a clip-on version that attaches to any fishing rod, ice or open-water.

During 2006 we developed and marketed a portable ice shelter under the trade name “Pak Shack”.  Since then we have expanded the product line to include a two and three person shelter as well as a Pak Sled to conveniently transport equipment.  The shelters fit neatly into an over the shoulder carry bag that allow the fisherman mobility and quick set up.

Fishing Lures

On January 21, 2008 the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement. The purchase provides the Company with a proven fishing tackle product platform. Throughout the fishing tackle industry, Castaic Softbait brand remains the recognized inventor of the swimbait category, and is currently one of the hottest lures for big bass in North America. Recognized by Field & Stream magazine as one of the top 50 all-time fishing lures, Castaic Softbaits brand has twice graced the cover of this prestigious publication. The addition of the Castaic Softbait brand provides Nature Vision not only a proven fishing tackle product platform, but will immediately generate additional revenues during the spring and summer periods, traditionally the Company’s historically slower season. The Castaic Softbait brand acquisition now gives us a fully balanced mix of products, completing our 3-tiered product equation. Castaic Softbait’s brand founder Jason Scott will remain active within the organization, and has been hired as research and development director for Nature Vision’s tackle division. The move combines into a single company the collective talents of Scott and Zernov, we believe to be two of the fishing industry’s sharpest innovators.

Industrial Products

We have adapted our underwater viewing technology for use in the water well inspection industry, offering a line of cameras under the trade name “Well-Vu.” Our Well-Vu underwater viewing systems are submersible to 1,000 feet. In addition, we sell viewing system products called “Tool-Vu” and “Mini-Vu” for use in automotive and building inspections.

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

We hold numerous patents and have several patent applications pending for products offered by our outdoor recreation products division. Most patents relate to aspects of the Aqua-Vu underwater viewing system, including the camera housing. Other patents cover our Buzz Stix ice fishing pole, a bird feeder with a built-in video camera and transmitter and a hand-held monocular video monitor. Some of the pending patents include the MAV, Quick Set Chair Blind, and Game Vu. The patents expire during the period 2014 through 2023. There is no guarantee that others may not copy any of our products in whole or in part to produce a product similar in design and purpose. Patent protection of our products does not imply that we will recognize any substantial, competitive edge in the marketplace.

We also hold various trademarks relating to our outdoor recreation products, including Aqua-Vu, ShowDown, Game-Vu, Tool-Vu, Mini-Vu, Woodland Whisper, Pak Shack, Buzz Stix, Hot Stix, PIDS, RTG and Ice Pro. We consider these trademarks important in assuring consumer recognition of our products.

Competition

Our Aqua-Vu systems compete with underwater cameras sold by several companies, including large retailers directly sourcing products under their own labels. We also face competition from manufacturers of sonar and global positioning system (GPS) devices. Sonar devices detect schools of fish and, at times, individual fish, and can provide information about lake and river bottom contours. GPS devices allow fishers to “mark” spots where fish are located and then easily find them again. Large consumer and marine electronics companies as well as established companies offering fishing and hunting equipment are sources of potential competition.

Research and Development

For the years ended December 31, 2007 and 2006, we spent $158,000 and $166,000 respectively, on research activities relating to the development of new outdoor recreation products. We anticipate that spending on research and development in 2008 will be comparable as a percentage of net sales to that in 2007.

Government Regulation

Our outdoor recreation and photography products are not subject to significant government regulations other than those regulations applicable to businesses generally. When they were introduced in 1998, the Aqua-Vu systems were the subject of proposed legislation to ban the devices in Minnesota, but the legislation was never enacted.

Employees

 As of December 31, 2007, we employed 24 associates, consisting of 18 full-time employees and 6 seasonal employees.

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

Management

Executive officers of Nature Vision are as follows:
Name	Age	Position

Jeffrey P. Zernov	55	President, Chief Executive Officer and a director
David M. Kolkind	50	Chief Financial Officer and Secretary

Jeffrey P. Zernov has served as our President and Chief Executive Officer and as a director since August 31, 2004. Prior to August 31, 2004, Mr. Zernov served in the same capacities for Nature Vision Operating, Inc. (f/k/a Nature Vision, Inc.), which he founded in 1998. Mr. Zernov also served as Chief Financial Officer of Nature Vision Operating, Inc from 1998 through 2002. In 1979, Mr. Zernov founded Zercom Corporation, a defense electronics contractor, which he sold to Communication Systems Inc. in 1990. Mr. Zernov served as Zercom's Chief Executive Officer until 1996 and, in addition, from 1990 through 1996, he established and served as President of the Zercom Marine division, a designer and manufacturer of sonar products for sports fishing applications. Prior to 1979, Mr. Zernov served as a field promotion specialist with Lindy Tackle and was a co-founder of In-Fisherman, a sports fishing publisher and producer of television shows.

David M. Kolkind was appointed Chief Financial Officer and Secretary of the Company on November 26, 2007. From June, 2006 to July, 2007, Mr. Kolkind served as the Chief Financial Officer of MCHH Holdings, LLC, a holding company specializing in the real estate industry. Between June, 2003 and June 2006, Mr. Kolkind worked as a consultant in various capacities, mainly as Interim Financial Officer and Controller, primarily in construction and real estate industries. From August, 2002 to June, 2003, Mr. Kolkind served as the controller of North American Membership Group, Inc., a consortium of various clubs that represent special groups, including the North American Hunting Club and the North American Fishing Club. Mr. Kolkind also held other various positions, including Chief Financial Officer of Asset Marketing Services, Inc. a direct marketing services and telemarketing company from May, 2000 to June, 2002, and as Vice President of Finance/Treasurer and Controller of the Sportsman's Guide, Inc., a public mail order/e-commerce company between October, 1994 and May, 2000.

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

We depend on patents and proprietary technology. Our current sales levels may depend on our ability to defend current patents and obtain patent protection for future products and processes. We currently have numerous United States patents. In addition, we have applied for patent protection on additional aspects of our current products. These patent applications may not be granted. Even if they are, the scope of any patent protection may be limited, allowing for competitive products, or the patents may be held invalid if challenged. We also rely upon trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent know-how or otherwise gain access to our proprietary technology.

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

The future growth of Nature Vision will depend upon our ability to continue to develop new and innovative products and enter new markets. A significant portion of our outdoor recreation products division’s current revenue has been historically dependent upon sales to traditional sporting goods dealers. In addition to current products, we intend to introduce new products for other applications in the outdoor recreation market. Because some of these new product categories may be new to us, we may need to develop relationships with major participants in this market, which in many cases are different from our existing customers. Any new products may not be accepted by the ultimate users. Even if they are, we may need to continue to develop relationships with significant retailers to penetrate markets and compete against suppliers of similar products.

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

Quality control of outsourced production.  We are reliant on our suppliers to produce quality products.  The inability of our suppliers to meet quality control standards could affect the Company’s costs associated with returns and defective merchandise.  The Company hired two quality control associates during 2007.  One independent offshore quality control consultant performs routine inspections on Company shipments and inspects production lines on a daily basis.  A domestic quality control associate performs further product quality inspections and documents engineering standards.  There is no assurance that these quality control processes will eliminate defective products in the future.

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

Potential competitors could lower our revenues or cause expenses to increase. Our current competition for the Aqua-Vu underwater viewing system and other products consists of several companies, including large retailer’s directly sourcing products under their own labels. Potential competitors include large consumer and marine electronics companies with broader product lines and better name recognition and market acceptance. These companies also have significantly greater financial, technical, marketing and other resources. Increased competition, especially by these larger, more established potential competitors, may result in increased pricing pressure resulting in reduced gross profit margins. We may also be forced to increase spending on marketing, sales and product development, which would further reduce profits.

We may never replace the lost revenue generated by the former Photo Control division. We sold our Photo Control division to focus our efforts on the long—term growth of our outdoor recreation markets. Although we hope to replace the lost revenue previously generated by the Photo Control division by expanding our outdoor recreation markets, our growth will significantly depend on this outdoor recreational products sector. Unless we successfully develop and market new and innovative products in the outdoor recreation markets, we may lose market share and may never compensate for the lost source of revenue from the former Photo Control division.

We may experience difficulties integrating the operations of newly acquired business or product lines. Newly acquired business operations will require management to adapt to the idiosyncrasies of each individual operation including marketing, pricing, returns, sourcing, and accounting.  The addition of certain product lines are manufactured directly by the Company, therefore the Company will be required to become more efficient at manufacturing and product costing.

Item 2. DESCRIPTION OF PROPERTY.

In late 2006, Nature Vision moved its operations into a leased 35,600 square foot facility located at 1480 Northern Pacific Road, Brainerd, Minnesota which houses corporate, accounting, administrative, manufacturing and light assembly, research and development, sales, and customer service departments. Management felt that the former facility located at 213 NW 4th street did not provided us with sufficient space to meet our future growth plan. Accordingly, the Company sold its former location in late 2006, and the mortgage securing the former facility was paid in full.

In connection with the sale of the Vaddio product line on February 5, 2007, Nature Vision entered in to a lease with New Vad, LLC effective as of February 1, 2007 to lease 10,000 square feet of our 55,000 square foot facility located at 4800 Quebec Avenue North, Minneapolis, Minnesota. Under the terms of the lease, New Vad agreed to pay to Nature Vision a monthly gross rent of $10,000.  New Vad, LLC vacated the facility in early 2007.  Recently, management has entered into a purchase agreement to sell this facility which they intend to close by April 15, 2008. The Company intends to use $1.9 million of the proceeds from the sale to pay off the mortgage loan with M&I Business Credit, LLC with the remainder used for general working capital purposes. There is no assurance the sale will close on the estimated date or at all.

Item 3. LEGAL PROCEEDINGS.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The number of record holders of our common stock on March 19, 2008 was 272. The table below sets forth the high and low sale prices for the common stock during the two years ended December 31, 2007.  The information shown is based on information provided by Yahoo! Inc. and Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently traded on the Nasdaq Capital Market under the symbol “NRVN.” Nature Vision did not pay any cash dividends on its common stock during the periods presented nor does it anticipate paying any dividends in the future as the Company plans to utilize all available resources to expand its sales base.

	Common Stock
Quarter Ended	Low	High
2006
March 31	$8.26	$11.47
June 30	$8.40	$10.57
September 30	$8.40	$10.20
December 31	$5.72	$9.90

2007
March 31	$4.10	$6.00
June 30	$2.20	$4.10
September 30	$2.10	$2.66
December 31	$1.40	$3.04

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Nature Vision’s compensation plans as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	109,450	$4.13	60,500
Equity compensation plans not approved by securities holders	-	-	-

Total	109,450	$4.13	60,500

Item 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to the plans, intentions and strategies for our businesses. The actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

On September 20, 2007, Nature Vision closed on the acquisition of substantially all of the assets of Cass Creek International, LLC (Cass Creek), a manufacturer and distributor of electronic game calling devices, pursuant to the terms of an Asset Purchase Agreement. The transaction involved the acquisition of equipment, inventories, intellectual property, books and records, permits, licenses, accounts receivable, cash, goodwill, general intangibles and certain other assets of Cass Creek for a total purchase price of approximately $2,600,000.

On January 21, 2008 the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement. The purchase provides the Company with a proven fishing tackle product platform. Throughout the fishing tackle industry, Castaic Softbait brand remains the recognized inventor of the swimbait category, and is currently one of the hottest lures for big bass in North America. Recognized by Field & Stream magazine as one of the top 50 all-time fishing lures, the Castaic Softbaits brand has twice graced the cover of this prestigious publication. The addition of the Castaic Softbait brand provides Nature Vision not only a proven fishing tackle product platform, but will immediately generate additional revenues during the spring and summer periods, traditionally the Company’s historically slower season. The Castaic Softbait brand acquisition now gives us a fully balanced mix of products, completing our 3-tiered product equation. Castaic Softbait’s brand founder Jason Scott will remain active within the organization, and has been hired as research and development director for Nature Vision’s tackle division.

The long-term plans for the Company are to continue to expand its sales base in the outdoor recreational markets. This growth will be achieved organically and through anticipated strategic acquisitions.

Revenue

Revenue consists of sales of our products net of returns and allowances. Direct revenue includes sales from orders to distributors, dealers and direct consumers and includes customer service and shipping charges. New product innovation through the use of technology will continue to be the basis of our organic growth. Demand for our outdoor recreation products is seasonal, with the majority of sales occuring in the fourth and first quarters. We will look to strategic acquisitions to provide penetration into new product categories and channels as well as level seasonality.

Cost of Goods Sold

Cost of goods sold for our products consists of the cost of direct materials, labor to produce the products, freight in, depreciation of production equipment, amortization of molds and patents, warehousing, associated management, occupancy costs, customer service and warranty, shipping and receiving costs, quality assurance and other indirect miscellaneous manufacturing costs. Cost of goods sold can fluctuate based on the product mix sold for a given period. Increasing oil costs continue to drive up the cost of components and freight to receive and ship products. In addition, currency fluctuations can impact our landed costs in the U.S.A. We continue to evaluate make versus outsource opportunities to minimize product costs. We look to increase our distribution abilities and capacities in order to achieve efficiencies in certain operating costs.

Gross Profit

We define gross profit as the difference between revenue and cost of goods sold. We believe our gross profit is our best metric to manage the business on a product line basis.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses include directly identifiable operating costs and other expenses. The majority of these costs are fairly consistent from month to month, with the exception of sales commissions. Selling expenses consist of payroll, commissions, product management, marketing, advertising and customer relationship costs. General and administrative expenses include payroll, product design, product development, engineering, order processing, management information systems, accounting and administrative costs. Other costs consist primarily of interest on the existing line of credit. The interest rate on the credit facility floats with prime, at prime plus .75%.

Loss from Operations

Loss from Operations is defined as revenue less cost of goods sold and selling, general and administrative expenses.

Gain from Discontinued Operations

On October 20, 2006, Nature Vision, Inc. sold the Norman product line of its Photo Control division (Norman) and renamed the division the Vaddio Division. On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio). In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this operating segment was classified as discontinued operations and the financial results are reported separately as discontinued operations for all periods presented.

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

Increased Inventories. Inventory has increased in comparison to historic levels from 2006 and 2005.  At the end of 2007, our inventory increased primarily relating to the purchase of Cass Creek. We currently have stock in place to fulfill incoming orders and management feels that the inventory is readily saleable. We anticipate the ability to increase inventory turnover during future quarters. A high rate of inventory turnover will be difficult to achieve as the Company experiences approximately a twelve week lead time to land goods from foreign markets. Should sales of existing products not achieve forecasted levels, such reductions may not be obtainable.

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

Increased interest costs. Given the cyclical nature of our business we are reliant on a credit facility. As the Company continues to grow additional borrowings maybe necessary.  An increased debt structure and changing interest rates may impact the costs of operating the business. If we are unable to obtain favorable financing arrangements it may impact the ability of the Company to expand.

Acquisition opportunities. We continue to evaluate opportunities for strategic acquisitions in order to expand sales and net income.  Potential acquisitions will require financing which management believes will be reasonably available.   There is no assurance, however, that acquisitions will occur or financing would be available on terms acceptable to the Company or at all.

Investment in infrastructure. We anticipate the continuing investment in infrastructure to support our current distribution facility. We will also continue to invest in qualified employees to support our organic growth with new product innovation.

Foreign Currency. The Company sources a significant amount of its products from overseas.  As foreign currencies fluctuate with the U.S. dollar it may impact the overall profitability of the operations.

Results of Operations

The following table provides the percentage change in our net sales, gross profit, loss from operations, and net loss for 2007 and 2006.

(in thousands)	2007	2006	Favorable/ (Unfavorable)
NET SALES	$9,608	$8,994	6.8%

GROSS PROFIT	1,774	1,936	(8.4%)

LOSS FROM OPERATIONS	(2,256)	(2,132)	(5.8%)

NET LOSS	$(2,639)	$(1,081)	(144.1%)

The following table presents our gross profit, loss from operations and net loss as a percentage of net sales for 2007 and 2006.

	2007		2006
GROSS PROFIT	18.5%		21.5%

LOSS FROM OPERATIONS	(23.5	) %	(23.7)%

NET LOSS	(27.5	) %	(12.0	) %

Operating results for 2007

Net sales during 2007 of $9.6 million were up by approximately $600,000, or 6.8% compared to net sales of $9.0 million for 2006.  Gross sales of $10.97 million during 2007 were 10.4% or $1,035,000 favorable to last year.  Gains in gross sales were driven by new products and expanded markets as well as through acquisitions and were partially offset by weak performance in sales of viewing systems.  New products in the hunting category bolstered gross sales for 2007 by $480,000 or 129% over last year and expanded markets in the industrial category led to sales gains of $117,000 or 16.6% over last year.  Recent acquisitions during the last two years have produced sales gain during 2007 of $695,000 with Cass Creek, Fish Hawk and Crazy Crank delivering sales of $476,000, $58,000 and $72,000 respectively versus zero in 2006 and Vector delivering gains of $84,000 year over year.  The Fishing Division, which is primarily made up of viewing and sonar systems, experienced a lack luster year with gross sales down by $281,000 or 3.6% from last year.  Unit sales in the Fishing Division continue to increase as the average sales prices declines.

The Company experienced a significant increase in sales/warranty returns during 2007 with returns and allowances of approximately $1,478,000 or 13.5% of gross sales versus returns and allowances of approximately $1,079,000 or 10.9% for 2006. The cause of the increased sales/warranty returns relates to product quality issues for certain viewing systems in the Fishing Products Division.  Returns in the Fishing Products Division were up by approximately $300,000 and account for most of the unfavorable variance.  The Company anticipates and has experienced initial favorable results from placing some significant quality control processes in place during 2007. The Company hired two quality control associates, one independent off-shore quality consultant and one domestic employee.  The off-shore consultant performs routine quality control inspections on approximately 80% of all Company shipments.  In addition, he inspects production lines on a daily basis recommending quality control enhancements.  The domestic employee located in Brainerd has quality control inspections completed on most incoming inventory, especially if no foreign inspection was performed.  The domestic quality control associate also maintains standards for engineering product documentation.   The Company continues to experience much lower returns rates in the hunting product categories, which on a historical basis, generally run at approximately 3% of gross sales.

Gross profit during 2007 of $1,774,000, or 18.5% of net sales, compares unfavorably by 3.0 margin points to gross profit during 2006 of $1,936,000, or 21.5% of sales.  The unfavorable trend in gross margin was driven largely by four factors.  Gains in primary gross margin (selling price less landed product cost) of approximately 2.2 gross margin points were more than offset by lost margin on sales returns/warranty of approximately (2.0) gross margin points and increases in indirect product costs of approximately (3.2) gross margin points.  The increase in indirect product costs during 2007 were due to increased depreciation and amortization costs associated with new product lines and acquisitions causing a drop of gross margin by approximately (2.2) points and increased Service and Warranty Department costs causing a drop of gross margin by approximately (1.0) points.

Total selling, general and administrative expenses of $4,030,000, or 41.9% of sales, were down slightly from spending of $4,068,000, or 45.2% of sales during 2006.   The favorable spending variance was driven by lower engineering costs of $197,000, lowering administrative costs of $55,000, partially offset by higher spending in selling and advertising of $136,000 and depreciation expense of approximately $40,000.

For 2007 the Company experienced an operating loss of $2,256,000 versus an operating loss in 2006 of $2,132,000.  In summary, the increase in operating loss on a year over year basis of $124,000 was largely resulting from a decrease in gross margin, partially offset by higher sales and slightly lower selling, general & administrative expenses.

Net other expenses during 2007 of $480,000 were slightly over prior year expenses of $471,000.  Higher interest costs of $92,000 were largely offset by lower other expenses of $68,000 and higher interest income of $15,000.  Interest costs were higher during the year primarily relating to the short amortization period of costs associated with the subordinated debt warrants.

The Company did not record any deferred tax benefit associated with the 2007 operating losses due to the uncertainty of being able to recognize the future economic recovery of such deferred tax assets.  The Company does maintain a deferred tax asset on the books of approximately $1,023,000.  In addition, the Company has recorded a deferred tax valuation allowance of approximately $1,005,000 during 2007.

A loss from continuing operations of $2,735,000 was realized during 2007 compared to a loss of $1,582,000 during 2006 with the primary difference year over year being related to the increase in the valuation allowance on the net operating loss deferred tax asset.  Net gain on discontinued operations and subsequent disposal of related assets for 2007 was $96,000 versus $501,000 from 2006.  Net loss for 2007 of $2,639,000 compares to a net loss of $1,081,000 during 2006 and primarily relates to the aforementioned tax treatment and gain from discontinued operations.

Liquidity and Capital Resources

The Company had a cash balance of $131,000 at December 31, 2007 compared to $2,000 at December 31, 2006. The change is a combination of many economic factors including the results of operations, new borrowings and the daily cash management of the Company. Since the Company is a net borrower and maintains an open line of credit our daily cash management strategy is to hold a minimum cash balance in order to minimize debt and related interest expense. Cash used in operating activities was $1,846,000 during 2007. Operating activities consuming cash from operations include the net loss of $2,639,000, gain on sale of property, plant, and equipment of $164,000, gain on sale of discontinued operations of $237,000, the reduction in accounts payable of $435,000, lower accrued expenses of $198,000 and payments relating to deferred retirement benefits of $72,000. These items were partially offset by operating activities providing cash including depreciation and amortization of $502,000, a reduction in inventory of $880,000 and lower prepaid expenses of $298,000.

Cash provided by investing activities was $1,093,000 during 2007 primarily resulted from cash provided by the sale of discontinued operations, partially offset by the acquisition of assets for the Cass Creek and Fish Hawk operations.

 The Company received various cash proceeds relating to the sale of assets from discontinued operations of $3,077,000 , the payoff of notes receivable totaling $300,000 and surrender of life insurance policies totaling $148,000.

On September 20, 2007, Nature Vision closed on the acquisition of substantially all of the assets of Cass Creek, a manufacturer and distributor of electronic game calling devices, pursuant to the terms of an Asset Purchase Agreement. The transaction involved the acquisition of equipment, inventories, intellectual property, books and records, permits, licenses, accounts receivable, cash, goodwill, general intangibles and certain other assets of Cass Creek for a total purchase price net of cash and notes payable totaling $2,106,000.

On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation, a manufacturer of electronic downrigger accessories, pursuant to the terms of an Asset Purchase Agreement. The transaction involved the acquisition of equipment, inventories, intellectual property, books and records, permits, licenses, accounts receivable, cash, goodwill, general intangibles and certain other assets of Fish Hawk for a total purchase price net of cash and notes payable totaling $208,000.

In addition, the Company purchased $282,000 of property, equipment, and intangibles during 2007.

Cash provided by financing activities was $882,000 for 2007.  Financing activities providing cash include receiving proceeds of $2,000,000 relating to the financing of our New Hope Facility, receiving $1,000,000 from the placement of subordinated debt (from a related party as described in foot note 6), and receipt of $78,000 from exercise of stock options.  Financing activities consuming cash were made up of net payments on the Company’s line of credit of $1,362,000, payments made on contract payable of $762,000 relating to discontinued operations and a decrease in checks issued in excess of cash in bank of approximately $71,000.

As of December 31, 2007 working capital decreased to $1,062,000 from $4,158,000 at December 31, 2006.  The Company’s current ratio as of December 31, 2007 is 1.15 compared with 1.55 last year.  The reduction in working capital is primarily driven by the net loss of $2.7 million and the financing our of New Hope facility on a short term note in order to finance the Cass Creek purchase.  Management has entered into a purchase agreement to sell the New Hope facility which they intend to close by April 15, 2008.  The sale, if closed, will result in an increase in working capital of approximately $2.3 million.

Nature Vision maintains a line of credit for financing inventory and accounts receivable up to $6,000,000 at prime plus .75%. The prime rate as of December 31, 2007 was 7.25%.  As of December 31, 2007, the Company had the ability to borrow amounts up to $4,000,000 under the facility for working capital requirements as the remaining $2,000,000 of the loan was carved out against the mortgage on the New Hope building facility. The loan is secured against the accounts receivable, inventory, equipment and other assets of the Company, with the $2,000,000 mortgage secured against the New Hope building. Borrowings under the line are subject to advanced rates of 75% of eligible accounts receivable and 50% of eligible inventory.  The line of credit facility is considered a demand type loan and henceforth does not have a maturity date.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain parameters outlined by the bank.  The agreement requires and the Company is in compliance with the following affirmative covenants as of December 31, 2007, minimum net worth (including subordinated debt) of $6,000,000, and minimum tangible net worth of $2,800,000.  Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months. Management anticipates continued advances against the line of credit to fund anticipated sales growth in future quarters.

The Company sold its Vaddio product line to New Vad, LLC on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The transaction involved the sale most of the assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372 which consisted of $710,694 in cash at closing and $46,678 in assumed vacation pay. The Company utilized the net proceeds to pay down the contract payable liability that was retained by the Company in the sale and to reduce the line of credit. In connection with the asset purchase agreement, Nature Vision will receive 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. Through December 31, 2007 the Company has received $48,000 of royalty payments with an additional $82,000 of payments received during the first quarter of 2008.  The proceeds from these deferred payments are recognized into income as received. As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad LLC over the next 12 months at a book value estimated to be $2,031,359. As of December 31, 2007 the remaining inventory to be purchased under this agreement was approximately $298,000, of which $200,000 has been paid to date and the remaining $98,000 is due.

It is management’s belief that it will fund any potential acquisitions through additional financing and the potential issuance of common stock. Management believes that any additional long-term debt requirements and additional lines of credit will be available. There is no assurance the Company will be able to obtain the necessary financing if needed.

We incurred a net loss for the years ended December 31, 2007 and 2006 of approximately $2.6 million and $1.1 million, respectively.  In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels.  In addition, we believe that other sources of liquidity are available which may include the expansion of our credit facility.  However, there is no assurance that these other sources of liquidity will be available or on terms acceptable to the Company.   In addition, management plans to retain the funds received associated with the related party note on a short-term basis while the 2008 business plan matures.

Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements for at least the next 12 months.

 The Company believes that the effect of inflation has not been material during the year ended December 31, 2007.

Off-Balance Sheet Financing Arrangements

As of December 31, 2007 and 2006, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

 The accompanying consolidated financial statements are based on the selection and application of United States generally accepted accounting principles (“GAAP”), which require estimates and assumptions about future events that may affect the amounts reported in these financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from reported results.

Management’s estimate of the sales and warranty reserve is based on historical company data and management’s best estimate. We evaluated the key factors and assumptions used to develop the sales and warranty reserve in determining that it is reasonable in relation to the consolidated financial statements taken as a whole.  Should actual claims exceed our estimate, the impact maybe material to the results of operations.

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

 Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates. The Company did not recognize any impairment charges for our long-lived assets, including intangible assets, during 2007 or 2006. Although the Company has not generated positive cash flows in 2007 and 2006, management believes that based on cost reduction actions and estimated revenue growth and margin improvement initiatives, that the Company will have cash flows from these long-lived assets in the future. While the Company currently believes the expected cash flows from these long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of its long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect the Company’s earnings.

The Company’s inventory obsolescence reserve is an estimate of the net realizable value of our inventory. It is based on historical trends, product life cycles, forecast of future inventory needs and on-hand inventory levels. Management believes reserve levels could be materially affected by changes in technology, our customer base, customer needs, general economic conditions and the success of certain Company sales programs.

 Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a current provision for income taxes based on amounts payable or refundable. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. We recognize a valuation allowance for deferred tax assets when it is more likely than not that deferred assets are not recoverable.   In addition, we recognized deferred tax assets of approximately $1 million based on when it is more likely than not the deferred tax assets are recoverable.  A significant portion of deferred tax assets recorded ($650,000) is based on a large gain we anticipate to realize in 2008 upon the sale of our building and land held for sale.  If actual taxable income by jurisdiction and the period over which our deferred tax assets are recoverable are materially different than our estimate, the change could be material to our consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe that the adoption of SFAS 160 will have a material effect on the results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and 3) determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  The impact upon the adoption of SFAS 141 (Revised 2007) will have a material effect on our results of operations or financial position for any potential future acquisitions in 2009.

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

Item 7.   FINANCIAL STATEMENTS.

See Financial Statements beginning on page F-1.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 8A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Nature Vision’s management, including our Chief Executive Officer, Jeffrey P. Zernov, and our Chief Financial Officer, David M. Kolkind, of the effectiveness of Nature Vision’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon this review, Messrs. Zernov and Kolkind concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, Nature Vision’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of Nature Vision’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Nature Vision’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Nature Vision to provide only management’s report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Nature Vision have been detected.  Nature Vision’s internal control over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2008 Annual Meeting of Shareholders.

Item 10.   EXECUTIVE COMPENSATION.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2008 Annual Meeting of Shareholders.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2008 Annual Meeting of Shareholders.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2008 Annual Meeting of Shareholders.

Item 13.   EXHIBITS.

 For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10-KSB.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2008 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature Vision, Inc.
Date: March 24, 2008	By: /s/ Jeffrey P. Zernov
Jeffrey P. Zernov, President
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey P. Zernov
March 24, 2008
Jeffrey P. Zernov
(President, Chief Executive Officer and a Director)

/s/ David M. Kolkind
March 24, 2008
David M. Kolkind
(Chief Financial Officer, Chief Accounting Officer and Secretary)

/s/ Richard P. Kiphart
March 24, 2008
Richard P. Kiphart
(Director)

/s/ Steve Shanesy
March 24, 2008
Steve Shanesy
(Director)

/s/ Scott S. Meyers
March 24, 2008
Scott S. Meyers
(Director)

/s/ Curtis A. Sampson
March 24, 2008
Curtis A. Sampson
(Director)

/s/ Philip M. McLaughlin
March 24, 2008
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

10.12	Employment agreement between Nature Vision, Inc. and Jeff Zernov dated August 31, 2004 (previously filed as Exhibit 10.1 to the Registrant's Report on Form 8-K dated September 7, 2004).

10.13	Bonus plan for the fiscal year ending December 31, 2005 for certain executive officers (previously disclosed in the Registrant’s Report on Form 8-K dated March 23, 2005).

10.14	Summary of director compensation for 2005 (previously filed as Exhibit 10.16 to the Registrant’s Report on Form 10-KSB dated April 14, 2005).

10.15
 Asset Purchase Agreement, dated October 20, 2006, by and between Promark International, Inc. d/b/a Photogenic Professional Lighting and Nature Vision, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated October 20, 2006).

10.16	Asset Purchase Agreement, dated February 5, 2007, by and between New Vad, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated February 5, 2007).

10.17
Consignment Sale Agreement, dated February 5, 2007, by and between New Vad, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K dated February 5, 2007).

10.18	Collection Agreement, dated February 5, 2007, by and between New Vad, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.3 to the Registrant’s Report on Form 8-K dated February 5, 2007).

10.19
Demand Term Note, dated September 19, 2007, in the principal amount of $2,000,000 executed by Nature Vision, Inc. in favor of M&I Business Credit, LLC (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated September 19, 2007).

10.20
Security Agreement, dated September 19, 2007, between Nature Vision, Inc. and M&I Business Credit, LLC (previously filed as Exhibit 10.3 to the Registrant’s Report on Form 8-K dated September 19, 2007).

10.21
Revolving Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated September 19, 2007, between Nature Vision, Inc. and M&I Business Credit, LLC (previously filed as Exhibit 10.4 to the Registrant’s Report on Form 8-K dated September 19, 2007).

10.22
Credit and Security Agreement, dated November 8, 2007, among Nature Vision, Inc., Nature Vision Operating, Inc. and M&I Business Credit, LLC (previously filed as Exhibit 10.5 to the Registrant’s Report on Form 8-K dated November 8, 2007).

10.23
Patent Collateral Assignment, dated November 8, 2007, among Nature Vision, Inc., Nature Vision Operating, Inc and M&I Business Credit, LLC (previously filed as Exhibit 10.6 to the Registrant’s Report on Form 8-K dated November 8, 2007).

10.24
Trademark Security Agreement, dated November 8, 2007, among Nature Vision, Inc. Nature Vision Operating, Inc. and M&I Business Credit, LLC (previously filed as Exhibit 10.7 to the Registrant’s Report on Form 8-K dated November 8, 2007).

10.25
Debt Subordination Agreement, dated November 8, 2007, among Nature Vision, Inc., Richard Kiphart and M&I Business Credit, LLC (previously filed as Exhibit 10.8 to the Registrant’s Report on Form 8-K dated November 8, 2007).

10.26
Support Agreement, dated November 8, 2007, among Jeffrey P. Zernov, Nature Vision, Inc. and M&I Business Credit, LLC (previously filed as Exhibit 10.9 to the Registrant’s Report on Form 8-K dated November 8, 2007).

10.27
Asset Purchase Agreement, dated September 20, 2007, among Nature Vision, Inc., Cass Creek International, LLC, Gary R. Lynn, John T. Bergstue and James G. Streib (previously filed as Exhibit 10.5 to the Registrant’s Report on Form 8-K dated September 19, 2007).

10.28
Promissory Note, dated September 20, 2007, in the principal amount of $500,000 executed by Nature Vision, Inc. in favor of Cass Creek International, LLC (previously filed as Exhibit 10.6 to the Registrant’s Report on Form 8-K dated September 19, 2007).

10.29
Noncompetition Agreement, dated September 20, 2007, among Nature Vision, Inc., Cass Creek International, LLC, Gary R. Lynn, John T. Bergstue, Todd E. Hallquist and James G. Streib (previously filed as Exhibit 10.8 to the Registrant’s Report on Form 8-K dated September 19, 2007).

10.30
Inventions Royalty Agreement, dated September 20, 2007, among Nature Vision, Inc., Gary R. Lynn, John T. Bergstue, James G. Streib, Todd E. Hallquist and Jabez Development, LLC (previously filed as Exhibit 10.9 to the Registrant’s Report on Form 8-K dated September 19, 2007).

10.31
Demand Promissory Note, dated October 19, 2007, in the principal amount of $1,000,000 executed by Nature Vision, Inc. in favor of Richard Kiphart (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated October 19, 2007).

10.32
Warrant for the Purchase of Shares of Common Stock of Nature Vision, Inc., dated October 19, 2007, issued to Richard Kiphart (previously filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K dated October 19, 2007).

10.33	Employment Letter, dated November 26, 2007, between Nature Vision, Inc. and David M. Kolkind (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated November 19, 2007).

10.34
Proprietary Information and Inventions Agreement, dated November 26, 2007, between Nature Vision, Inc. and David Kolkind (previously filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K dated November 19, 2007).

10.35
Summary of compensation arrangements for Chief Executive Officer and non-employee members of the board of directors (previously disclosed in the Registrant’s Report on Form 8-K dated December 12, 2007).

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
Brainerd, Minnesota

We have audited the accompanying consolidated balance sheets of Nature Vision, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature Vision, Inc. as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 11, 2008

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$131,487	$2,344
Accounts Receivable, net	2,774,618	2,664,246
Current Portion of Note Receivable	-	100,000
Inventories, net	4,769,648	4,466,189
Current Portion of Prepaid Expenses	229,594	390,608
Current Assets Sold Relating to Discontinued Operations	-	84,855
Current Assets Retained Relating to Discontinued Operations	343,413	4,066,480
Total Current Assets	8,248,760	11,774,722

PROPERTY AND EQUIPMENT, NET	1,555,052	1,637,569

NON-CURRENT ASSETS
Building and Land Held for Sale, Net	701,719	643,263
Other Assets Sold Relating to Discontinued Operations	-	186,701
Cash Surrender Value of Life Insurance	-	148,310
Note Receivable, net of Current Portion	-	200,000
Prepaid Expenses, net of Current Portion	47,468	61,040
Deferred Income Taxes	1,022,546	1,022,546
Goodwill	666,373	-
Intangibles - net	1,056,746	72,073
Total Non-Current Assets	3,494,852	2,333,933

TOTAL ASSETS	$13,298,664	$15,746,224

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks Issued in Excess of Cash in Bank	$-	$71,394
Current Portion of Long-Term Debt	2,133,333	-
Note Payable – Related Party	979,159	-
Current Portion of Deferred Retirement Benefits	74,657	72,795
Line of Credit, Bank	2,537,835	3,900,000
Accounts Payable	558,040	632,398
Accrued Payroll and Payroll Taxes	166,758	175,582
Accrued Expenses	710,654	840,005
Income Taxes Payable	-	5,000
Current Liabilities Sold Relating to Discontinued Operations	-	46,678
Current Liabilities Retained Relating to Discontinued Operations	25,952	1,872,901
Total Current Liabilities	7,186,388	7,616,753

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	466,667	-
Deferred Retirement Benefits, Net of Current Portion	483,214	557,871
Total Non-Current Liabilities	949,881	557,871

Total Liabilities	8,136,269	8,174,624

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at December 31, 2007 were 2,312,583 and December 31, 2006 were 2,225,377	370,013	356,062
Additional Paid-In Capital	7,005,553	6,789,287
Retained Earnings (Accumulated Deficit)	(2,213,171)	426,251
Total Stockholders’ Equity	5,162,395	7,571,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,298,664	$15,746,224

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

	2007	2006

SALES, NET	$9,607,686	$8,993,993

COST OF GOOD SOLD	7,833,215	7,057,603

GROSS PROFIT	1,774,471	1,936,390

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,030,040	4,068,385

LOSS FROM OPERATIONS	(2,255,569)	(2,131,995)

OTHER INCOME (EXPENSE)
Interest Expense	(466,757)	(375,072)
Interest Income	15,301	-
Other Income (Expense)	(28,310)	(95,847)

Net Other Expenses	(479,766)	(470,919)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,735,335)	(2,602,914)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)	-	(1,021,000)

LOSS FROM CONTINUING OPERATIONS	(2,735,335)	(1,581,914)

GAIN FROM DISCONTINUED OPERATIONS, NET OF TAX OF $0 AND $334,000	95,913	500,844

NET LOSS	$(2,639,422)	$(1,081,070)

Loss from Continuing Operations per Common Share
Basic	$(1.20)	$(0.71)
Diluted	$(1.20)	$(0.71)

Income from Discontinued Operations per Common Share
Basic	$0.05	$0.22
Diluted	$0.05	$0.22

Loss per Common Share
Basic	$(1.15)	$(0.49)
Diluted	$(1.15)	$(0.49)

Weighted Average Common Shares
Basic	2,287,757	2,215,021
Diluted	2,287,757	2,215,021

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007 and 2006

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2005	2,178,877	$348,620	$6,436,409	$1,507,321	$8,292,350

Exercise of common stock options	46,500	7,442	293,878	—	301,320

Tax benefit of common stock option exercises	—	—	59,000	—	59,000

Net loss	—	—	—	(1,081,070)	(1,081,070)

Balance, December 31, 2006	2,225,377	356,062	6,789,287	426,251	7,571,600

Exercise of common stock options	87,206	13,951	63,662	—	77,613

Stock options issued in lieu of cash for debt guarantee	—	—	50,256	—	50,256

Warrants issued in connection with note payable – related party	—	—	102,010	—	102,010

Stock based compensation expense	—	—	338	—	338

Net loss	—	—	—	(2,639,422)	(2,639,422)

Balance, December 31, 2007	2,312,583	$370,013	$7,005,553	$(2,213,171)	$5,162,395

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,639,422)	$(1,081,070)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	501,742	435,737
Loss (gain) on disposal of property and equipment	(163,689)	14,412
Gain on sale of discontinued operations	(236,965)	(276,169)
Benefit from deferred income taxes	-	(692,000)
Stock based compensation	338	-
Amortization of original issue discount	81,169	-
Change in deferred retirement benefits	-	(16,311)
Change in contract payable	-	511,800
Changes in operating assets and liabilities
Accounts receivable	198,178	(797,133)
Inventories, net	880,037	(315,356)
Prepaid expenses	297,538	(163,810)
Other non-current assets	-	(12,612)
Accounts payable	(435,058)	143,749
Income taxes payable	(5,000)	3,000
Accrued payroll and payroll taxes	(53,689)	(181,080)
Accrued expenses	(198,330)	187,654
Payments on deferred retirement benefits	(72,795)	(76,148)
Net Cash Flows from Operating Activities	(1,845,946)	(2,315,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(268,824)	(719,711)
Purchase of Cass Creek assets, net of cash received and promissory note	(2,105,860)	-
Purchase of Fish Hawk assets, net of promissory note	(208,310)	-
Purchase of Vector Teknologies assets	-	(384,074)
Proceeds from cash value on terminated life insurance policies	148,310	-
Proceeds from sale of property and equipment	163,689	30,905
Proceeds from sale of building and land held for sale	-	643,640
Proceeds from sale of discontinued operations	475,106	2,003,418
Payments received on note receivable	300,000	-
Net proceeds from sale of working capital associated with discontinued operations	2,602,685	-
Purchases of intangibles	(13,530)	(16,574)
Net Cash Flows from Investing Activities	1,093,266	1,557,604

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in checks issued in excess of cash in bank	(71,394)	(306,158)
Net advances from (payments on) line of credit, bank	(1,362,165)	1,670,000
Proceeds from long-term debt	2,000,000	-
Proceeds from note payable – related party and warrants	1,000,000	-
Principal payments on long-term debt	-	(442,665)
Payments on contract payable	(762,231)	(462,420)
Cash received on exercise of options	77,613	301,320
Net Cash Flows from Financing Activities	881,823	760,077

Net Change in Cash and Cash Equivalents	129,143	2,344

CASH AND CASH EQUIVALENTS - January 1, 2007 and 2006	2,344	-

CASH AND CASH EQUIVALENTS - December 31, 2007 and 2006	$131,487	$2,344

See accompanying notes to consolidated financial statements

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Nature Vision, Inc. (the Company or we) is an outdoor recreation products Company.  The Company designs and markets primarily outdoor recreation products for the sport fishing and sport hunting markets.  The Company grants unsecured credit to its customers which are primarily dealers and consumers located throughout the United States and Canada.  The Company contracts with outside organizations for the manufacture and sale of its products.  The geographic market in which the Company competes consists of the entire United States and Canada and, to a lesser extent some foreign countries.

On October 20, 2006, Nature Vision, Inc. sold the Norman product line (Norman) of its Photo Control division and renamed the division the Vaddio Division.  On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio).  The Norman and Vaddio divisions designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and sold products used in the video conferencing and presentation industry. The Company began discussions and efforts to sell Norman and Vaddio in the third and fourth quarter of 2006, respectively. See Note 15 for additional information related to the sale of the Norman and Vaddio operations, respectively.  The assets and liabilities of Vaddio at December 31, 2007 and 2006 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company did not have any significant involvement in the operations after the sale. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s outdoor recreation products.  As a result of the sale of the Vaddio and Norman divisions, the Company has only one segment.

LIQUIDITY

We incurred a net loss for the years ended December 31, 2007 and 2006 of approximately $2.6 million and $1.1 million, respectively.  In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels.  In addition, we believe that other sources of liquidity are available which may include the expansion of our credit facility.  However, there is no assurance that these other sources of liquidity will be available or on terms acceptable to the Company.  Management plans to retain the funds received associated with the related party note on a short-term basis while the 2008 business plan matures.

Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements for at least the next 12 months. In addition, the Company has entered into a contract to sell its facility located in New Hope, MN (see Note 18).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are generally due 30 days after invoice date. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $15,000 at both December 31, 2007 and 2006.

INVENTORIES

Inventories consist of raw materials and finished goods and are valued at lower of cost using the first-in, first-out (FIFO) method or market. Market represents estimated realizable value in the case of finished goods and replacement or reproduction cost in the case of other inventories. Because of changing technology and market demand, inventory is subject to obsolescence. Management periodically reviews all inventories to determine if any obsolete, discontinued or slow moving items are in inventory. Based on this review, inventory is disposed of or an allowance for obsolescence established to cover any future disposals. Such estimates are sometimes difficult to make and it is possible significant changes may be required to inventory reserves.

IMPAIRMENT OF LONG-LIVED ASSETS

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique.  Net intangible assets and long-lived assets amounted to $3.3 million as of December 31, 2007.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them.  We use historical financial information, internal plans, and projections and industry information in making such estimates.

We did not recognize any impairment charges for our long-lived assets, including intangible assets during the years ended December 31, 2007 and 2006.  While we currently believe the expected cash flows from these long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses.  In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge.  Such impairment would adversely affect our earnings.

DEPRECIATION

Property and equipment are recorded at cost. Depreciation for leasehold improvements is provided for using the straight-line method over the shorter of the lease term or useful life.  Depreciation for property and equipment is provided for using the straight-line method over useful lives ranging from three to seven years. Improvements are capitalized while maintenance and repairs are expensed when incurred.

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

These assets met the requirements of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sales and the Company did not have any significant involvement in the operations after the sales. The results of the Norman and Vaddio product lines are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled "Assets/Liabilities sold relating to discontinued operations" and “Assets/Liabilities retained relating to discontinued operations”. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 15).

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

In November 2006, management signed an agreement and began marketing for sale the building and land located in Minneapolis, Minnesota. Accordingly, we have reflected the carrying value of the building as held for sale as of December 31, 2007 and December 31, 2006. As a result, we have discontinued recording depreciation on the building in the fourth quarter of the year ended December 31, 2006.  On March 11, 2008, the Company entered into a purchase agreement to sell the building for net proceeds of approximately $2,300,000 (see Note 18).

GOODWILL AND INTANGIBLE ASSETS

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis.  The balance of goodwill related to the Cass Creek International, LLC (Cass Creek) and Fish Hawk Electronics (Fish Hawk) acquisitions (Note 2) and which combined totaled $666,373 at December 31, 2007.

Other intangible assets consisted primarily of patents and identifiable intangible assets including customer lists, other intellectual property and non-compete agreements, which are being amortized using the straight-line method over their estimated useful lives ranging from three to fifteen years.

The long-term portion of prepaid expenses consists of deferred financing costs of $47,468 at December 31, 2007.

REVENUE RECOGNITION

The Company recognizes revenue on the date products are shipped to customers and does not sell products with the guaranteed right of return.  The Company maintains a warranty on new products up to one year from the date of retail purchase and therefore permits returns for defective product within the first few months of purchase and repairs products up through the end of the warranty period. Estimated reserves for sales / warranty returns are established by management based on historical experience and are subject to ongoing review and adjustment by the Company. Sales are reported net of the provision for actual and estimated future returns in the accompanying consolidated statements of operations. Revenues are reported net of discounts and allowances. The Company’s revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added, and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The Company adopted EITF 06-3 during the year ended December 31, 2007, and it did not have any impact on our results of operations or financial condition.  The Company's policy is to present taxes imposed on revenue-producing transactions on a net basis.

SHIPPING AND HANDLING COSTS

Shipping and handling costs charged to customers are included in sales and shipping and handling costs incurred by the Company have been included in cost of goods sold.

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to continuing operations was $300,000 and $175,000 at December 31, 2007 and December 31, 2006, respectively. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate. The following table provides the activity through the returns and warranty accounts as recorded and charged against the reserve relating to continuing operations for the years ended December 31, 2007 and 2006.

	2007	2006

Accrued balance - beginning	$175,000	$175,000
Provision	1,345,000	899,000
Claims incurred	(1,220,000)	(899,000)

Accrued balance - ending	$300,000	$175,000

PREPAID EXPENSES

Prepaid expenses consist of purchased advertising time on television programs, advertising space in outdoor publications and catalogs for the Company’s products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Prepaid advertising expenses were $129,230 and $306,491 at December 31, 2007 and December 31, 2006, respectively. Advertising expensed relating to the continuing operations was $1,105,586 and $995,197 for the years ended December 31, 2007 and 2006, respectively. Advertising expensed relating to the discontinued operation was $21,733 and $409,426 for the years ended December 31, 2007 and 2006, respectively.

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense relating to the continuing operations was $158,063 and $166,320 for years ended December 31, 2007 and 2006, respectively. Research and development expense relating to the discontinued operation was $2,012 and $172,087 for the years ended December 31, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized during the years ended December 31, 2007 and 2006 includes compensation cost for all options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the years ended December 31, 2007 and 2006.

The following assumptions were used to calculate the value of the options granted during the year ended December 31, 2007: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to 5-6 years, and volatility of 73%. There were no stock grants for the years ended December 31, 2006. Therefore, there were no assumptions used in calculating the fair value of the options grants using the Black-Scholes option pricing model.

The following are the assumptions used for the Black-Scholes model:

•	The Company calculates expected volatility for stock options and awards using historical volatility.
•	The Company used 0% as a forfeiture rate and the Company does not consider forfeitures to be material.
•	The Company has not, and does not intend to, issue dividends; therefore, the dividend yield assumption is 0%.
•
The expected term of options is based on the simplified method as allowed under Staff Accounting Bulletins (SAB) No’s. 107 and 110 issued by the SEC.  The simplified method assumes the option will be exercised midway between the vesting date and the contractual term of the option.  The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by SAB No. 107.

•	The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  As of December 31, 2007, there was $11,822 of total unrecognized compensation costs related to the outstanding options, which is expected to be recognized over a period of 35 months.

The weighted average fair value of stock options granted on the date of grant during the year ended December 31, 2007 was $1.22, excluding options to the CEO relating to debt guarantees (see Note 2).

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the years ended December 31, 2007 and 2006. Anti-dilutive options and warrants were 209,450 and 190,458 at December 31, 2007 and December 31, 2006, respectively.

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

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company reclassified $400,000 of deferred tax liabilities to unrecognized tax benefits with no impact to previously recorded retained earnings.   The amount of the unrecognized tax benefits adjusted the net operating loss carryforward for federal purposes by approximately $1,000,000.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The Company has no material amount of accrued liabilities for interest or penalties recorded related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of recognized provision is as follows:

Amount
Balance at January 1, 2007	$400,000
Additions for tax positions of prior years	20,000
Reduction for tax positions of prior years	—
Settlements with taxing authorities	—
Balance at December 31, 2007	$420,000

The federal and state tax returns are open to examination for the years 2004-2007.

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

 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe that the adoption of SFAS 160 will have a material effect on the results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and 3) determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  The impact upon the adoption of SFAS 141 (Revised 2007) will have a material effect on our results of operations or financial position for any potential future acquisitions in 2009.

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

NOTE 2 – ACQUISITIONS

Cass Creek Acquisition

On September 20, 2007, Nature Vision closed on the acquisition of substantially all of the assets of Cass Creek, a manufacturer and distributor of electronic game calling devices, pursuant to the terms of an Asset Purchase Agreement.  The transaction involved the acquisition of equipment, inventories, intellectual property, books and records, permits, licenses, accounts receivable, cash, goodwill, general intangibles and certain other assets of Cass Creek for a total purchase price of approximately $2,600,000. The purchase price was paid as follows: (i) $1,560,000 cash was paid at closing, (ii) $386,000 by the assumption of an existing line of credit for Cass Creek that was paid off, by the Company upon closing, and (iii) $500,000 by a five year unsecured promissory note payable in annual installments of $100,000 of principal plus interest accrued at 8% per annum.  In connection with the acquisition, the Company incurred transaction costs of $167,036. The assets acquired and liabilities assumed in the acquisition are based on their value estimates at the date of acquisition.  The assets and liabilities were recorded at fair value pursuant to SFAS No. 141.  The purchase provides the Company with an expanded hunting platform and is intended to smooth the seasonal sales cycle.  The goodwill is deductible for tax purposes over 15 years.

In order to fund the acquisition, the Company borrowed $2,000,000 from M&I Business Credit, LLC (“M&I”) under the terms of a Demand Term Note dated September 19, 2007 in the principal amount of $2,000,000. The amount borrowed was payable upon demand and bore interest at an annual rate of .75% per annum above the prime rate of interest publicly announced by M&I Bank. If not sooner demanded, principal on the Demand Term Note was due and payable in equal consecutive monthly installments of $16,677 commencing on November 1, 2007 and continuing until April 1, 2008. In any event, all principal and accrued interest on the Demand Term Note is due and payable in full upon demand but not later than April 1, 2008.  See Note 8.

In connection with the financing of the Cass Creek acquisition, on September 20, 2007, the Company granted a non-qualified stock option for the purchase of 33,000 shares of its common stock at an exercise price of $2.10 per share to the Company’s Chief Executive Officer, in consideration of his personal guarantee of the payment of the demand term note (Note 8) and the promissory note payable (Note 8).  The fair value of the options granted (associated with debt guarantee) was calculated at $50,256 using the Black-Scholes model and are included in long-term prepaid expenses on the balance sheet and will be amortized over the life of the guarantee. The following assumptions were used to calculate the value of the options: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to 6 years, and volatility of 81%.

The purchase price allocation for Cass Creek is as follows:

Cash	$7,176
Accounts receivable	123,154
Inventories	815,657
Prepaid expenses	60,007
Property and equipment	100,000
Intangibles **	880,000
Goodwill	627,042
Total purchase price	2,613,036
Less – Cash acquired	(7,176)
Less – Promissory note	(500,000)
Net cash expended at the time of acquisition	$2,105,860

** Intangibles consist of $260,000 related to intellectual property, useful life of 5 years, $100,000 related to non-compete, useful life of 5 years, and $520,000 related to customer lists, useful life of 5 years.

Fish Hawk Acquisition

On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation, for $323,310.  The amount of $100,000 was paid at closing, $68,979 was due and paid in October 2007, and $100,000 is payable pursuant to a three year promissory note in addition, the Company incurred transaction costs of $54,331 connection with the acquisition. The note bears interest at 8% and requires annual principal payments of $33,333 plus interest at 8% through July 2010.  The purchase provides the Company with downrigger display technology that compliments its Vector line of downrigger trolling products.  In Connection with this transaction, the Company expensed in process research and development of $15,000 during the year ended December 31, 2007.  The goodwill is deductible for tax purposes over 15 years. The pro forma results of operations for Fish Hawk Electronics Corporation are not included as of January 1, 2006 as they were not considered material.

The purchase price allocation for Fish Hawk is as follows:

Inventory	$68,979
Property and equipment	30,000
Intangibles *	170,000
In process research and development (included in selling, general, and administrative expenses )	15,000
Goodwill	39,331

Total purchase price	$323,310
Less – Promissory note	(100,000)
Net cash expended at the time of acquisition	$223,310

* Intangibles consist of $100,000 related to trademarks, useful life of 5 years, $50,000 related to non-compete, useful life of 5 years and $20,000 related to customer lists, useful life of 5 years.

Vector Acquisition

On February 28, 2006, the Company purchased substantially all the assets of Vector Teknologies, LLC for $384,074 in cash. The Company also entered into a royalty agreement for sales of the purchased products until December 31, 2009. The royalty agreement is not anticipated to be material. The purchase provides the Company with a new line of products, downriggers for controlled depth fishing, for the outdoor recreation division, Nature Vision. The product line will also provide a platform for additional product innovation. The acquisition was financed with the existing line of credit. The pro forma results of operations as if the Vector Teknologies, LLC purchase occurred on January 1, 2006 are not material.

The results of Cass Creek and Fish Hawk have been included in the consolidated financial statements since the date of the acquisitions.  The following un-audited pro forma condensed results of operations for the years ended December 31, 2007 and 2006 give effect to the acquisition of Cass Creek as if such transaction had occurred on January 1, 2006.  The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transaction in fact had occurred at such date or to project the Company's results of future operations.

For the years ended December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	As reported	Pro forma	As reported	Pro forma
Net sales	$9,607,686	$11,022,517	$8,993,993	$11,424,929
Loss from continuing operations	(2,735,335)	(2,305,533)	(1,581,914)	(1,333,896)
Gain from discontinued operations	95,913	95,913	500,844	500,844
Net loss	$(2,639,422)	$(2,209,620)	$(1,081,070)	$(833,052)
Loss per common share:
Basic	$(1.15)	$(.97)	$(.49)	$(.38)
Diluted	$(1.15)	$(.97)	$(.49)	$(.38)

Information regarding goodwill is summarized below:

Goodwill December 31, 2006	$-

Goodwill – Fish Hawk acquisition	39,331
Goodwill – Cass Creek acquisition	627,042

Goodwill, December 31, 2007	$666,373

NOTE 3 - INVENTORIES

Inventories consisted of the following at:

	December 31, 2007	December 31, 2006

Raw Materials	$1,953,000	$2,611,257
Finished Goods	3,011,510	2,009,932

Total	4,964,510	4,621,189
Less: Valuation Allowance	(194,862)	(155,000)

Inventories, net	$4,769,648	$4,466,189

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2007	December 31, 2006

Tooling	$1,268,868	$1,669,071
Office furniture and equipment	459,586	528,383
Warehouse equipment	305,724	293,834
Vehicles	20,279	20,279
Leasehold improvements	256,750	199,257
Construction in progress	106,717	44,620

Total	2,417,924	2,755,444
Less: Accumulated depreciation	(862,872)	(1,117,875)

Net	$1,555,052	$1,637,569

Depreciation expense relating to continuing operations of $422,885 and $313,671 was recorded for the years ended December 31, 2007 and 2006, respectively. Depreciation expense related to discontinued operations of $0 and $75,589 was recorded for the years ended December 31, 2007 and 2006, respectively.

NOTE 5 - INTANGIBLES

Schedule of Intangible Assets at December 31:

	2007

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2007

Intangible assets subject to amortization:
Trademarks	$109,234	$13,873	$95,361
Patents	59,865	38,332	21,533
Non-compete	206,420	28,080	178,340
Customer lists	540,000	27,333	512,667
Intellectual property	260,000	13,000	247,000
Other	2,000	155	1,845

Totals	$1,177,519	$120,773	$1,056,746

	2006

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2006

Intangible assets subject to amortization:
Trademarks	$9,234	$6,456	$2,778
Patents	46,335	26,976	19,359
Non-compete	56,420	8,462	47,958
Other	2,000	22	1,978

Totals	$113,989	$41,916	$72,073

Future estimated amortization for the next five years and thereafter ending after December 31, 2007 are as follows:

Amount
Year ending December 31:
2008	$232,680
2009	230,284
2010	224,831
2011	212,976
2012	154,798
Thereafter	1,177
Total	$1,056,746

Amortization expense was $78,857 and $22,412 relating to continuing operations for the years ended December 31, 2007 and 2006, respectively, and $0 and $24,065 relating to discontinued operations for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 – RELATED PARTY NOTE PAYABLE AND WARRANTS

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is unsecured and bears an interest rate of 15% (55.8% effective rate including fair value of warrants amortized over a three month term). Interest is payable on the first day of each month commencing on December 1, 2007. The entire principal and accrued interest is payable upon demand anytime after January 19, 2008. In connection with the loan, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.21. The warrants are exercisable from October 19, 2007 through October 19, 2009. The fair value of the warrants was calculated at $102,010 using the Black Scholes model. The following assumptions were used to calculate to value of the warrants: dividend yield of 0%, risk free interest of 5% expected life to two years, and volatility of 81%. The resulting original issue discount, the fair value of the warrants, is being amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $81,169 for the year ended December 31, 2007 and is included in interest expense.  The note payable is subordinate to the bank notes (see Notes 7 and 8).

NOTE 7 - LINE OF CREDIT, BANK

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank up to a maximum amount of $6,000,000.  This line of credit was used to pay off its existing line of credit with First National Bank of Deerwood. The Demand Term Note with M&I Bank (Note 8) was incorporated into this facility.  Interest is payable monthly at prime plus .75% (8.00% at December 31, 2007).  The line of credit is collateralized by accounts receivable, inventories, property and equipment, and other assets of the Company. The line of credit facility is considered a demand type loan and henceforth does not have a maturity date.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain parameters outlined by the bank.  The agreement requires and the Company is in compliance with the following affirmative covenants as of December 31, 2007, minimum net worth (including subordinated debt) of $6,000,000, and minimum tangible net worth of $2,800,000.   Minimum stockholders' equity annual increases will be $100,000 year over year during the duration of the agreement.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories.  In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis.  The weighted average interest rate on all lines of credit excluding fees for the years ended December 31, 2007 and 2006 was 8.92% and 8.69%, respectively.  The balance outstanding on the line of credit was $2,537,835 and $3,900,000 (First National Bank of Deerwood at December 31, 2006) at December 31, 2007 and 2006 respectively.

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following at:

	December 31, 2007	December 31, 2006

Unsecured Promissory Note – Cass Creek – annual installments of $100,000 plus interest at 8% from September 2008 through September 2012, guaranteed by the CEO of the Company	$500,000	$-

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 from July 2008 through July 2010	100,000	-

Demand Term Note – M&I Business Credit, LLC - monthly installments of $16,667 starting November 2007 plus interest at a variable rate of .75% over the prime rate (8.0% at December 31, 2007) with a final payment due April 1, 2008, secured by the property located in New Hope, MN and a second lien on substantially all of the Company’s assets including its inventory, accounts, equipment, fixtures, investment property, and general intangibles	2,000,000	-

Totals	2,600,000	-
Less: Current portion	2,133,333	-

Net Long-term Debt	$466,667	$-

Future maturities of long-term debt for years ending after December 31, 2007 are as follows:

Total
Year ending December 31:
2008	$2,133,333
2009	133,333
2010	133,334
2011	100,000
2012	100,000

Total Long-Term Debt	$2,600,000

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has a Stock Option Plan, (the Plan), which provides for granting of incentive and non-statutory stock options to employees and others. The aggregate of 169,950 shares of the Company’s common stock may be granted at exercise prices not less than fair market value at the date of grant. The Compensation Committee from the Board of Directors administers the Plan. In general, options vest immediately and up to 4.5 years, and expire 5 years from the date of grant.

Information regarding stock options is summarized below:

	Number of Options	Weighted Average Option Exercise

Options Outstanding, December 31, 2005	241,458	$3.95
Granted	-	-
Expired	(4,500)	6.88
Exercised	(46,500)	6.48

Options Outstanding, December 31, 2006	190,458	3.26
Granted	43,000	2.13
Expired	(36,802)	4.95
Exercised	(87,206)	.89

Options Outstanding, December 31, 2007	109,450	$4.13

The weighted average contractual life of options outstanding at December 31, 2007 and 2006 was 3.29 and 2.53 years, respectively.

Following is a schedule of options outstanding and exercisable at December 31, 2007:

Options Outstanding

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life	Wgt-Ave Exercise Price	Number Exercise Exercisable	Wgt-Ave Exercise Prices
$2.10	33,000	5.72	$2.10	33,000	$2.10
$2.21	10,000	4.91	-	-	-
$5.43	66,450	1.84	5.43	66,450	5.43

$2.10-5.43	109,450	3.29	$4.33	99,450	$4.33

The intrinsic value of the options outstanding and exercisable at December 31, 2007 and 2006 was $0 and $468,527, respectively. The intrinsic value of the options exercised during the years ended December 31, 2007 and 2006 was $242,433 and $147,735, respectively.

NOTE 10 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the years ended December 31:

	2007	2006

Current	$-	$5,000
Deferred	-	(1,026,000)

Total Provision for (Benefit from) Income Taxes	$-	$(1,021,000)

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows:

	2007		2006

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(3.3)		(2.8)
Permanent differences and other including surtax exemption	0.1		(2.4)
Valuation allowance	37.2		(0.0)

Effective Tax Rate	-%		(39.2	) %

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31:

	2007	2006

Deferred Tax Assets
Net operating loss carryforwards	$1,953,000	$1,113,000
Contract payable	-	282,000
Deferred compensation	209,000	233,000
Returns allowance	112,000	71,000
Inventory reserve	73,000	63,000
Bad debt reserve	6,000	6,000
Other allowances	45,000	72,800

Total	2,398,000	1,840,800
Less valuation allowances	(1,280,454)	(275,254)

Deferred Tax Asset	$1,117,546	$1,565,546

Deferred Tax Liabilities
Depreciation & amortization	$(95,000)	$(543,000)

Net long-term deferred tax asset	$1,022,546	$1,022,546

The change in the valuation allowance was $1,005,200 and $0 for the years ended December 31, 2007 and 2006, respectively.  The principal reason for the change in the valuation allowance for the year ended December 31, 2007 was due to the Company recording a 100% valuation allowance related to the deferred tax asset for the loss before income taxes for the year ended December 31, 2007.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical taxable income including available net operating loss carryforwards to offset taxable income, and projected future taxable income in making this assessment.

The Company has federal and state net operating losses of approximately $5,200,000 and $2,650,000, respectively, which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

NOTE 11 - CONTRACT PAYABLE - VADDIO

The Company had employment agreements with 3 employees.  The agreements, which expired on December 31, 2006, provided for an annual base salary and bonus payments under each employment agreement, equal to 3.4% to each employee of annual sales of Vaddio products (net of allowances for returns and billing errors) in excess of $1,600,000 and $2,000,000 in 2005 and 2006, respectively.  The employees have agreed, during their employment and for a period of three years thereafter, not to compete with the Company in any business that the Company is conducting on the date of termination, nor will they solicit employees, customers and suppliers of the Company or accept employment or provide services to the Company’s customers during this three-year time period.  Contract payments of $762,231 and $462,420 were paid during the years ended December 31, 2007 and 2006, respectively.  The amount owed related to the contract payable was $0 and $762,231 at December 31, 2007 and 2006, respectively, and is included in current liabilities retained relating to discontinued operations.

NOTE 12 - DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs were recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $557,871 and $630,666 at December 31, 2007 and December 31, 2006, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company has entered into an employment agreement with the President and Chief Executive Officer. Upon termination of employment the agreement provides for a non-compete period of 5 years. In exchange for the non-compete, the Company is obligated to pay the employee at his base rate for a period of up to 2 years.

Lease Commitment

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and expires August 31, 2016. The monthly base rent increases from $11,718 to $17,800 over the term of the lease. In addition, the Company is contractually obligated to pay for costs relating to a sprinkler system.  The sprinkler system improvement is being added in 2008.  The monthly rent increase cannot be determined at this time and therefore has not been reflected in the minimum lease payments noted below.  The final improvement cost and final negotiations with the landlord are yet to be determined.  The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses. Rent expense, including operating expenses, was $171,709 and $148,158 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments are as follows for the years ending December 31:

2008	$150,113
2009	157,233
2010	164,353
2011	172,067
2012	180,967
Thereafter	742,300

Total	$1,567,033

NOTE 14 - CONCENTRATIONS

Major Customers

The Company derived more than 10% of its revenues from the following unaffiliated customers and had receivable balances from those customers in the following amounts:

	2007		2006
	Sales	Receivables	Sales	Receivables
Customer A	$1,714,757	$579,127	$1,970,130	$445,923
Customer B	1,568,609	321,934	1,363,882	429,095
Customer C	1,230,587	246,686	1,077,236	461,742

In addition, the company had accounts receivable from another customer of $359,998 at December 31, 2007.

Major Suppliers

Purchases for the year ended December 31, 2007 and 2006 include purchases from an offshore manufacturer of outdoor recreation products that individually accounted for 46% and 61%, respectively, of the materials and supplies used by the Company in its continuing operations.  A second offshore manufacturer of outdoor recreation products accounted for 12% of the materials and supplies used by the Company in its continuing operations during the year ended December 31, 2007.  Management believes minimal risk is present under these offshore manufacturing arrangements due to other suppliers being readily available.

Foreign Sales

Included in the consolidated statements of operations are foreign sales related to continuing operations of $2,555,842 and $1,123,184 for the years ended December 31, 2007 and 2006, respectively.

Foreign Inventory

Included in the consolidated balance sheets are international inventories related to continuing operations of $196,154 and $204,098 at December 31, 2007 and December 31, 2006, respectively.  Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision products.

NOTE 15 - DISCONTINUED OPERATIONS

Norman photography product line sale

The sale of Nature Vision’s Norman photography product line to Promark International, Inc. was completed on October 20, 2006 pursuant to the terms of an Asset Purchase Agreement. The transaction involved the sale of inventory, equipment and certain other assets relating to Nature Vision’s Norman photography product line for a total purchase price of approximately $2,400,000, of which $300,000 is payable pursuant to the terms of a three-year note. The note bears interest at prime plus 1% and was unsecured. The note required quarterly principal payments of $25,000 plus interest.  The remaining balance of the note was paid off during the year ended December 31, 2007.  This product line has been classified as discontinued operations.

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

As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad over the next 12 months at a book value estimated to be $2,031,359.  Under the terms of the Consignment Sale Agreement, New Vad will purchase, at the Company’s cost, the consigned inventory from Nature Vision as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory will be purchased.  The Company has sold $1,732,945 of inventory to New Vad through December 31, 2007.  There is $44,999 included in current assets relating to discontinued operations that is due from New Vad as part of inventory sold during the year ended December 31, 2007.  The remaining inventory to be purchased by New Vad was $298,414 at December 31, 2007.

In addition, the parties entered into a Collection Agreement, under which New Vad collected and transmitted to Nature Vision payments made by customers on Nature Vision’s accounts receivable for products or services sold or provided before the closing date. All amounts have been collected under this agreement at December 31, 2007.

The gain on the sale was calculated as follows:

Cash received	$710,694
2% royalty on net sales	48,474
Assumption of accrued paid time off	46,678

Subtotal	805,846
Less: Transaction costs	(310,014)

Net proceeds on sale	495,832
Less: Prepaid expenses	(72,166)
Less: Property and equipment carrying amount	(186,701)

Gain on disposition of assets	$236,965

The potential deferral proceeds of up to $750,000 will be recorded when earned and collection is deemed probable.  Deferred sale proceeds of $48,474 were recorded during the year ended December 31, 2007.

The following are condensed statements of operations of the discontinued operations (Vaddio and Norman) for the years ended December 31:

	2007	2006

Sales, Net	$736,802	$14,509,256
Cost of goods sold	710,152	9,352,023
Gross profit	26,650	5,157,233

Selling, general, and administrative	391,391	4,594,900
Income (loss) from operations	(364,741)	562,333

Other income (expense)	60,000	(3,658)
Gain on sale of equipment	163,689	-
Gain on sale of Vaddio product line	236,965	-
Gain (loss) on sale of Bookendz product line	-	23,019
Gain on sale of Norman product line	-	253,150

Income and gain from discontinued operations	95,913	834,844
Provision for income taxes	-	334,000

Gain from discontinued operations	$95,913	$500,844

Assets and liabilities as a result of discontinued operations (Vaddio and Norman) consisted of the following at December 31:

	2007	2006
Current assets sold relating to discontinued operations:
Prepaid expenses	$-	$84,855
Total	$-	$84,855

Other assets sold relating to discontinued operations:
Fixed assets, net	-	156,199
Intangibles, net	-	30,502
Total	$-	$186,701

Current liabilities assumed relating to discontinued operations:
Accrued vacation	$-	$46,678

Assets and liabilities retained relating to the discontinued operations (Vaddio and Norman) consisted of the following at December 31:
	2007	2006
Current assets retained relating to discontinued operations:
Accounts receivable	$44,999	$1,805,240
Inventory	298,414	2,261,240
Total	$343,413	$4,066,480

Current liabilities retained relating to discontinued operations:
Accounts payable	$-	$992,685
Accrued payroll and related expenses	-	80,012
Accrued transaction costs	25,952	-
Contract payable	-	762,231
Other current liabilities	-	37,973
Total	$25,952	$1,872,901

NOTE 16 - SUPPLEMENTAL CASH FLOWS

	2007	2006

Supplemental Cash Flow Disclosures
Cash paid for interest	$337,148	$366,611
Cash paid for income taxes	5,000	2,000

Noncash investing and financing activities
Note receivable recorded for sale of discontinued operations	$-	$300,000
Fair value of stock options issued in exchange for guarantee of debt	$50,256	-
Transaction costs related to sale of segment included in current liabilities retained related to discontinued operations	$25,952	-

Supplemental cash flow information regarding the Company’s acquisition of Cass Creek
Fair value of assets acquired	$2,613,036
Less liabilities assumed	-
Net assets acquired	2,613,036
Less note payable issued	(500,000)
Less cash acquired	(7,176)
Net	$2,105,860

Supplemental cash flow information regarding the Company’s acquisition of Fish Hawk
Fair value of assets acquired	$323,310
Less liabilities assumed	-
Net assets acquired	323,310
Less note payable issued	(100,000)
Less in process research and development expensed	(15,000)
Less cash acquired	-
Net	208,310

NOTE 17 - RETIREMENT PLAN

The Company has a 401(K) Employee Retirement Plan. Company contributions made to the Plan for the years ended December 31, 2007 and 2006 were $26,280 and $122,057, respectively.

NOTE 18 – SUBSEQUENT EVENTS

On January 21, 2008 the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement.  The Company incurred a nominal amount of transaction costs in connection with the acquisition. The purchase provides the Company with a proven fishing tackle product platform.  This acquisition was immaterial to the consolidated financial statements as a whole.

On March 11, 2008, the Company entered into a purchase agreement for the sale of its facility located in New Hope, Minnesota. Under the terms of the Agreement, the Buyer will purchase from the Company the real property, building, improvements and certain personal property for a purchase price of $2.4 million to be paid at closing.  The sale of the property is scheduled to close on or before April 15, 2008.  The closing will be subject to the completion of the Buyer’s due diligence and other customary conditions. The Company estimates it will realize a book gain of approximately $1.6 million and further anticipates any gain for tax purposes will be offset by net operating loss carry forwards.  The Company intends to use $1.9 million of the proceeds from the sale to pay off the mortgage loan with M&I Business Credit, LLC with the remainder used for general working capital purposes.  There is no assurance the sale will be completed under the terms of the purchase agreement or at all.