Form 10-Q
period 2008-03-31
NATURE VISION, INC.
filed 2008-05-13
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number :  0-7475
_____________________________

NATURE VISION, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Northern Pacific Road

Brainerd, MN  56401
(Address of principal executive offices)

(218) 825-0733
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of May 9, 2008, was 2,312,583.  The registrant has no other classes of securities outstanding.

NATURE VISION, INC.

Index

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	Unaudited
	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$-	$131,487
Accounts Receivable, net	778,467	2,774,618
Inventories, net	4,146,525	4,769,648
Current Portion of Prepaid Expenses	168,600	229,594
Current Assets Retained Relating to Discontinued Operations	82,914	343,413
Total Current Assets	5,176,506	8,248,760

PROPERTY AND EQUIPMENT, NET	1,758,181	1,555,052

NON-CURRENT ASSETS
Building and Land Held for Sale, Net	701,719	701,719
Prepaid Expenses, net of Current Portion	43,706	47,468
Deferred Income Taxes	1,022,546	1,022,546
Goodwill	666,373	666,373
Intangibles - net	1,223,487	1,056,746
Total Non-Current Assets	3,657,831	3,494,852

TOTAL ASSETS	$10,592,518	$13,298,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks Issued in Excess of Cash in Bank	$13,168	$-
Current Portion of Long-Term Debt	2,074,292	2,133,333
Note Payable – Related Party	1,000,000	979,159
Current Portion of Deferred Retirement Benefits	71,475	74,657
Line of Credit, Bank	786,373	2,537,835
Accounts Payable	303,661	558,040
Accrued Payroll and Payroll Taxes	179,978	166,758
Accrued Expenses	601,243	710,654
Current Liabilities Retained Relating to Discontinued Operations	-	25,952
Total Current Liabilities	5,030,190	7,186,388

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	522,267	466,667
Deferred Retirement Benefits, Net of Current Portion	468,355	483,214
Total Non-Current Liabilities	990,622	949,881

Total Liabilities	6,020,812	8,136,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding were 2,312,583 at March 31, 2008 and December 31, 2007	370,013	370,013
Additional Paid-In Capital	7,007,142	7,005,553
Accumulated Deficit	(2,805,449)	(2,213,171)
Total Stockholders’ Equity	4,571,706	5,162,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,592,518	$13,298,664

See accompanying notes to consolidated financial statements.

Index

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2008 and 2007

	2008	2007

SALES, NET	$2,367,065	$1,756,079

COST OF GOOD SOLD	1,718,483	1,447,114

GROSS PROFIT	648,582	308,965

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,116,887	965,717

LOSS FROM OPERATIONS	(468,305)	(656,752)

OTHER INCOME (EXPENSE)
Interest expense	(168,550)	(60,891)
Interest income	-	5,473

Net Other Expenses	(168,550)	(55,418)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(636,855)	(712,170)

PROVISION FOR INCOME TAX BENEFIT	-	(284,000)

LOSS FROM CONTINUING OPERATIONS	(636,855)	(428,170)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF $0 TAX PROVISION AND $14,000 TAX BENEFIT	44,577	(20,476)

NET LOSS	$(592,278)	$(448,646)

Loss from continuing operations per common share
Basic	$(0.28)	$(0.19)
Diluted	$(0.28)	$(0.19)

Income (loss) from discontinued operations per common share
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Net loss per common share
Basic	$(0.26)	$(0.20)
Diluted	$(0.26)	$(0.20)

Weighted average common shares
Basic	2,312,583	2,225,387
Diluted	2,312,583	2,225,387

See accompanying notes to consolidated financial statements.

Index

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(592,278)	$(448,646)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	168,864	117,465
Gain on sale of discontinued operations	(81,647)	(77,489)
Benefit from deferred income taxes	-	(298,000)
Stock based compensation	1,589	-
Amortization of original issue discount	20,841	-
Changes in operating assets and liabilities
Accounts receivable	1,996,151	1,862,533
Inventories, net	686,699	857,354
Prepaid expenses	64,756	26,029
Accounts payable	(254,379)	(753,664)
Income taxes payable	-	(5,000)
Accrued payroll and payroll taxes	13,220	(108,829)
Accrued expenses	(192,271)	(295,992)
Payments on deferred retirement benefits	(18,041)	(21,035)

Net Cash Flows from Operating Activities	1,813,504	854,726

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(91,059)	(89,224)
Purchase of assets associated with Castaic Softbait Brand	(340,641)	-
Proceeds from sale of discontinued operations, net	81,647	491,952
Payments received on note receivable	-	25,000
Net proceeds from sale of working capital associated with discontinued operations	234,547	1,333,500
Purchases of intangible assets	(6,000)	-

Net Cash Flows from (used in) Investing Activities	(121,506)	1,761,228

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks issued in excess of cash in bank	13,168	47,397
Net payments on line of credit, bank	(1,751,462)	(2,155,000)
Principal payments on long-term debt	(85,191)	-
Payments on contract payable	-	(510,695)

Net Cash Flows from (used in) Financing Activities	(1,823,485)	(2,618,298)

Net Change in Cash and Cash Equivalents	(131,487)	(2,344)

CASH AND CASH EQUIVALENTS - January 1, 2008 and 2007	131,487	2,344

CASH AND CASH EQUIVALENTS - March 31, 2008 and 2007	$-	$-

See accompanying notes to consolidated financial statements.

Index

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Unaudited)

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

On October 20, 2006, Nature Vision, Inc. sold the Norman product line (Norman) of its Photo Control division and renamed the division the Vaddio Division.  On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio).  The Norman and Vaddio divisions designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and sold products used in the video conferencing and presentation industry. The assets and liabilities of Vaddio at March 31, 2008 and December 31, 2007 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company did not have any significant involvement in the operations after the sale. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s outdoor recreation products.  As a result of the sale of the Vaddio and Norman divisions, the Company has only one segment.

LIQUIDITY

We incurred a net loss for the three months ended March 31, 2008 and 2007 of approximately $592,000 and $449,000, respectively.  In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels.  In addition, we believe that other sources of liquidity are available which may include the expansion of our credit facility.  However, there is no assurance that these other sources of liquidity will be available or on terms acceptable to the Company.   Management plans to retain the funds received associated with the related party note on a short-term basis while the 2008 business plan matures.

Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements for at least the next 12 months.

On April 7, 2008, the Company completed the sale of its facility located in New Hope, MN (see Note 14).

INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at March 31, 2008 and the consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Annual Report on Form 10-KSB of the Company filed with the Securities and Exchange Commission.

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

If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique.  Net intangible assets and long-lived assets amounted to $3.7 million as of March 31, 2008.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them.  We use historical financial information, internal plans, and projections and industry information in making such estimates.

We did not recognize any impairment charges for our long-lived assets, including intangible assets during the three months ended March 31, 2008 and 2007.  While we currently believe the expected cash flows from these long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses.  In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge.  Such impairment would adversely affect our earnings.

DISCONTINUED OPERATIONS

On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division. The Company negotiated the sale of these assets and assumption of certain liabilities during the quarter ended December 31, 2006.

These assets met the requirements of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sales and the Company did not have any significant involvement in the operations after the sales. The results of the Vaddio product line is presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled "Assets/Liabilities sold relating to discontinued operations" and “Assets/Liabilities retained relating to discontinued operations”. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 12).

Index

BUILDING AND LAND HELD FOR SALE

In November 2006, management signed an agreement and began marketing for sale the building and land located in New Hope, Minnesota. Accordingly, we have reflected the carrying value of the building as held for sale as of March 31, 2008 and December 31, 2007. As a result, we have discontinued recording depreciation on the building in the fourth quarter of the year ended December 31, 2006.  On April 7, 2008, the Company sold the building for net proceeds of approximately $2,290,000 (see Note 14).

GOODWILL AND INTANGIBLE ASSETS

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis.  The balance of goodwill related to the Cass Creek International, LLC (Cass Creek) and Fish Hawk Electronics (Fish Hawk) acquisitions (Note 2) and which combined totaled $666,373 at March 31, 2008 and December 31, 2007.

Other intangible assets consisted primarily of patents and identifiable intangible assets including customer lists, other intellectual property and non-compete agreements, which are being amortized using the straight-line method over their estimated useful lives ranging from three to fifteen years.

The long-term portion of prepaid expenses consists of deferred financing costs of $43,706 and $47,468 at March 31, 2008 and December 31, 2007.

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

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to continuing operations was $210,000 and $300,000 at March 31, 2008 and December 31, 2007, respectively. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate. The following table provides the activity through the returns and warranty accounts as recorded and charged against the reserve relating to continuing operations for the periods ended March 31, 2008 and 2007.

Index

	2008	2007

Accrued balance - beginning	$300,000	$175,000
Provision	201,000	368,000
Claims incurred	(291,000)	(368,000)

Accrued balance - ending	$210,000	$175,000

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized during the years ended March 31, 2008 and 2007 includes compensation cost for all options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the periods ended March 31, 2008 and 2007.

The following assumptions were used to calculate the value of the options granted during the period ended March 31, 2008: dividend yield of 0%, risk-free interest rate of 3%, expected life equal to 3.5 years, and volatility of 76%.

The following are the assumptions used for the Black-Scholes model:

•	The Company calculates expected volatility for stock options and awards using historical volatility.
•	The Company used 0% as a forfeiture rate and the Company does not consider forfeitures to be material.
•	The Company has not, and does not intend to, issue dividends; therefore, the dividend yield assumption is 0%.
•
The expected term of options is based on the simplified method as allowed under Staff Accounting Bulletins (SAB) No’s. 107 and 110 issued by the SEC.  The simplified method assumes the option will be exercised midway between the vesting date and the contractual term of the option.  The Company is able to use the simplified method as the options qualify as “plain vanilla” options as defined by SAB No. 107 and since the Company does not have sufficient historical exercise data to provide a reasonable basis to estimate expected term.

•	The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  As of March 31, 2008, there was $19,661 of total unrecognized compensation costs related to the outstanding options, which is expected to be recognized over a period of 34 months.

The weighted average fair value of stock options granted on the date of grant during the period ended March 31, 2008 was $.89.

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18.

Index

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the three months ended March 31, 2008 and 2007. Anti-dilutive options and warrants were 219,450 and 190,458 at March 31, 2008 and 2007, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and provides guidance on how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2009 fiscal year.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2009 fiscal year. The Company does not anticipate that SFAS No. 160 will have any material impact on its consolidated financial statements.

Index

NOTE 2 – ACQUISITIONS

Castaic Softbait brand acquisition

On January 21, 2008 the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement.  The amount of $323,100 was paid at closing, $81,750 is payable pursuant to three year promissory notes, and $82,860 of liabilities were assumed.  The Company incurred transaction costs of $17,541 in connection with the acquisition. The purchase provides the Company with a proven fishing tackle product platform.  The assets acquired and liabilities assumed in the acquisition are based on their value estimated at the date of acquisition.  These estimates if necessary will be revised during the allocation period, which generally does not exceed one year.  Additional pro forma disclosures required under SFAS No. 141 “Business Combinations”, related to this acquisition were not considered material.

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

In order to fund the acquisition, the Company borrowed $2,000,000 from M&I Business Credit, LLC (“M&I”) under the terms of a Demand Term Note dated September 19, 2007 in the principal amount of $2,000,000. The amount borrowed was payable upon demand and bore interest at an annual rate of .75% per annum above the prime rate of interest publicly announced by M&I Bank. If not sooner demanded, principal on the Demand Term Note was due and payable in equal consecutive monthly installments of $16,677 commencing on November 1, 2007 and continuing until April 1, 2008.  In connection with the sale of the building on April 7, 2008, this note was paid in full (See Note 14).

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

Fish Hawk Acquisition

On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation, for $323,310.  The amount of $100,000 was paid at closing, $68,979 was due and paid in October 2007, and $100,000 is payable pursuant to a three year promissory note in addition, the Company incurred transaction costs of $54,331 connection with the acquisition. The note bears interest at 8% and requires annual principal payments of $33,333 plus interest at 8% through July 2010.  The purchase provides the Company with downrigger display technology that compliments its Vector line of downrigger trolling products.  In Connection with this transaction, the Company expensed in process research and development of $15,000 during the year ended December 31, 2007.  The goodwill is deductible for tax purposes over 15 years. The pro forma results of operations for Fish Hawk Electronics Corporation are not included as of January 1, 2007 as they were not considered material.

Index

The results of Cass Creek, Fish Hawk and the Castaic Softbait brand have been included in the consolidated financial statements since the date of the acquisitions.  The following un-audited pro forma condensed results of operations for the period ended March 31, 2007 give effect to the acquisition of Cass Creek as if such transaction had occurred on January 1, 2007.  The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transaction in fact had occurred at such date or to project the Company's results of future operations.

For the period ended March 31, 2007:

	March 31, 2007
	As reported	Pro forma
Net sales	$1,756,079	$2,391,428
Loss from continuing operations	(428,170)	(358,699)
Gain from discontinued operations	(20,476)	(20,476)
Net loss	$(448,646)	$(379,175)
Loss per common share:
Basic	$(0.20)	$(.17)
Diluted	$(0.20)	$(.17)

NOTE 3 - INVENTORIES

Inventories consisted of the following at:

	March 31, 2008	December 31, 2007

Raw Materials	$1,581,032	$1,953,000
Finished Goods	2,778,493	3,011,510

Total	4,359,525	4,964,510
Less: Valuation Allowance	(213,000)	(194,862)

Inventories, net	$4,146,525	$4,769,648

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2008	December 31, 2007

Tooling	$1,412,714	$1,268,868
Office furniture and equipment	468,272	459,586
Warehouse equipment	387,526	305,724
Vehicles	27,697	20,279
Leasehold improvements	256,750	256,750
Construction in progress	178,338	106,717

Total	2,731,297	2,417,924
Less: Accumulated depreciation	(973,116)	(862,872)

Net	$1,758,181	$1,555,052

Index

NOTE 5 - INTANGIBLES

Schedule of Intangible Assets at March 31:

	2008

	Gross Amount	Accumulated Amortization	Net Value at March 31, 2008

Intangible assets subject to amortization:
Trademarks	$149,234	$19,103	$130,131
Patents	229,227	41,314	187,913
Non-compete	212,420	38,401	174,019
Customer lists	550,000	54,387	495,613
Intellectual property	260,000	26,000	234,000
Other	2,000	189	1,811

Totals	$1,402,881	$179,394	$1,223,487

Schedule of Intangible Assets at December 31:

	2007

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2007

Intangible assets subject to amortization:
Trademarks	$109,234	$13,873	$95,361
Patents	59,865	38,332	21,533
Non-compete	206,420	28,080	178,340
Customer lists	540,000	27,333	512,667
Intellectual property	260,000	13,000	247,000
Other	2,000	155	1,845

Totals	$1,177,519	$120,773	$1,056,746

Index

NOTE 6 – RELATED PARTY NOTE PAYABLE AND WARRANTS

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is unsecured and bears an interest rate of 15% (55.8% effective rate including fair value of warrants amortized over a three month term). Interest is payable on the first day of each month commencing on December 1, 2007. The entire principal and accrued interest is payable upon demand anytime after January 19, 2008. In connection with the loan, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.21. The warrants are exercisable from October 19, 2007 through October 19, 2009. The fair value of the warrants was calculated at $102,010 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 5% expected life to two years, and volatility of 81%. The resulting original issue discount, the fair value of the warrants, was being amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $20,841 for the period ended March 31, 2008 and is included in interest expense.  The note payable is subordinate to the bank notes (see Notes 7 and 8).

NOTE 7 - LINE OF CREDIT, BANK

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank up to a maximum amount of $6,000,000.  This line of credit was used to pay off its existing line of credit with First National Bank of Deerwood. The Demand Term Note with M&I Bank (Note 8) was incorporated into this facility.  Interest is payable monthly at prime plus .75% (6.00% at March 31, 2008).  The line of credit is collateralized by accounts receivable, inventories, property and equipment, and other assets of the Company. The line of credit facility is considered a demand type loan and henceforth does not have a maturity date.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain parameters outlined by the bank.  The agreement required the Company to be in compliance with the following affirmative covenants as of March 31, 2008, minimum net worth (including subordinated debt) of $5,500,000, and minimum tangible net worth of $2,200,000.   Minimum stockholders' equity annual increases will be $100,000 year over year during the duration of the agreement.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories.  In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis.  The balance outstanding on the line of credit was $786,373 and $2,537,835 at March 31, 2008 and December 31, 2007 respectively.

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following at:

	March 31, 2008	December 31, 2007

Unsecured Promissory Note – Cass Creek – annual installments of $100,000 plus interest at 8% from September 2008 through September 2012, guaranteed by the CEO of the Company	$500,000	$500,000

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010	100,000	100,000

Demand Term Note – M&I Business Credit, LLC - monthly installments of $16,667 starting November 2007 plus interest at a variable rate of .75% over the prime rate (6.0% at March 31, 2008) with a final payment due April 1, 2008, secured by the property located in New Hope, MN and a second lien on substantially all of the Company’s assets including its inventory, accounts, equipment, fixtures, investment property, and general intangibles. Paid in full on April 7, 2008 in connection with the sale of the building.	1,916,665	2,000,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	44,250	-

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	35,644	-

Totals	2,596,559	2,600,000
Less: Current portion	2,074,292	2,133,333

Net Long-term Debt	$522,267	$466,667

Index

Future maturities of long-term debt for years ending after March 31, 2008 are as follows:

Total
Year ending March 31:
2009	$2,074,292
2010	160,611
2011	161,656
2012	100,000
2013	100,000

Total Long-Term Debt	$2,596,559

NOTE 9 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the three months ended March 31:

	2008	2007

Current	$-	-
Deferred	-	$(284,000)

Total Benefit from Income Taxes	$-	$(284,000)

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31 to the Company’s effective rate is as follows:

	2008		2007

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(3.3)		(2.8)
Permanent differences and other including surtax exemption	0.1		(3.1)
Valuation allowance	37.2		(0.0)

Effective Tax Rate	-%		(39.9	) %

Index

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and expires August 31, 2016.  The lease was amended in May 2008 for additional space, a sprinkler system improvement being added, and the term being extended through August 31, 2018.  The monthly base rent increases from $16,900 to $24,400 over the revised term of the lease. In addition, the Company is contractually obligated to pay for costs up to $88,000 relating to the sprinkler system.  The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses.

Future minimum lease payments are as follows for the years ending March 31:

2009	$182,563
2010	214,274
2011	222,016
2012	230,955
2013	240,570
Thereafter	1,468,901

Total	$2,559,279

NOTE 11 - CONCENTRATIONS

Major Customers

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the three months ended March 31:

	2008			2007
Customer A	$		*	$268,807
Customer B		407,879		447,806

The Company had receivable balances greater than 10% of its accounts receivable from the following unaffiliated customers:

	March 31, 2008			December 31, 2007
Customer A	$		*	$579,127
Customer B		146,959		321,934

*Did not represent more than 10% of the Company’s revenues or accounts receivable for the period indicated.

Foreign Sales

Included in the consolidated statements of operations are foreign sales related to continuing operations of $433,498 and $143,030 for the three months ended March 31, 2008 and 2007, respectively.

Foreign Inventory

Included in the consolidated balance sheets are international inventories related to continuing operations of $236,989 and $196,154 at March 31, 2008 and December 31, 2007, respectively.  Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision products.

Index

NOTE 12 - DISCONTINUED OPERATIONS

Vaddio product line sale

The sale of Nature Vision’s Vaddio product line to New Vad closed on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372 which consisted of $710,694 in cash at closing and $46,678 in assumed paid time off. In addition, Nature Vision will receive 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. The potential deferral proceeds of up to $750,000 will be recorded when earned and collection is deemed probable.  Deferred sale proceeds of $81,647 were recorded during the three months ended March 31, 2008.  There is $619,879 remaining of the deferred sale proceeds to be recorded and collected at March 31, 2008.

As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad over the next 12 months at a book value estimated to be $2,031,359.  Under the terms of the Consignment Sale Agreement, New Vad purchased, at the Company’s cost, the consigned inventory from Nature Vision as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory was purchased.  The Company has sold all of its inventory to New Vad as of March 31, 2008.  There is $82,914 included in current assets relating to discontinued operations that is due from New Vad as part of inventory sold during the three months ended March 31, 2008.

The following are condensed statements of operations of the discontinued operations (Vaddio) for the three months ended March 31:

	2008	2007

Sales, net	$-	$736,802

Cost of goods sold	-	574,763
Gross profit	-	162,039

Selling, general, and administrative	37,070	274,004
Loss from operations	(37,070)	(111,965)

Gain on sale of Vaddio product line	81,647	77,489

Income and gain (loss) from discontinued operations	44,577	(34,476)

Benefit from income taxes	-	14,000

Gain from discontinued operations	$44,577	$(20,476)

Assets and liabilities retained relating to the discontinued operations (Vaddio) consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007
Current assets retained relating to discontinued operations:
Accounts receivable	$82,914	$44,999
Inventory	-	298,414
Total	$82,914	$343,413

Current liabilities retained relating to discontinued operations:
Accrued transaction costs	-	25,952
Total	$-	$25,952

Index

NOTE 13 - SUPPLEMENTAL CASH FLOWS

	2008	2007

Supplemental Cash Flow Disclosures
Cash paid for interest	$112,896	$77,887
Cash paid for income taxes	-	5,000

Noncash investing and financing activities
Transaction costs related to sale of segment included in current liabilities retained related to discontinued operations	$-	202,274

Supplemental cash flow information regarding the Company’s acquisition of assets associated with Castaic Softbait brand
Fair value of assets acquired	$505,251
Less liabilities assumed	(82,860)
Net assets acquired	422,391
Less note payable issued	(81,750)
Less cash acquired	-
Net	$340,641

NOTE 14 – SUBSEQUENT EVENTS

Building Sale

On April 7, 2008, the Company sold its facility located in New Hope, Minnesota. Under the terms of the Agreement, the Buyer purchased from the Company the real property, building, improvements and certain personal property for a purchase price of $2,290,000.  The Company recorded a pre-tax gain of approximately $1,587,000.  The Company used $1,917,000 of the proceeds from the sale to pay off the mortgage loan with M&I Business Credit, LLC with the remainder used for general working capital purposes.

MarCum Technologies asset  acquisition

On April 30, 2008, Nature Vision closed on the acquisition of certain assets of MarCum Technologies, Inc. (MarCum) a manufacturer and distributor of electronic sonar and underwater camera devices, pursuant to the terms of an Asset Purchase Agreement. The transaction involved the acquisition by Nature Vision of select equipment, inventories, intellectual property, and general intangibles of MarCum for a purchase price of $650,000.  The purchase price was paid in cash at closing.  The purchase price is subject to adjustment for the final inventory reconciliation as provided in the Asset Purchase Agreement.

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

Revenue

Revenue consists of sales of our products net of returns and allowances. Direct revenue includes sales from orders to distributors, dealers and direct consumers and includes customer service and shipping charges. New product innovation through the use of technology will continue to be the basis of our organic growth. Demand for our outdoor recreation products is seasonal, with the majority of sales occurring in the fourth and first quarters. We will look to strategic acquisitions to provide penetration into new product categories and channels as well as level seasonality.

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

Index

Gross Profit

We define gross profit as the difference between revenue and cost of goods sold. We believe that gross profit is our best metric to manage the business on a divisional and product line basis.

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

Increased Inventories. Inventory has increased in comparison to historic levels from 2006 and 2005.  At the end of 2007, our inventory increased primarily relating to the purchase of Cass Creek. We currently have stock in place to fulfill incoming orders and management feels that the inventory is readily saleable. We anticipate the ability to increase inventory turnover during future quarters, with a corporate goal during 2008 to achieve a 2.0 turnover ratio compared to approximately a 1.7 ratio during fiscal 2006 and 2007. A high rate of inventory turnover will be difficult to achieve as the Company experiences approximately a twelve week lead time to land goods from foreign markets. Should sales of existing products not achieve forecasted levels, such reductions may not be obtainable.

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

Index

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

Results of Operations

The following table provides the percentage change in our net sales, gross profit, loss from operations, and net loss for the three months ended March 31:

(in thousands)	2008	2007	% Change Favorable / (Unfavorable)
NET SALES	$2,367	$1,756	34.8. %

GROSS PROFIT	649	309	110.0%

LOSS FROM OPERATIONS	(468)	(657)	28.8%

NET LOSS	$(592)	$(449)	(31.8%)

The following table presents our gross profit, loss from operations and net loss as a percentage of net sales for the three months ended March 31:

	2008	2007
GROSS PROFIT	27.4%	17.6%

LOSS FROM OPERATIONS	(19.8%)	(37.4%)

NET LOSS	(25.0%)	(25.6%)

Year to date net sales as of March 31, 2008 of $2,367,000 were up by approximately $611,000, or 34.8% compared to net sales of $1,756,000 during the same period last year. Net sales gains were primarily driven through acquisitions and strong sales of viewing systems. Recent acquisitions during the last two years have produced net sales gains during the first quarter of 2008 of $582,000 with Cass Creek, Crazy Crank/Castaic and Fish Hawk delivering net sales gains of $522,000, $43,000 and $17,000 respectively. In addition,  net sales of viewing systems was up by $114,000 or 11.3%. These sales gains were partially offset by lower hunting and industrial sales.  Overall, net sales gains during the quarter were also favorably impacted by actual returns which are down by 18.2% for the first quarter of 2008 versus the same period last year.  Gross profit yield during the first quarter of 27.4% of net sales is significantly favorable to 17.6% of net sales reported during the first quarter of 2007.  Gross profit gains were primarily driven by higher margins associated with the Cass Creek product line and the favorable impact of less returns.

Index

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $1,117,000, or 47.2% of sales, were up from spending of $966,000, or 55.0% of sales during the comparative period in fiscal 2007 and are improving favorably on a percentage of sales basis.  Selling, general and administrative costs have increased due to higher accounting and legal expenses and higher research & development expenses, and were partially offset by lower advertising costs. Accounting and legal fees were up relative the comparative period in fiscal 2007 and were primarily as a result of the timing of the expenses related to the preparation of the form 10K-SB. Research and development expenses increased to $60,000 for the three months ended March 31, 2008 from $14,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company had a cash balance of $0 at March 31, 2008 compared to $131,487 at December 31, 2007. The change is a combination of many economic factors including the results of operations, new borrowings, and the daily cash management of the Company.  Since the Company is a net borrower and maintains an open line of credit our daily cash management strategy is to hold a minimum cash balance in order to minimize debt and related interest expense.  Cash provided from operations was $1,814,000 for the three months ended March 31, 2008.  Cash provided from operating activities included depreciation and amortization of $169,000, stock based compensation and amortization of original issue discount of $22,000 decrease in accounts receivable of $1,996,000, decrease in inventories of $687,000, decrease in prepaid expenses of $65,000, and an increase of $13,000 in accrued payroll and related expenses. These amounts were offset by operating activities consuming cash including a net loss of $592,000, gain on sale of discontinued operations of $82,000, the reduction of accounts payable of $254,000, lower accrued expenses of $192,000, and payments of $18,000 of deferred retirement benefits.

Cash used in investing activities was approximately $122,000 for the three months ended March 31, 2008 and primarily resulted from the acquisition of the assets associated with the Castaic Softbait brand and purchases of property and equipment, partially offset by cash provided by the discontinued operations.

The Company received various cash proceeds from the sale of assets from discontinued operations of $235,000 and deferred sale proceeds associated with the discontinued operations of $82,000.

On January 21, 2008 the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement. The purchase provides the Company with a proven fishing tackle product platform.  The total purchase price net of promissory notes and liabilities was $341,000.

In addition, the Company purchased $97,000 of property, equipment, and intangibles during the three months ended March 31, 2008.

Cash used in financing activities was $1,823,000 for the three months ended March 31, 2008. Financing activities consuming cash include net payments on the Company’s line of credit of $1,751,000 and principal payments on long-term debt of $85,000.  Financing activities providing cash include an increase of checks issued in excess of cash in bank of $13,000.

As of March 31, 2008 working capital decreased to $146,000 from $1,062,000 at December 31, 2007. The Company’s current ratio as of March 31, 2008 is 1.02 compared with 1.15 at December 31, 2007.  The reduction in working capital is primarily driven by the net loss of $592,000.  On April 7, 2008, the Company sold its facility located in New Hope, Minnesota. The sale resulted in the increase of working capital of approximately $2,290,000.

On April 30, 2008, Nature Vision closed on the acquisition of certain assets of MarCum Technologies, Inc. (MarCum) a manufacturer and distributor of electronic sonar and underwater camera devices, pursuant to the terms of an Asset Purchase Agreement. The transaction involved the acquisition by Nature Vision of select equipment, inventories, intellectual property, general intangibles of MarCum for a purchase price of $650,000.  The purchase price was paid in cash at closing.  The purchase price is subject to adjustment for the final inventory reconciliation as provided in the Asset Purchase Agreement.

The Company maintains a line of credit for financing inventory and accounts receivable up to $6,000,000 at prime plus .75%.  The prime rate at March 31, 2008 was 5.25%.  As of March 31, 2008, the Company had the ability to borrow amounts up to approximately $2,500,000 under the facility for working capital requirements.  In addition, $2,000,000 of the loan was carved out against the mortgage on the New Hope building facility.  The loan is secured against the accounts receivable, inventory, equipment and other assets of the Company, with the $2,000,000 mortgage secured against the New Hope building. Borrowings under the line are subject to advanced rates of 75% of eligible accounts receivable and 50% of eligible inventory.  The line of credit facility is considered a demand type loan and henceforth does not have a maturity date.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain parameters outlined by the bank.  The agreement requires and the Company is in compliance with the following affirmative covenants as of March 31, 2008, minimum net worth (including subordinated debt) of $5,500,000, and minimum tangible net worth of $2,200,000.  Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months. Management anticipates continued advances against the line of credit to fund anticipated sales growth in future quarters.

Index

The Company sold its Vaddio product line to New Vad, LLC on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The transaction involved the sale most of the assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372 which consisted of $710,694 in cash at closing and $46,678 in assumed vacation pay. The Company utilized the net proceeds to pay down the contract payable liability that was retained by the Company in the sale and to reduce the line of credit. In connection with the asset purchase agreement, Nature Vision will receive 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. Through March 31, 2008 the Company has received $130,000 of royalty payments.  The proceeds from these deferred payments are recognized into income as received. As part of the transaction, the parties also entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad LLC over the next 12 months at a book value estimated to be $2,031,359. As of March 31, 2008 all of the inventory has been sold under this agreement, of which $83,000 is due.

It is management’s belief that it will fund any potential acquisitions through additional financing and the potential issuance of common stock. Management believes that any additional long-term debt requirements and additional lines of credit will be available. There is no assurance the Company will be able to obtain the necessary financing if needed.

We incurred a net loss for the three months ended March 31, 2008 and 2007 of approximately $592,000 and $449,000, respectively.  In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to further reduce expenditure levels.  In addition, we believe that other sources of liquidity are available which may include the expansion of our credit facility.  However, there is no assurance that these other sources of liquidity will be available or on terms acceptable to the Company.   In addition, management plans to retain the funds received associated with the related party note on a short-term basis while the 2008 business plan matures.

Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements for at least the next 12 months.

 The Company believes that the effect of inflation has not been material during the three months ended March 31, 2008.

Off-Balance Sheet Financing Arrangements

As of March 31, 2008, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Index

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

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates. The Company did not recognize any impairment charges for our long-lived assets, including intangible assets, during the . Although the Company has not generated positive cash flows in 2007 and 2006, management believes that based on cost reduction actions and estimated revenue growth and margin improvement initiatives, that the Company will have cash flows from these long-lived assets in the future. While the Company currently believes the expected cash flows from these long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of its long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect the Company’s earnings.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a current provision for income taxes based on amounts payable or refundable. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. We recognize a valuation allowance for deferred tax assets when it is more likely than not that deferred assets are not recoverable.   In addition, we recognized deferred tax assets of approximately $1 million based on when it is more likely than not the deferred tax assets are recoverable.  A significant portion of deferred tax assets recorded ($650,000) is based on a large gain we anticipate to realize in 2008 upon the sale of our building and land held for sale, which closed on April 7, 2008.  If actual taxable income by jurisdiction and the period over which our deferred tax assets are recoverable are materially different than our estimate, the change could be material to our consolidated financial statements.

 Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T: Controls and Procedures.

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

Index

There have been no significant changes in internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Nature Vision’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on these criteria.  This report does not include an attestation report of Nature Vision’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Nature Vision’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Nature Vision to provide only management’s report in this report.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  Not applicable.

Item 6.  Exhibits.

Listing of Exhibits:

10.1           Purchase Agreement, dated March 10, 2008, between Nature Vision, Inc. and Natzel, LLC (previously filed as Exhibit 10.1 to the Registrant's Report on Form 8-K dated March 11, 2008).

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

NATURE VISION, INC.

Date: May 13, 2008	By:	/s/ Jeffrey P. Zernov
Its: Chief Executive Officer and President

Date: May 13, 2008	By:	/s/ David M. Kolkind
Its: Chief Financial Officer