Form 10-Q
period 2008-06-30
NATURE VISION, INC.
filed 2008-08-07
CIK 78311

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C.  20549

  FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2008

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
☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒  No

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of August 7, 2008, was 2,312,583.  The registrant has no other classes of securities outstanding.

NATURE VISION, INC.

Index

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	Unaudited
	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$-	$131,487
Accounts Receivable, net	787,616	2,774,618
Inventories, net	4,339,778	4,769,648
Current Portion of Prepaid Expenses	148,112	229,594
Current Assets Retained Relating to Discontinued Operations	-	343,413
Total Current Assets	5,275,506	8,248,760

PROPERTY AND EQUIPMENT, NET	1,935,650	1,555,052

NON-CURRENT ASSETS
Building and Land Held for Sale, Net	-	701,719
Prepaid Expenses, net of Current Portion	39,945	47,468
Deferred Income Taxes	428,274	1,022,546
Goodwill	666,373	666,373
Intangibles - net	1,706,406	1,056,746
Total Non-Current Assets	2,840,998	3,494,852

TOTAL ASSETS	$10,052,154	$13,298,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks Issued in Excess of Cash in Bank	$44,626	$-
Current Portion of Long-Term Debt	221,141	2,133,333
Note Payable – Related Party	-	979,159
Current Portion of Deferred Retirement Benefits	69,781	74,657
Line of Credit, Bank	1,964,146	2,537,835
Accounts Payable	388,213	558,040
Accrued Payroll and Payroll Taxes	142,303	166,758
Accrued Expenses	484,392	710,654
Current Liabilities Retained Relating to Discontinued Operations	-	25,952
Total Current Liabilities	3,314,602	7,186,388

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	638,493	466,667
Note Payable – Related Party	1,000,000	-
Deferred Retirement Benefits, Net of Current Portion	451,598	483,214
Total Non-Current Liabilities	2,090,091	949,881

Total Liabilities	5,404,693	8,136,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding were 2,312,583 at June 30, 2008 and December 31, 2007	370,013	370,013
Additional Paid-In Capital	7,008,901	7,005,553
Accumulated Deficit	(2,731,453)	(2,213,171)
Total Stockholders’ Equity	4,647,461	5,162,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,052,154	$13,298,664

See accompanying notes to consolidated financial statements.

Index

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

SALES, NET	$1,450,166	$767,852	$3,817,231	$2,523,931

COST OF GOOD SOLD	1,452,103	876,726	3,170,586	2,323,840

GROSS PROFIT(LOSS)	(1,937)	(108,874)	646,645	200,091

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	896,021	860,987	2,012,908	1,826,704

LOSS FROM OPERATIONS	(897,958)	(969,861)	(1,366,263)	(1,626,613)

OTHER INCOME (EXPENSE)
Interest expense	(96,615)	(65,223)	(265,165)	(126,114)
Interest income	-	11,176	-	16,649
Other expenses	(1,659)	-	(1,659)	-

Net Other Income (Expenses)	(98,274)	(54,047)	(266,824)	(109,465)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(996,232)	(1,023,908)	(1,633,087)	(1,736,078)

PROVISION FOR INCOME TAX EXPENSE	-	284,000	-	-

LOSS FROM CONTINUING OPERATIONS	(996,232)	(1,307,908)	(1,633,087)	(1,736,078)

GAIN FROM DISCONTINUED OPERATIONS, NET OF TAX	1,070,228	155,673	1,114,805	135,197

NET INCOME (LOSS)	$73,996	$(1,152,235)	$(518,282)	$(1,600,881)

Loss from continuing operations per common share
Basic	$(0.43)	$(0.57)	$(0.71)	$(0.77)
Diluted	$(0.43)	$(0.57)	$(0.71)	$(0.77)

Gain from discontinued operations per common share
Basic	$0.46	$0.07	$0.49	$0.06
Diluted	$0.46	$0.07	$0.49	$0.06

Net income (loss) per common share
Basic	$0.03	$(0.50)	$(0.22)	$(0.71)
Diluted	$0.03	$(0.50)	$(0.22)	$(0.71)

Weighted average common shares
Basic	2,312,583	2,297,260	2,312,583	2,261,522
Diluted	2,312,583	2,297,260	2,312,583	2,261,522

See accompanying notes to consolidated financial statements.

Index

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(518,282)	$(1,600,881)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	383,089	220,488
Gain on sale of discontinued operations	(161,346)	(152,612)
Gain on disposal of equipment	-	(163,000)
Loss on impairment of tooling	28,180	-
Gain on sale of building, net of income taxes	(998,950)	-
Stock based compensation	3,348	-
Amortization of original issue discount	20,841	-
Changes in operating assets and liabilities
Accounts receivable	1,987,002	2,546,011
Inventories, net	689,526	715,546
Prepaid expenses	89,005	84,579
Accounts payable	(169,827)	(652,311)
Income taxes payable	-	(5,000)
Accrued payroll and payroll taxes	(24,455)	(3,860)
Accrued expenses	(309,122)	(491,517)
Payments on deferred retirement benefits	(36,492)	(37,903)

Net Cash Flows from Operating Activities	982,517	459,540

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(237,086)	(129,674)
Purchase of assets associated with Castaic Softbait Brand	(340,641)	-
Purchase of assets from MarCum Technologies	(759,521)	-
Purchase of assets from Innovative Outdoors	(10,753)	-
Proceeds from sale of building	2,294,941	-
Proceeds from sale of life insurance policies	-	148,310
Proceeds from sale of discontinued operations, net	161,346	407,801
Payments received on note receivable	-	300,000
Net proceeds from sale of working capital associated with discontinued operations	317,461	1,965,288
Purchases of intangible assets	(6,000)	-

Net Cash Flows from (used in) Investing Activities	1,419,747	2,691,725

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in checks issued in excess of cash in bank	44,626	(71,394)
Net payments on line of credit, bank	(573,689)	(2,365,000)
Principal payments on long-term debt	(2,004,688)	-
Cash received on exercise of options	-	77,613
Payments on contract payable	-	(762,231)

Net Cash Flows from (used in) Financing Activities	(2,533,751)	(3,121,012)

Net Change in Cash and Cash Equivalents	(131,487)	30,253

CASH AND CASH EQUIVALENTS - January 1, 2008 and 2007	131,487	2,344

CASH AND CASH EQUIVALENTS – June 30, 2008 and 2007	$-	$32,597

See accompanying notes to consolidated financial statements.

Index

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Unaudited)

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

On October 20, 2006, Nature Vision, Inc. sold the Norman product line (Norman) of its Photo Control division and renamed the division the Vaddio Division. On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio). The Norman and Vaddio divisions designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and sold products used in the video conferencing and presentation industry. The assets and liabilities of Vaddio at June 30, 2008 and December 31, 2007 met the requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company did not have any significant involvement in the operations after the sale. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s outdoor recreation products. As a result of the sale of the Vaddio and Norman divisions, the Company has only one segment.

LIQUIDITY

We incurred a net loss for the six months ended June 30, 2008 and 2007 of approximately $518,000 and $1,601,000, respectively.  In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including efforts to reduce expenses.  In addition, we believe that other sources of liquidity are available which may include the expansion of our credit facility.  However, there is no assurance that these other sources of liquidity will be available or on terms acceptable to the Company.

Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements for at least the next 12 months.

 On April 7, 2008, the Company completed the sale of its facility located in New Hope, MN (see Note 1).

On July 8, 2008, the Company replaced its related party note with a note that is due on demand after June 30, 2010 (see Note 6).

INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at June 30, 2008, and the consolidated statements of operations and cash flows for the six months and three months ended June 30, 2008 and 2007, are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the six months and three months ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited.  Because of seasonal and other factors, operating results for the six months and three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Annual Report on Form 10-KSB of the Company filed with the Securities and Exchange Commission.

Index

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

If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique.  Net intangible assets and long-lived assets amounted to $3.6 million as of June 30, 2008.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them.  We use historical financial information, internal plans, and projections and industry information in making such estimates.

We did recognize impairment charges (included in cost of goods sold) for our long-lived assets, including intangible assets during the three months ended June 30, 2008 and 2007 of $28,180 and $0.  While we currently believe the expected cash flows for the Company’s remaining long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses.  In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge.  Such impairment would adversely affect our earnings.

DISCONTINUED OPERATIONS

On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division. The Company negotiated the sale of these assets and assumption of certain liabilities during the quarter ended December 31, 2006.

These assets met the requirements of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sales and the Company did not have any significant involvement in the operations after the sales. The results of the Vaddio product line is presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled "Assets/Liabilities sold relating to discontinued operations" and “Assets/Liabilities retained relating to discontinued operations”. In accordance with Emerging Issues Task Force (EITF) 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 12).

Index

BUILDING AND LAND HELD FOR SALE

In November 2006, management signed an agreement and began marketing for sale the building and land located in New Hope, Minnesota. As a result, we discontinued recording depreciation on the building in the fourth quarter of the year ended December 31, 2006.  Accordingly, we reflected the carrying value of the building as held for sale as of and December 31, 2007.  On April 7, 2008, the Company sold its facility located in New Hope, Minnesota. Under the terms of the Agreement, the Buyer purchased from the Company the real property, building, improvements and certain personal property for a purchase price of approximately $2,400,000.  The Company recorded a gain of $998,950 ($1,593,222 pretax gain less income taxes of $594,272) that is included in discontinued operations .  The Company used $1,917,000 of the proceeds from the sale to pay off the mortgage loan with M&I Business Credit, LLC with the remainder used for general working capital purposes.

GOODWILL AND INTANGIBLE ASSETS

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis.  The balance of goodwill related to the Cass Creek International, LLC (Cass Creek) and Fish Hawk Electronics (Fish Hawk) acquisitions (Note 2) and which combined totaled $666,373 at June 30, 2008 and December 31, 2007.

Other intangible assets consisted primarily of patents and identifiable intangible assets including customer lists, other intellectual property and non-compete agreements, which are being amortized using the straight-line method over their estimated useful lives ranging from three to nineteen years.

The long-term portion of prepaid expenses consists of deferred financing costs of $39,945 and $47,468 at June 30, 2008 and December 31, 2007, respectively.

REVENUE RECOGNITION

The Company recognizes revenue on the date products are shipped to customers and does not sell products with the guaranteed right of return.  The Company maintains a warranty on new products up to one year from the date of retail purchase and therefore permits returns for defective product within the first few months of purchase and repairs products up through the end of the warranty period. Estimated reserves for sales / warranty returns are established by management based on historical experience and are subject to ongoing review and adjustment by the Company. Sales are reported net of the provision for actual and estimated future returns and net of discounts and allowances in the accompanying consolidated statements of operations.  The Company’s revenue is recognized in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

In June 2006, the FASB ratified the consensus of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added, and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The Company adopted EITF 06-3 during the year ended December 31, 2007, and it did not have any impact on our results of operations or financial condition.  The Company's policy is to present taxes imposed on revenue-producing transactions on a net basis.

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to continuing operations was $140,000 and $300,000 at June 30, 2008 and December 31, 2007, respectively. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate. The following table provides the activity through the returns and warranty accounts as recorded and charged against the reserve relating to continuing operations for the periods ended June 30, 2008 and 2007.

Index

	2008	2007

Accrued balance - beginning	$300,000	$175,000
Provision	323,000	756,000
Claims incurred	(483,000)	(846,000)

Accrued balance - ending	$140,000	$85,000

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized during the periods ended June 30, 2008 and 2007 includes compensation cost for all options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the periods ended June 30, 2008 and 2007.

The following assumptions were used to calculate the value of the options granted during the six months ended June 30, 2008: dividend yield of 0%, risk-free interest rate of 3%, expected life equal to 3.5 years, and volatility of 76%.
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

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  As of June 30, 2008, there was $17,403 of total unrecognized compensation costs related to the outstanding options, which is expected to be recognized over a period of 31 months.

The weighted average fair value of stock options granted on the date of grant during the six months ended June 30, 2008 was $.89.

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with EITF 96-18.

Index

NET INCOME (LOSS) PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the six months and three months ended June 30, 2008 and 2007. Anti-dilutive options and warrants were 219,450 and 66,450 at June 30, 2008 and 2007, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company reclassified $400,000 of deferred tax liabilities to unrecognized tax benefits with no impact to previously recorded retained earnings.   The amount of the unrecognized tax benefits adjusted the net operating loss carryforward for federal purposes by approximately $1,000,000.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The Company has no material amount of accrued liabilities for interest or penalties recorded related to unrecognized tax benefits.   The federal and state tax returns are open to examination for the years 2004-2007.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin (ARB) No. 51”. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2009 fiscal year. The Company does not anticipate that SFAS No. 160 will have any material impact on its consolidated financial statements.

Index

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

 NOTE 2 – ACQUISITIONS

Innovative Outdoors asset acquisition

On June 27, 2008, the Company closed on the acquisition of certain assets of Innovative Outdoors, Inc. (Innovative Outdoors) a manufacturer and distributor of ice fishing hole covers and other related devices, pursuant to the terms of an asset purchase agreement. The transaction involved the acquisition by Nature Vision of tooling, intellectual property, and general intangibles of Innovative Outdoors for a purchase price of $188,572.  The purchase price was paid as follows: (i) $6,000 cash was paid at closing, (ii) $32,572 by a two year unsecured promissory note payable in monthly installments of $1,458 including imputed interest at 7%, and (iii) $150,000 by a three year unsecured promissory note payable in monthly installments of $4,632 including interest at 7%.  In connection with the acquisition, the Company incurred transaction costs of $4,753.This purchase allows the Company to become vertically integrated by purchasing the intellectual property of an existing sales product line.  The assets acquired and liabilities assumed in the acquisition are based on their value estimated at the date of acquisition.  These estimates if necessary will be revised during the allocation period, which generally does not exceed one year.  Additional pro forma disclosures required under SFAS No. 141 “Business Combinations”, related to this acquisition were not considered material.

MarCum Technologies asset acquisition

On April 30, 2008, the Company closed on the acquisition of certain assets of MarCum Technologies, Inc. (Marcum), a manufacturer and distributor of electronic sonar and underwater camera devices, pursuant to the terms of an asset purchase agreement.  The transaction involved the acquisition by Nature Vision of select equipment, inventories, intellectual property, and general intangibles of Marcum for a purchase price of $721,080, of which $650,000 was paid at closing and the remaining $71,080 was paid in June 2008 as part of the inventory adjustment.  In connection with the acquisition, the Company incurred transaction costs of $38,441.  The assets acquired in the acquisition are based on the fair value estimates at the date of the acquisition.  These estimates, if necessary, will be revised during the allocation period, which generally does not exceed on year.  The purchase provides the Company with an expanded fishing platform and a strong intellectual property platform to develop new products.

The purchase price allocation for the MarCum asset acquisition is as follows:

Inventories	196,080
Equipment	165,500
Intangibles*	397,941

Total purchase price	$759,521

*Intangibles consists of $227,941 in intellectual property and related patents (useful life of 7 years), $100,000 in non-compete (useful life of 3 years), $50,000 in trademarks (useful life of 5 years), and $20,000 in customer list (useful life of 3 years).

Castaic Softbait brand acquisition

On January 21, 2008, the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement.  The amount of $323,100 was paid at closing, $81,750 is payable pursuant to three year promissory notes, and $82,860 of liabilities were assumed.  The Company incurred transaction costs of $17,541 in connection with the acquisition. The purchase provides the Company with a proven fishing tackle product platform.  The assets acquired and liabilities assumed in the acquisition are based on their value estimated at the date of acquisition.  These estimates if necessary will be revised during the allocation period, which generally does not exceed one year.  Additional pro forma disclosures required under SFAS No. 141 “Business Combinations”, related to this acquisition were not considered material.

Index

In April 2008, the Company purchased a Maquiladora operation in Mexico for a nominal amount.  The plant manufactures fishing tackle associated with the Castaic Softbait brand.

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

In order to fund the acquisition, the Company borrowed $2,000,000 from M&I Business Credit, LLC (“M&I”) under the terms of a Demand Term Note dated September 19, 2007 in the principal amount of $2,000,000. The amount borrowed was payable upon demand and bore interest at an annual rate of .75% per annum above the prime rate of interest publicly announced by M&I Bank. If not sooner demanded, principal on the Demand Term Note was due and payable in equal consecutive monthly installments of $16,677, commencing on November 1, 2007 and continuing until April 1, 2008.  In connection with the sale of the facility in New Hope, Minnesota on April 7, 2008, this note was paid in full (See Note 1).

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

Fish Hawk Acquisition

On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation, for $323,310.  The amount of $100,000 was paid at closing, $68,979 was due and paid in October 2007, and $100,000 is payable pursuant to a three year promissory note.  In addition, the Company incurred transaction costs of $54,331 in connection with the acquisition. The note bears interest at 8% and requires annual principal payments of $33,333, plus interest at 8% through July 2010.  The purchase provides the Company with downrigger display technology that complements its Vector line of downrigger trolling products.  In Connection with this transaction, the Company expensed in process research and development of $15,000 during the year ended December 31, 2007.  The goodwill is deductible for tax purposes over 15 years. The pro forma results of operations for Fish Hawk Electronics Corporation are not included as of January 1, 2007 as they were not considered material.

The results of Cass Creek, Fish Hawk, MarCum, Innovative Outdoors, and Castaic Softbait brand have been included in the consolidated financial statements since the date of the acquisitions. The following un-audited pro forma condensed results of operations for the six months and three months ended June 30, 2008 and June 30, 2007 give effect to the acquisitions of MarCum and Cass Creek as if such transaction had occurred on January 1, 2007. The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transaction in fact had occurred at such date or to project the Company's results of future operations.

Index

For the six months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
	As reported	Pro forma	As reported	Pro forma
Net sales	$3,817,231	$4,061,520	$2,523,931	$3,496,287
Loss from continuing operations	(1,633,087)	(1,933,636)	(1,736,078)	(1,441,691)
Gain from discontinued operations	1,114,805	1,114,805	135,197	135,197
Net loss	(518,282)	(818,831)	(1,600,881)	(1,306,494)
Loss per common share:
Basic	$(.22)	$(.35)	$(.71)	$(.58)
Diluted	$(.22)	$(.35)	$(.71)	$(.58)

For the three months ended June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
	As reported	Pro forma	As reported	Pro forma
Net sales	$1,450,166	$1,450,166	$767,852	$1,026,135
Loss from continuing operations	(996,232)	(996,232)	(1,307,908)	(1,378,429)
Gain from discontinued operations	1,070,228	1,070,228	155,673	155,673
Net income (loss)	73,996	73,996	(1,152,235)	(1,222,756)
Income (loss) per common share:
Basic	$.03	$.03	$(.50)	$(.54)
Diluted	$.03	$.03	$(.50)	$(.54)

NOTE 3 - INVENTORIES

Inventories consisted of the following at:

	June 30, 2008	December 31, 2007

Raw Materials	$1,921,500	$1,953,000
Finished Goods	2,593,278	3,011,510

Total	4,514,778	4,964,510
Less: Valuation Allowance	(175,000)	(194,862)

Inventories, net	$4,339,778	$4,769,648

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2008	December 31, 2007

Tooling	$1,397,079	$1,268,868
Office furniture and equipment	526,785	459,586
Warehouse equipment	417,251	305,724
Vehicles	27,697	20,279
Leasehold improvements	305,048	256,750
Construction in progress	168,667	106,717

Total	2,842,527	2,417,924
Less: Accumulated depreciation	(906,877)	(862,872)

Net	$1,935,650	$1,555,052

Index

NOTE 5 - INTANGIBLES

Schedule of Intangible Assets at June 30:

	2008

	Gross Amount	Accumulated Amortization	Net Value at June 30, 2008

Intangible assets subject to amortization:
Trademarks	$214,235	$29,247	$184,988
Non-compete	337,420	54,578	282,842
Customer lists	580,000	83,833	496,167
Intellectual property and related patents	833,166	92,535	740,631
Other	2,000	222	1,778

Totals	$1,966,821	$260,415	$1,706,406

Schedule of Intangible Assets at December 31:

	2007

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2007

Intangible assets subject to amortization:
Trademarks	$109,234	$13,873	$95,361
Non-compete	206,420	28,080	178,340
Customer lists	540,000	27,333	512,667
Intellectual property and related patents	319,865	51,332	268,533
Other	2,000	155	1,845

Totals	$1,177,519	$120,773	$1,056,746

NOTE 6 – RELATED PARTY NOTE PAYABLE AND WARRANTS

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note was unsecured and had an interest rate of 15% (55.8% effective rate by including fair value of warrants amortized over a three month term). Interest was payable on the first day of each month commencing on December 1, 2007. The entire principal and accrued interest was payable upon demand anytime after January 19, 2008. In connection with the loan, the Company issued warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $2.21. The warrants are exercisable from October 19, 2007 through October 19, 2009. The fair value of the warrants was calculated at $102,010 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 5%, expected life to two years, and volatility of 81%. The resulting original issue discount, the fair value of the warrants, was being amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $20,841 for the six months and three months ended June 30, 2008 and is included in interest expense.

Index

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (20% effective rate including new warrants issued to the Director and amortized over a two year term).  Interest is payable on the first day of each month commencing on August 1, 2008.  The entire principal and interest is payable upon demand anytime after June 30, 2010.  In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31.  The warrants are exercisable from July 8, 2008 to June 30, 2013.  The fair value of the warrants was calculated at $100,300 using the Black Scholes model.  The following assumptions were used to calculate the value of the warrants: (i) dividend yield of 0%, risk free interest of 3.34%, expected life of 5 years, and volatility of 103%.  The resulting original issue discount, the fair value of the warrants, will be amortized over the life of the debenture using the straight-line method.  The note payable is subordinate to the bank notes (see notes 7 and 8)

NOTE 7 - LINE OF CREDIT, BANK

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank up to a maximum amount of $6,000,000. This line of credit was used to pay off its existing line of credit with First National Bank of Deerwood. The Demand Term Note with M&I Bank (Note 8) was incorporated into this facility. Interest is payable monthly at prime plus .75% (5.75% at June 30, 2008). The line of credit is collateralized by accounts receivable, inventories, property and equipment, and other assets of the Company. The line of credit facility is considered a demand type loan and henceforth does not have a maturity date.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain parameters outlined by the bank.  The agreement required the Company to be in compliance with the following affirmative covenants as of June 30, 2008:  minimum net worth (including subordinated debt) of $5,500,000, and minimum tangible net worth of $2,200,000.   Minimum stockholders' equity annual increases will be $100,000 year over year during the duration of the agreement. The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories. In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis.  The balance outstanding on the line of credit was $1,964,146 and $2,537,835 at June 30, 2008 and December 31, 2007, respectively.

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following at:

	June 30, 2008	December 31, 2007

Unsecured Promissory Note – Cass Creek – annual installments of $100,000 plus interest at 8% from September 2008 through September 2012, guaranteed by the CEO of the Company	$500,000	$500,000

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010	100,000	100,000

Demand Term Note – M&I Business Credit, LLC - Paid in full on April 7, 2008 in connection with the sale of the building.	-	2,000,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	44,250	-

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	32,812	-

Unsecured Note Payable – monthly installments of $1,458, including interest at 7%, from August 2008 through July 2010	32,572	-

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	150,000	-

Totals	859,634	2,600,000
Less: Current portion	221,141	2,133,333

Net Long-term Debt	$638,493	$466,667

Index

Future maturities of long-term debt for years ending after June 30, 2008 are as follows:

Total
Year ending June 30:
2009	$221,141
2010	227,722
2011	210,771
2012	100,000
2013	100,000

Total Long-Term Debt	$859,634

NOTE 9 - INCOME TAXES

In connection with the sale of the New Hope facility on April 7, 2008, the Company recorded a pre-tax gain of approximately $1,593,222.  The Company recorded tax expense of $594,272 and decreased the deferred tax assets by the corresponding amount.  The gain on the sale of the New Hope facility, net of tax, is included in discontinued operations.

Due to continuing operating losses, the Company has recorded a valuation allowance on its deferred tax assets for operating losses (excluding the gain on the building sale as noted above) before income taxes that were recorded for the six months ending June 30, 2008.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and expires on August 31, 2016.  The lease was amended in May 2008 for additional space, a sprinkler system improvement being added, and the term being extended through August 31, 2018.  The monthly base rent increases from $16,900 to $24,400 over the revised term of the lease. In addition, the Company is contractually obligated to pay for costs up to $88,000 relating to the sprinkler system.  The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses.

Index

Future minimum lease payments are as follows for the years ending June 30:

2009	$186,059
2010	216,122
2011	224,014
2012	233,359
2013	242,974
Thereafter	1,421,329

Total	$2,523,857

Other Commitments

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $525,000 in 36 monthly installments of $14,583 for research and development services beginning June 1, 2008, (ii) $200,000 in 24 monthly installments of $8,333 for product support services beginning June 1, 2008.  In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement.

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $180,000 in 36 monthly installments of $5,000 for research and development services beginning June 1, 2008, (ii) $100,000 in 24 monthly installments of $4,166 for product support services beginning June 1, 2008.  In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement.

NOTE 11 - CONCENTRATIONS

Major Customers

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the six months ended June 30:

	2008	2007
Customer A	$632,546	$646,065
Customer B	*	447,615
Customer C	*	*

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the three months ended June 30:

	2008	2007
Customer A	$190,984	$177,936
Customer B	*	114,901
Customer C	314,020	*

The Company had receivable balances greater than 10% of its accounts receivable from the following unaffiliated customers:

	June 30, 2008	December 31, 2007
Customer A	$260,904	$321,934
Customer B	*	579,127
Customer C	285,620	*

*Did not represent more than 10% of the Company’s revenues or accounts receivable for the period indicated.

Index

Foreign Sales

Included in the consolidated statements of operations are foreign sales related to continuing operations of 922,733 and $595,232 for the six months ended June 30, 2008 and 2007, respectively, and $489,235 and $452,202 for the three months ended June 30, 2008 and 2007, respectively.

Foreign Inventory

Included in the consolidated balance sheets are international inventories related to continuing operations of $216,781 and $196,154 at June 30, 2008 and December 31, 2007, respectively.  Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision products.

NOTE 12 - DISCONTINUED OPERATIONS

Vaddio product line sale

The sale of Nature Vision’s Vaddio product line to New Vad, LLC (New Vad) closed on February 5, 2007 pursuant to the terms of the asset purchase agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372, which consisted of $710,694 in cash at closing and $46,678 in assumed paid time off. In addition, Nature Vision will receive 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. The potential deferral proceeds of up to $750,000 will be recorded when earned and collection is deemed probable.  Deferred sale proceeds of $161,346 and $79,699 were recorded during the six months and three months ended June 30, 2008, respectively.  There is $535,000 remaining of the deferred sale proceeds to be recorded and collected at June 30, 2008.

As part of the transaction, the parties also entered into a consignment sale agreement, providing for the sale of Nature Vision’s inventory to New Vad over the next 12 months at a book value estimated to be $2,031,359. Under the terms of the consignment sale agreement, New Vad purchased, at the Company’s cost, the consigned inventory from Nature Vision as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory was purchased. The Company has sold all of its inventory to New Vad as of June 30, 2008.

Gain on sale of building

On April 7, 2008, the Company sold its facility located in New Hope, Minnesota. Under the terms of the Agreement, the Buyer purchased from the Company the real property, building, improvements and certain personal property for a purchase price of approximately $2,400,000.  The Company recorded a gain of $998,950 ($1,593,222 pretax gain less income taxes of $594,272) that is included in discontinued operations.  The Company used $1,917,000 of the proceeds from the sale to pay off the mortgage loan with M&I Business Credit, LLC with the remainder used for general working capital purposes.

The following are condensed statements of the discontinued operations (Vaddio and gain on sale of building) for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

Sales, Net	$-	$-	$-	$736,802
Cost of good sold	-	123,017	-	697,780
Gross profit	-	(123,017)	-	39,022

Selling, general, and administrative	8,421	(4,567)	45,491	269,437
Income (loss) from operations	(8,421)	(118,450)	(45,491)	(230,415	) ) )

Other income (expense)	-	50,000	-	50,000
Gain on sale of building, net of tax	998,950	-	998,950	-
Gain on sale of equipment	-	163,000	-	163,000
Gain on sale of Vaddio product line	79,699	75,123	161,346	152,612

Income (Loss) and gain from discontinued operations	1,070,228	169,673	1,114,805	135,197

Provision for income taxes	-	(14,000)	-	-

Gain from discontinued operations	$1,070,228	$155,673	$1,114,805	$135,197

Index

Assets and liabilities retained relating to the discontinued operations (Vaddio) consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007
Current assets retained relating to discontinued operations:
Accounts receivable	$-	$44,999
Inventory	-	298,414
Total	$-	$343,413

Current liabilities retained relating to discontinued operations:
Accrued transaction costs	-	25,952
Total	$-	$25,952

NOTE 13 - SUPPLEMENTAL CASH FLOWS

	2008	2007

Supplemental Cash Flow Disclosures
Cash paid for interest	$204,252	$148,438
Cash paid for income taxes	-	5,000

Noncash investing and financing activities
Proceeds from sale of Vaddio fixed assets included in current assets retained related to discontinued operations		163,000
Transaction costs related to sale of segment included in current liabilities retained related to discontinued operations	$-	43,000

Supplemental cash flow information regarding the Company’s acquisition of assets associated with Innovative Outdoors
Fair value of assets acquired	$193,325
Less liabilities assumed	-
Net assets acquired	193,325
Less note payable issued	(182,572)
Less cash acquired	-
Net	$10,753

Supplemental cash flow information regarding the Company’s acquisition of assets associated with MarCum Technologies
Fair value of assets acquired	$759,521
Less liabilities assumed	-
Net assets acquired	759,521
Less note payable issued	-
Less cash acquired	-
Net	$759,521

Supplemental cash flow information regarding the Company’s acquisition of assets associated with Castaic Softbait brand
Fair value of assets acquired	$505,251
Less liabilities assumed	(82,860)
Net assets acquired	422,391
Less note payable issued	(81,750)
Less cash acquired	-
Net	$340,641

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

With the divesture of its photo equipment division Vaddio, the Company focused its resources on expanding its outdoor recreation products.  On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation, for $323,310.   The purchase provided the Company with downrigger display technology that complimented its Vector line of downrigger trolling products.

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

On January 21, 2008, the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement. The purchase provided the Company with a proven fishing tackle product platform. The addition of the Castaic Softbait brand provided Nature Vision with not only a proven fishing tackle product platform, but also helped generate additional revenues during the spring and summer periods, traditionally the Company’s slower seasons. Castaic Softbait’s brand founder Jason Scott remains active within the organization, as a research and development director for Nature Vision’s tackle division.

Index

On April 30, 2008, Nature Vision closed on the acquisition of certain assets of MarCum Technologies, Inc. (MarCum) a manufacturer and distributor of electronic sonar and underwater camera devices, pursuant to the terms of an Asset Purchase Agreement. The transaction involved the acquisition by Nature Vision of select equipment, inventories, intellectual property, and general intangibles of MarCum for a purchase price of approximately $760,000.

The long-term plans for the Company are to continue to expand its sales base in the outdoor recreational markets. This growth will be achieved organically and through anticipated strategic acquisitions.

Revenue

Revenue consists of sales of our products net of returns and allowances. Revenue includes sales via orders from distributors, dealers and direct consumers and includes customer service and shipping charges. New product innovation through the use of technology will continue to be the basis of our organic growth. Demand for our outdoor recreation products is seasonal, with the majority of sales occurring in the fourth and first quarters. We will continually look to strategic acquisitions to provide penetration into new product categories and distribution channels as well as level seasonality.

Cost of Goods Sold

Cost of goods sold for our products consists of the cost of direct materials, labor to produce the products, freight in, import duty, depreciation of production equipment, amortization of molds and patents, warehousing, associated management, occupancy costs, customer service and warranty, shipping and receiving costs, quality assurance and other indirect manufacturing costs. Cost of goods sold can fluctuate based on the product mix sold for a given period. Increasing oil costs continue to drive up the cost of components and freight to receive and ship products. In addition, currency fluctuations can impact our landed costs in the U.S.A. We continue to evaluate make in-house versus outsource opportunities to minimize product costs. We look to increase our purchasing capacities and distribution abilities in order to achieve efficiencies in certain operating costs.

Gross Profit

We define gross profit as the difference between revenue and cost of goods sold. We believe that gross profit is our best metric to manage the business on a divisional and product line basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include directly identifiable operating costs and other expenses. The majority of these costs are fairly consistent from month to month, with the exception of advertising and sales commissions. Selling expenses consist of payroll, commissions, product management, marketing, advertising and customer relationship costs. General and administrative expenses include payroll, product design, product development, engineering, order processing, management information systems, accounting and administrative costs. Other costs consist primarily of interest on the existing line of credit. The interest rate on the credit facility floats with prime, at prime plus ..75%.

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

Index

Trends and Opportunities

Retail Expansion by Larger Customers. Our large customers, such as Cabela’s, Bass Pro Shops and Gander Mountain continue to represent a large concentration of our revenue. Our smaller customers continue to decline in quantity and quality. These new large retail store expansion plans have and will continue to provide significant opportunities for growth at the expense of the smaller owner operator establishments. We anticipate the number of customers within the Outdoor recreation products market to continue to reduce as the average size of our customer continues to increase. This consolidation puts significant pressure on the business with its increased reliance on fewer customers. Failure to continue business with an existing customer or even maintain an existing sales level with a customer could have a significant impact on earnings.

Increased Inventories. As of June 30, 2008 inventory has increased in comparison to June 30, 2007.  Inventory increased primarily relating to the purchases of Cass Creek, Castaic and MarCum.  We currently have stock in place to fulfill incoming orders and management feels that the inventory is readily saleable. We anticipate the ability to increase inventory turnover during future quarters, with a corporate goal during 2008 to achieve a 2.0 turnover ratio compared to approximately a 1.7 ratio during fiscal 2007 and 2006. An inventory turnover ratio greater than 2.0 maybe difficult to achieve as the Company experiences approximately a twelve-week lead time to land goods from foreign markets. Should sales of existing products not achieve forecasted levels, such inventory turnover goals and reductions may not be obtainable.

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

Increased interest costs. Given the cyclical nature of our business we are reliant on a credit facility. As the Company continues to grow, additional borrowings maybe necessary.  An increased debt structure and changing interest rates may impact the costs of operating the business. If we are unable to obtain favorable financing arrangements it may impact the ability of the Company to expand.

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

Foreign Currency. The Company sources a significant amount of its products from overseas.  As foreign currencies fluctuate with the U.S. dollar, it may impact the overall profitability of the operations.

Results of Operations

The following table provides the percentage change in our net sales, gross profit, loss from operations, and net income (loss) for the three months and six months ended June 30, 2008 and June 30, 2007:

(in thousands)	Three months ended June 30		Increase (Decrease)	Six months ended June 30		Increase (Decrease)
	2008	2007		2008	2007
NET SALES	$1,450	$768	88.8%	$3,817	$2,524	51.2%

GROSS PROFIT (LOSS)	(2)	(109)	98.2%	647	200	223.5%

LOSS FROM OPERATIONS	(898)	(970)	7.4%	(1,366)	(1,627)	16.0%

NET INCOME (LOSS)	$74	$(1,152)	106.4%	$(518)	$(1,601)	67.6%

Index

The following table presents our gross profit, loss from operations and net loss as a percentage of net sales for the three months and six months ended June 30, 2008 and June 30, 2007:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

GROSS PROFIT (LOSS)	(0.1%)	(14.2%)	17.0%	7.9%

LOSS FROM OPERATIONS	(61.9%)	(126.3%)	(35.8%)	(64.5%)

NET LOSS	5.1%	(150.0%)	(13.6%)	(63.4%)

Net sales for the quarter ending June 30, 2008 of $1,450,000 were up by $682,000, or 88.8% compared to net sales of $768,000 during the same period last year.  Year to date net sales for the six months ending June 30, 2008 of $3,817,000 were up by $1,293,000, or 51.2% compared to net sales of $2,524,000 during the same period last year.

Net sales gains for the second quarter were primarily driven through acquisitions and strong sales of viewing systems. Recent acquisitions during the last two years have produced net sales gains during the second quarter of 2008 totaling $453,000 with Cass Creek, Crazy Crank/Castaic and Fish Hawk delivering net sales gains of $267,000, $154,000 and $32,000, respectively. In addition, net sales of viewing systems were up by $312,000 or 136.8%. Overall, net sales gains during the second quarter were also favorably impacted by actual returns of products which are down by 57.3% compared to the same period last year.

Net sales gains for the six months ending June 30, 2008 were also driven through acquisitions and strong sales of viewing systems. With recent acquisitions producing net sales gains during the first half  of 2008 totaling $1,035,000 with Cass Creek, Crazy Crank/Castaic and Fish Hawk delivering net sales gains of $790,000, $196,000 and $49,000 respectively. In addition, net sales of viewing systems were up by $426,000 or 28.1%. Overall, net sales gains during the first half of 2008 were also favorably impacted by actual returns which are down by 35.1% compared to the same period last year.

Gross loss yield during the second quarter ending June 30, 2008 of ($2,000), or (0.1%) of net sales, compared favorably to ($109,000), or (14.2%) of net sales, during the second quarter of 2007. Year to date gross profit yield during the first half of 2008 of $647,000, or 17.0% of net sales, compared favorably to $200,000, or 7.9% of net sales, during the same period last year.  Gross profit gains during the aforementioned periods were primarily driven by higher margins associated with the acquisition of the Cass Creek product line and the favorable impact of less returns.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the quarter ending June 30, 2008 of $896,000, or 61.9% of sales, were up from spending of $861,000, or 112.1% of sales during the comparative period in fiscal 2007 and continue to improve favorably on a percentage of sales basis. Selling, general and administrative costs have increased due to higher commissions, higher research & development expenses, and higher sales management expenses and were partially offset by lower advertising and accounting costs. Commission expenses have increased due to and proportionate to sales gains. Sales Management expenses are up due to the acquisition of Castaic and a planned expansion in the Muskie fishing category.  Advertising expenses have decreased as part of a corporate strategy to reduce overall costs and allocate spending more precisely by sales category and margin performance. Accounting fees were down relative the comparative period in fiscal 2007 and were primarily as a result of the timing of the expenses related to the preparation of the form 10-KSB, which were expensed during the first quarter. Research and development expenses increased to $50,000 for the three months ended June 30, 2008 from $37,000 for the three months ended June 30, 2007.

Total selling, general and administrative expenses for the six months ending June 30,2008 of $2,013,000, or 52.7% of sales, were up from spending of $1,827,000, or 72.4% of sales during the comparative period in fiscal 2007.  Selling, general and administrative costs have increased due to higher commissions, higher research & development expenses, and higher sales management expenses and were partially offset by lower advertising costs.  Research and development expenses increased to $110,000 for the six months ended June 30, 2008 from $51,000 for the six months ended June 30, 2007.

Index

Liquidity and Capital Resources

The Company had a cash balance of $0 at June 30, 2008 compared to $131,487 at December 31, 2007. The change is a combination of many economic factors including the results of operations, new borrowings, and the daily cash management of the Company.  Since the Company is a net borrower and maintains an open line of credit, our daily cash management strategy is to hold a minimum cash balance in order to minimize debt and related interest expense.  Cash provided from operations was $983,000 for the six months ended June 30, 2008.  Cash provided from operating activities during the first six months of 2008 were primarily relating to depreciation and amortization of $383,000, , a decrease in accounts receivable of $1,987,000, decrease in inventories of $690,000, and a decrease in prepaid expenses of $89,000. These amounts were partially offset by operating activities consuming cash, including a net loss of $518,000, gain on sale of discontinued operations of $161,000, net gain after tax on building sale of $999,000, the reduction of accounts payable of $170,000, lower accrued expenses of $309,000, and payments of $36,000 of deferred retirement benefits.

Cash provided by investing activities was $1,420,000 for the six months ended June 30, 2008 and primarily resulted from net proceeds from the building sale of $2,295,000 and cash provided by the sale of discontinued operations and related working capital totaling $479,000, partially offset by the purchase of the assets associated with acquisitions of the Castaic Softbait and MarCum brands and purchases of property and equipment.

The Company received various cash proceeds from the sale of assets from discontinued operations of $317,000 and deferred sale proceeds associated with the discontinued operations of $161,000.

On January 21, 2008 the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement. The purchase provides the Company with a proven fishing tackle product platform.  The total purchase price net of promissory notes and liabilities was $341,000.

On April 30, 2008, the Company acquired certain assets of MarCum Technologies, Inc. (MarCum), a manufacturer and distributor of electronic sonar and underwater camera devices, pursuant to the terms of an asset purchase agreement. The transaction involved the acquisition by Nature Vision of select equipment, inventories, intellectual property, general intangibles of MarCum for a purchase price of approximately $760,000.

In addition, the Company purchased $243,000 of property, equipment, and intangibles during the six months ended June 30, 2008.

Cash used in financing activities was $2,534,000 for the six months ended June 30, 2008. Financing activities consuming cash include net payments on the Company’s line of credit of $574,000, pay off of the building mortgage totaling $1,900,000 and principal payments on other long-term debt of $105,000.  Financing activities providing cash include an increase of checks issued in excess of cash in bank of $45,000.

As of June 30, 2008, working capital increased to $1,961,000 from $1,062,000 at December 31, 2007. The Company’s current ratio, as of June 30, 2008, is 1.59 compared with 1.15 at December 31, 2007.  The Increase in working capital is primarily driven by net proceeds on the building sale of approximately $2,294,000 and the two year extension of the related party note of $1,000,000 partially offset by the year-to-date net loss of $518,000 and the cost of acquisitions.

The Company maintains a line of credit for financing inventory and accounts receivable up to $6,000,000 at prime plus .75%.  The prime rate at June 30, 2008 was 5.00%.  As of June 30, 2008, the Company had the ability to borrow amounts of up to approximately $2,655,000 under the facility for working capital requirements.  The loan is secured against the accounts receivable, inventory, equipment and other assets of the Company. The $2,000,000 mortgage secured against the New Hope building was paid off upon closing of the building sale. Borrowings under the line are subject to advanced rates of 75% of eligible accounts receivable and 50% of eligible inventory.  The line of credit facility is considered a demand type loan and henceforth does not have a maturity date.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain parameters outlined by the bank.  The agreement requires, and the Company is in compliance with, the following affirmative covenant, as of June 30, 2008, minimum net worth (including subordinated debt) of $5,500,000, and minimum tangible net worth of $2,200,000.  Management believes short-term liquidity needs of the Company will be provided through working capital and the line of credit, and will be sufficient to finance operations for a period of at least the next 12 months. Management anticipates continued advances against the line of credit to fund anticipated sales growth in future quarters.

The Company sold its Vaddio product line to New Vad, LLC on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The original purchase price paid by the Buyer was $757,372 which consisted of $710,694 in cash at closing and $46,678 in assumed vacation pay. The Company utilized the net proceeds to pay down the contract payable liability that was retained by the Company in the sale and to reduce the line of credit. In connection with the agreement, Nature Vision will receive 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. Through June 30, 2008, the Company has received $215,000 in royalty payments.  The proceeds from these deferred payments are recognized into income as received. In addition, the parties entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad LLC over the next 12 months at a book value estimated to be $2,031,359.  As of June 30, 2008, the entire inventory has been sold and paid to Nature Vision.

Index

It is management’s belief that it will fund any potential acquisitions through additional financing and the potential issuance of common stock. Management believes that any additional long-term debt requirements and additional lines of credit will be available. There is no assurance, however, that the Company will be able to obtain the necessary financing, if needed, or on terms acceptable to the Company.

We incurred a net loss for the six months ended June 30, 2008 and 2007 of $518,000 and $1,601,000, respectively.  In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken, including efforts to reduce expenses.  In addition, we believe that other sources of liquidity are available, which may include the expansion of our credit facility.  However, there is no assurance that these other sources of liquidity will be available or on terms acceptable to the Company.

Management believes that existing, current and future lending capacity and cash generated from operations will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2008, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

 Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s sales and warranty reserve, revenue recognition, accounts receivable reserves, long-lived assets, inventory reserves, and deferred taxes policies. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in or incorporated by reference in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on these criteria. This report does not include an attestation report of Nature Vision’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Nature Vision’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Nature Vision to provide only management’s report in this report.

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

(a)  The registrant held its annual meeting of shareholders on May 2, 2008.

(b)  Not applicable.

(c)  Set forth below are the matters voted upon at the registrant’s annual meeting.  All proposals were approved by the registrant’s shareholders.

Proposal No. 1 – Election of one Class II director to hold office for three-year term or until is successor is elected or appointed:

Common shares voting in favor of Scott S. Meyers: 2,110,381.
Common shares voting to withhold authority: 82,751.

(d)  Not applicable.

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

NATURE VISION, INC.

Date: August 7, 2008	By:	/s/ Jeffrey P. Zernov
Its: Chief Executive Officer and President

Date: August 7, 2008	By:	/s/ David M. Kolkind
Its: Chief Financial Officer