Form 10-Q
period 2008-09-30
NATURE VISION, INC.
filed 2008-11-14
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number :  0-7475

_______________________

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
☒  Yes  ☐  No

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
☐  Yes  ☒  No

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of November 12, 2008, was 2,312,583.  The registrant has no other classes of securities outstanding.

NATURE VISION, INC.
INDEX

Index

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	Unaudited
	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$-	$131,487
Accounts Receivable, net	1,526,572	2,774,618
Inventories, net	5,566,697	4,769,648
Current Portion of Prepaid Expenses	204,481	229,594
Current Assets Retained Relating to Discontinued Operations	221,805	343,413
Total Current Assets	7,519,555	8,248,760

PROPERTY AND EQUIPMENT, NET	1,989,767	1,555,052

NON-CURRENT ASSETS
Building and Land Held for Sale, net	-	701,719
Prepaid Expenses, net of Current Portion	36,183	47,468
Deferred Income Taxes	-	1,022,546
Goodwill	666,373	666,373
Intangibles, net	1,622,352	1,056,746
Total Non-Current Assets	2,324,908	3,494,852

TOTAL ASSETS	$11,834,230	$13,298,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks Issued in Excess of Cash in Bank	$131,119	$-
Current Portion of Long-Term Debt	289,540	2,133,333
Note Payable – Related Party	-	979,159
Current Portion of Deferred Retirement Benefits	62,051	74,657
Line of Credit, Bank	3,738,321	2,537,835
Accounts Payable	1,183,130	558,040
Accrued Payroll and Payroll Taxes	112,580	166,758
Accrued Expenses	642,387	710,654
Current Liabilities Retained Relating to Discontinued Operations	-	25,952
Total Current Liabilities	6,159,128	7,186,388

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	559,848	466,667
Note Payable – Related Party	912,238	-
Deferred Retirement Benefits, Net of Current Portion	437,349	483,214
Total Non-Current Liabilities	1,909,435	949,881

Total Liabilities	8,068,563	8,136,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding were 2,312,583 at September 30, 2008 and December 31, 2007	370,013	370,013
Additional Paid-In Capital	7,107,579	7,005,553
Accumulated Deficit	(3,711,925)	(2,213,171)
Total Stockholders’ Equity	3,765,667	5,162,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,834,230	$13,298,664

See accompanying notes to consolidated financial statements.

Index

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

SALES, NET	$2,199,853	$1,528,700	$6,017,084	$4,052,631

COST OF GOOD SOLD	1,882,706	1,202,788	5,053,292	3,526,628

GROSS PROFIT	317,147	325,912	963,792	526,003

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,040,954	738,990	3,053,862	2,565,694

LOSS FROM OPERATIONS	(723,807)	(413,078)	(2,090,070)	(2,039,691)

OTHER INCOME (EXPENSE)
Interest expense	(131,776)	(70,888)	(396,941)	(197,002)
Interest income	-	-	-	15,301
Other expenses	(419)	(1,721)	(2,078)	(373)

Net Other Income (Expenses)	(132,195)	(72,609)	(399,019)	(182,074)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(856,002)	(485,687)	(2,489,089)	(2,221,765)

PROVISION FOR INCOME TAX EXPENSE	428,274	-	428,274	-

LOSS FROM CONTINUING OPERATIONS	(1,284,276)	(485,687)	(2,917,363)	(2,221,765)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	303,804	(43,482)	1,418,609	91,715

NET LOSS	$(980,472)	$(529,169)	$(1,498,754)	$(2,130,050)

Loss from continuing operations per common share
Basic	$(0.56)	$(0.21)	$(1.26)	$(0.97)
Diluted	$(0.56)	$(0.21)	$(1.26)	$(0.97)

Gain (loss) from discontinued operations per common share
Basic	$0.14	$(0.02)	$0.61	$0.04
Diluted	$0.14	$(0.02)	$0.61	$0.04

Net loss per common share
Basic	$(0.42)	$(0.23)	$(0.65)	$(0.93)
Diluted	$(0.42)	$(0.23)	$(0.65)	$(0.93)

Weighted average common shares
Basic	2,312,583	2,312,583	2,312,583	2,278,723
Diluted	2,312,583	2,312,583	2,312,583	2,278,723

See accompanying notes to consolidated financial statements.

Index

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,498,754)	$(2,130,050)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	593,354	337,268
Gain on sale of discontinued operations	(465,150)	(189,440)
Gain on disposal of equipment	-	(163,689)
Loss on impairment of tooling	28,180	-
Gain on sale of building, net of income taxes	(998,950)	-
Stock based compensation	1,726	-
Provision for deferred income taxes	428,274	-
Amortization of original issue discount	33,379	-
Changes in operating assets and liabilities
Accounts receivable	1,248,046	1,878,314
Inventories, net	(537,393)	(308,695)
Prepaid expenses	36,398	76,256
Accounts payable	625,090	8,260
Income taxes payable	-	(5,000)
Accrued payroll and payroll taxes	(54,178)	(127,203)
Accrued expenses	(151,127)	(366,587)
Payments on deferred retirement benefits	(58,471)	(55,153)

Net Cash Flows from Operating Activities	(769,576)	(1,045,719)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(365,564)	(273,553)
Proceeds from sale of property and equipment	-	163,689
Purchase of assets associated with Castaic Softbait Brand	(340,641)	-
Purchase of assets from MarCum Technologies	(759,521)	-
Purchase of assets from Innovative Outdoors	(10,753)	-
Purchase of Cass Creek assets, net of cash received and promissory note	-	(2,100,832)
Purchase of Fish Hawk assets, net of inventory payment and promissory note	-	(154,331)
Proceeds from sale of building	2,294,941	-
Proceeds from sale of life insurance policies	-	148,310
Proceeds from sale of discontinued operations, net	243,345	444,629
Payments received on note receivable	-	300,000
Net proceeds from sale of working capital associated with discontinued operations	317,461	2,359,683
Purchases of intangible assets	(11,796)	-

Net Cash Flows from (used in) Investing Activities	1,367,472	887,595

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in checks issued in excess of cash in bank	131,119	(71,394)
Net receipts (payments) on line of credit, bank	1,200,486	(1,050,000)
Proceeds from current note payable	-	2,000,000
Principal payments on long-term debt	(2,060,988)	-
Cash received on exercise of options	-	77,613
Payments on contract payable	-	(762,231)

Net Cash Flows from (used in) Financing Activities	(729,383)	193,988

Net Change in Cash and Cash Equivalents	(131,487)	35,864

CASH AND CASH EQUIVALENTS - January 1, 2008 and 2007	131,487	2,344

CASH AND CASH EQUIVALENTS – September 30, 2008 and 2007	$-	$38,208

See accompanying notes to consolidated financial statements.

Index

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Nature Vision, Inc. (the Company or we) is an outdoor recreation products Company.  The Company designs and markets primarily outdoor recreation products for the sport fishing and sport hunting markets.  The Company grants unsecured credit to its customers which are primarily retailers, dealers and consumers located throughout the United States and Canada.  The Company contracts with outside organizations for the manufacture and sale of its products.  The geographic market in which the Company competes consists of the entire United States and Canada and, to a lesser extent some foreign countries.

On October 20, 2006, Nature Vision, Inc. sold the Norman product line (Norman) of its Photo Control division and renamed the division the Vaddio Division.  On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio).  The Norman and Vaddio divisions designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and sold products used in the video conferencing and presentation industry. The assets and liabilities of Vaddio at September 30, 2008 and December 31, 2007 met the requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company did not have any significant involvement in the operations after the sale. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s outdoor recreation products.  As a result of the sale of the Vaddio and Norman divisions, the Company has only one segment.

LIQUIDITY

We incurred a net loss for the nine months ended September 30, 2008 and 2007 of approximately $1,499,000 and $2,130,000, respectively.

On April 7, 2008, the Company completed the sale of its facility located in New Hope, MN (see Note 1).

On July 8, 2008, the Company amended its $1,000,000 related party note with a Board Member, extending the notes due date to June 30, 2010 (see Note 6).

On October 27, 2008, the Company borrowed $700,000 from the Company’s Chief Executive Officer that matures on January 1, 2009 (see Note 14).

Management believes that existing positive working capital, additional cash generated from operations during the fourth quarter, available lending capacity from the bank line of credit, and the infusion of cash from subordinated debt, will supply sufficient cash flow to fund operating activities and capital expenditures as well as meet debt service obligations for at least the next twelve months.

In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including a reduction in operating and capital expenditures.  In addition, we believe that other sources of liquidity are available which may include additional subordinated debt, and raising additional capital.  However, there is no assurance that these other sources of liquidity will be available or on terms acceptable to the Company.

INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet at September 30, 2008, and the consolidated statements of operations and cash flows for the nine months and three months ended September 30, 2008 and 2007, are unaudited. The unaudited interim consolidated balance sheet and consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the nine months and three months ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the consolidated financial statements related to these periods are unaudited.  Because of seasonal and other factors, operating results for the nine months and three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Annual Report on Form 10-KSB of the Company filed with the Securities and Exchange Commission.

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

If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique.  Net intangible assets and long-lived assets amounted to $3.6 million as of September 30, 2008.

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them.  We use historical financial information, internal plans, and projections and industry information in making such estimates.

We did recognize impairment charges (included in cost of goods sold) for our long-lived assets, including intangible assets during the nine months ended September 30, 2008 and 2007 of $28,180 and $0.  While we currently believe the expected cash flows for the Company’s remaining long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses.  In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge.  Such impairment would adversely affect our earnings.

DISCONTINUED OPERATIONS

On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division.

These assets met the requirements of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sales and the Company did not have any significant involvement in the operations after the sales. The results of the Vaddio product line is presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled “Assets/Liabilities retained relating to discontinued operations”. In accordance with Emerging Issues Task Force (EITF) 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 12).

Index

BUILDING AND LAND HELD FOR SALE

In November 2006, management signed an agreement and began marketing for sale the building and land located in New Hope, Minnesota. As a result, we discontinued recording depreciation on the building in the fourth quarter of the year ended December 31, 2006.  Accordingly, we reflected the carrying value of the building as held for sale as of and December 31, 2007.  On April 7, 2008, the Company sold its facility located in New Hope, Minnesota. Under the terms of the Agreement, the Buyer purchased from the Company the real property, building, improvements and certain personal property for a purchase price of approximately $2,400,000.  The Company recorded a gain of $998,950 ($1,593,222 pretax gain less income taxes of $594,272) that is included in gain from discontinued operations for the nine months ended September 30, 2008.  The Company used $1,917,000 of the proceeds from the sale to pay off the mortgage loan with M&I Business Credit, LLC with the remainder used for general working capital purposes.

GOODWILL AND INTANGIBLE ASSETS

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis.  Goodwill is subject to an impairment test in the fourth quarter of each year.  The balance of goodwill related to the Cass Creek International, LLC (Cass Creek) and Fish Hawk Electronics (Fish Hawk) acquisitions (Note 2) and which combined totaled $666,373 at September 30, 2008 and December 31, 2007.

Other intangible assets consisted primarily of patents and identifiable intangible assets including customer lists, other intellectual property and non-compete agreements, which are being amortized using the straight-line method over their estimated useful lives ranging from three to nineteen years.

The long-term portion of prepaid expenses consists of deferred financing costs of $36,183 and $47,468 at September 30, 2008 and December 31, 2007, respectively.

If circumstances change, the estimates of fair value will also change and could necessitate an impairment charge that reduces the carrying value of goodwill or intangible assets.  Management considered whether the loss from continuing operations constituted a triggering event to assess impairment of goodwill and/or identifiable intangible assets, however, based on the seasonality of the Company’s sales cycle and growth initiatives, management believes that it is too early to assess if the unfavorable conditions are short-term in nature that will be recovered in the future.  Thus management believes a triggering event has not occurred.  The Company is in the process of evaluating its forward projections and growth initiatives in light of the current economic conditions which are scheduled to be completed in the fiscal fourth quarter.  If any impairment is identified, the related adjustment to goodwill and/or other identifiable intangible assets will be recorded against fourth quarter operations and may or may not be material.

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

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to continuing operations was $215,000 and $300,000 at September 30, 2008 and December 31, 2007, respectively. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate. The following table provides the activity through the returns and warranty accounts as recorded and charged against the reserve relating to continuing operations for the nine months ended September 30, 2008 and 2007.

	2008	2007

Accrued balance - beginning	$300,000	$175,000
Provision	494,000	1,000,000
Claims incurred	(579,000)	(950,000)

Accrued balance - ending	$215,000	$225,000

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

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the nine months ended September 30, 2008 and 2007.

The following assumptions were used to calculate the value of the options granted during the nine months ended September 30, 2008: dividend yield of 0%, risk-free interest rate of 3%, expected life equal to 3.5 years – 5 years, and volatility of 76% - 106%.  The following are the assumptions used for the Black-Scholes model:

•	The Company calculates expected volatility for stock options and awards using historical volatility.
•	The Company used 0% as a forfeiture rate and the Company does not consider forfeitures to be material.

Index

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

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  As of September 30, 2008, there was $31,043 of total unrecognized compensation costs related to the outstanding options, which is expected to be recognized over a period of 36 months.

The weighted average fair value of stock options granted on the date of grant during the nine months ended September 30, 2008 was $.82.

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with EITF 96-18.

NET LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the nine months and three months ended September 30, 2008 and 2007. Anti-dilutive options and warrants were 339,450 and 99,450 at September 30, 2008 and 2007, respectively.

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

We are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the consolidated statement of operations in each period in which the allowance is increased.

During the third quarter of 2008, we increased our valuation allowance for the entire amount of our deferred tax assets, due to the uncertainties surrounding our ability to utilize some or all of our deferred tax assets. The increase in the valuation allowance resulted in $428,274 income tax expense for the three and nine months ended September 30, 2008.

If the realization of the deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability.

The Company adopted the provisions of FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 on January 1, 2007.  FIN 48 prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns.  As a result of the implementation of FIN 48, the Company reclassified $400,000 of deferred tax liabilities to unrecognized tax benefits with no impact to previously recorded retained earnings.  The amount of the unrecognized tax benefits adjusted the net operating loss carryforward for federal purposes by approximately $1,000,000.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The Company has no material amount of accrued liabilities for interest or penalties recorded related to unrecognized tax benefits.  The federal and state tax returns are open to examination for the years 2005-2007.

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

Index

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

The results of Cass Creek, Fish Hawk, MarCum, Innovative Outdoors, and Castaic Softbait brand have been included in the consolidated financial statements since the date of the acquisitions.  The following un-audited pro forma condensed results of operations for the nine months and three months ended September 30, 2008 and September 30, 2007 give effect to the acquisitions of MarCum and Cass Creek as if such transaction had occurred on January 1, 2007.  The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transaction in fact had occurred at such date or to project the Company's results of future operations.

For the nine months ended September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
	As reported	Pro forma	As reported	Pro forma
Net sales	$6,017,084	$6,261,373	$4,052,631	$5,467,462
Loss from continuing operations	(2,917,363)	(3,217,912)	(2,221,765)	(1,791,963)
Gain from discontinued operations	1,418,609	1,418,609	91,715	91,715
Net loss	(1,498,754)	(1,799,303)	(2,130,050)	(1,700,248)
Loss per common share:
Basic	$(.65)	$(.78)	$(.93)	$(.75)
Diluted	$(.65)	$(.78)	$(.93)	$(.75)

For the three months ended September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
	As reported	Pro forma	As reported	Pro forma
Net sales	$2,199,853	$2,199,853	$1,528,700	$2,108,164
Loss from continuing operations	(1,284,276)	(1,284,276)	(485,687)	(441,096)
Gain from discontinued operations	303,804	303,804	(43,482)	(43,482)
Net income (loss)	(980,472)	(980,472)	(529,169)	(484,578)
Income (loss) per common share:
Basic	$(.42)	$(.42)	$(.23)	$(.21)
Diluted	$(.42)	$(.42)	$(.23)	$(.21)

Index

NOTE 3 - INVENTORIES

Inventories consisted of the following at:

	September 30, 2008	December 31, 2007

Raw Materials	$2,938,196	$1,953,000
Finished Goods	2,803,501	3,011,510

Total	5,741,697	4,964,510
Less: Valuation Allowance	(175,000)	(194,862)

Inventories, net	$5,566,697	$4,769,648

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2008	December 31, 2007

Tooling	$1,544,477	$1,268,868
Office furniture and equipment	549,809	459,586
Warehouse equipment	435,588	305,724
Vehicles	27,697	20,279
Leasehold improvements	313,675	256,750
Construction in progress	145,813	106,717

Total	3,017,059	2,417,924
Less: Accumulated depreciation	(1,027,292)	(862,872)

Net	$1,989,767	$1,555,052

Index

NOTE 5 - INTANGIBLES

Schedule of Intangible Assets at September 30:

	2008

	Gross Amount	Accumulated Amortization	Net Value at September 30, 2008

Intangible assets subject to amortization:
Trademarks	$214,235	$39,684	$174,551
Non-compete	337,420	74,782	262,638
Customer lists	580,000	113,833	466,167
Intellectual property and related patents	838,961	121,710	717,251
Other	2,000	255	1,745

Totals	$1,972,616	$350,264	$1,622,352

Schedule of Intangible Assets at December 31:

	2007

	Gross Amount	Accumulated Amortization	Net Value at December 31, 2007

Intangible assets subject to amortization:
Trademarks	$109,234	$13,873	$95,361
Non-compete	206,420	28,080	178,340
Customer lists	540,000	27,333	512,667
Intellectual property and related patents	319,865	51,332	268,533
Other	2,000	155	1,845

Totals	$1,177,519	$120,773	$1,056,746

NOTE 6 – RELATED PARTY NOTE PAYABLE AND WARRANTS

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note was unsecured and had an interest rate of 15% (55.8% effective rate by including fair value of warrants amortized over a three month term). Interest was payable on the first day of each month, commencing on December 1, 2007. The entire principal and accrued interest was payable upon demand anytime after January 19, 2008. In connection with the loan, the Company issued warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $2.21. The warrants are exercisable from October 19, 2007 through October 19, 2009. The fair value of the warrants was calculated at $102,010 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 5%, expected life to two years, and volatility of 81%. The resulting original issue discount, the fair value of the warrants, was being amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $20,841 for the nine months ended September 30, 2008 and is included in interest expense.

Index

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (20% effective rate including new warrants issued to the Director and amortized over a two year term).  Interest is payable on the first day of each month commencing on August 1, 2008.  The entire principal and interest is payable upon demand anytime after June 30, 2010.  In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31.  The warrants are exercisable from July 8, 2008 to June 30, 2013.  The fair value of the warrants was calculated at $100,300 using the Black Scholes model.  The following assumptions were used to calculate the value of the warrants: (i) dividend yield of 0%, risk free interest of 3.34%, expected life of 5 years, and volatility of 103%.  The resulting original issue discount, the fair value of the warrants, will be amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $12,538 for the nine months and three months ended September 30, 2008 and is included in interest expense.  The note payable is subordinate to the bank notes (see notes 7 and 8).

NOTE 7 - LINE OF CREDIT, BANK

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank for up to a maximum amount of $6,000,000.  Interest is payable monthly at the greater of 6.0% or prime plus .75% (6.00% at September 30, 2008).  Subsequent to September 30, 2008 an amendment was made to the line of credit agreement changing the interest from prime plus .75% to one month LIBOR plus 3.75% with a minimum interest rate of 5.25% effective December 1, 2008.  The line of credit is collateralized by accounts receivable, inventories, property and equipment, and other assets of the Company.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories. Effective from August 1, 2008 through October 31, 2008 the Company received an over advance amount of $600,000 in order to assist the Company with meeting it’s short term cash flow requirements. In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis.  The balance outstanding on the line of credit was $3,738,321 and $2,537,835 at September 30, 2008 and December 31, 2007, respectively.  The line of credit facility is considered a demand type loan and henceforth does not have a maturity date.

The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain covenants outlined by the bank.  The agreement required the Company to be in compliance with the following affirmative covenants as of September 30, 2008:  minimum stockholders' equity annual increases of $100,000 year over year during the duration of the agreement, minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000.   The Company did not meet the minimum net worth and tangible net worth covenants as of September 30, 2008, but has received a noncompliance waiver from M&I Bank.

Index

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following at:

	September 30, 2008	December 31, 2007

Unsecured Promissory Note – Cass Creek – monthly installments of approximately $10,000 from September 2008 through March 2010, then annual installments of approximately $100,000 beginning September 2010 through September 2012, all payments include interest at 8% , guaranteed by the CEO of the Company.	$490,000	$500,000

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010	66,667	100,000

Demand Term Note – M&I Business Credit, LLC - Paid in full on April 7, 2008 in connection with the sale of the building.	-	2,000,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	44,250	-

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	29,924	-

Unsecured Note Payable – monthly installments of $1,458, including interest at 7%, from August 2008 through July 2010	30,028	-

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	142,465

Unsecured Note Payable –Northern Pacific Center– payable in full on December 31, 2008 plus interest at 7%	46,054	-

Totals	849,388	2,600,000
Less: Current portion	289,540	2,133,333

Net Long-Term Debt	$559,848	$466,667

Future maturities of long-term debt for years ending after September 30, 2008 are as follows:

Total
Year ending September 30:
2009	$289,540
2010	294,463
2011	165,385
2012	100,000
2013	-

Total Long-Term Debt	$849,388

Index

NOTE 9 - INCOME TAXES

In connection with the sale of the New Hope facility on April 7, 2008, the Company recorded a pre-tax gain of approximately $1,593,222.  The Company recorded tax expense of $594,272 and decreased the deferred tax assets by the corresponding amount.  The gain on the sale of the New Hope facility, net of tax, is included in gain from discontinued operations.

During the third quarter of 2008, we increased our valuation allowance for the entire amount of our deferred tax assets, due to the uncertainties surrounding our ability to utilize some or all of our deferred tax assets. The increase in the valuation allowance resulted in $428,274 income tax expense for the three and nine months ended September 30, 2008.

If the realization of the deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and expires on August 31, 2016.  The lease was amended in May 2008 for additional space, a sprinkler system improvement addition, and the term extension through August 31, 2018.  The monthly base rent increases from $16,900 to $24,400 over the revised term of the lease.  The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses.

Future minimum lease payments are as follows for the years ending September 30:

2009	$201,530
2010	218,020
2011	226,147
2012	235,762
2013	245,377
Thereafter	1,359,384

Total	$2,486,220

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

Index

NOTE 11 - CONCENTRATIONS

Major Customers

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the nine months ended September 30:

	2008	2007
Customer A	$753,627	$860,276
Customer B	975,053	990,908
Customer C	566,975	*

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the three months ended September 30:

	2008			2007
Customer A	$		*	$229,370
Customer B		640,143		227,121
Customer C		*		*

The Company had receivable balances greater than 10% of its accounts receivable from the following unaffiliated customers:

	September 30, 2008			December 31, 2007
Customer A	$		*	$321,934
Customer B		578,766		579,127
Customer C		*		*

*Did not represent more than 10% of the Company’s revenues or accounts receivable for the period indicated.

Foreign Sales

Included in the consolidated statements of operations are foreign sales related to continuing operations of 1,015,859 and $476,038 for the nine months ended September 30, 2008 and 2007, respectively, and $412,781 and $152,756 for the three months ended September 30, 2008 and 2007, respectively.

Foreign Inventory

Included in the consolidated balance sheets are international inventories related to continuing operations of $864,987 and $196,154 at September 30, 2008 and December 31, 2007, respectively.  Foreign inventories consist of raw material goods held in Asia and used in the production of Nature Vision products.

NOTE 12 - DISCONTINUED OPERATIONS

Vaddio product line sale

The sale of Nature Vision’s Vaddio product line to New Vad, LLC (New Vad) closed on February 5, 2007 pursuant to the terms of the asset purchase agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372, which consisted of $710,694 in cash at closing and $46,678 in assumed paid time off. In addition, Nature Vision will receive 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. The potential deferral proceeds of up to $750,000 will be recorded when earned and collection is deemed probable.  Deferred sale proceeds of $465,150 and $303,804 were recorded during the nine months and three months ended September 30, 2008, respectively.  Based on the past history of collections, the Company elected to record the deferred sale proceeds as earned rather than collected.  The Company has $212,853 included in other receivables as of September 30, 2008 relating to the deferred sales proceeds.  There is $215,206 remaining of the deferred sale proceeds to be recorded at September 30, 2008.

Index

As part of the transaction, the parties also entered into a consignment sale agreement, providing for the sale of Nature Vision’s inventory to New Vad over the next 12 months at a book value estimated to be $2,031,359.  Under the terms of the consignment sale agreement, New Vad purchased, at the Company’s cost, the consigned inventory from Nature Vision as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory was purchased.  The Company has sold its entire inventory to New Vad as of September 30, 2008.

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

The following are condensed statements of the discontinued operations (Vaddio and gain on sale of building) for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

Sales, Net	$-	$-	$-	$736,802
Cost of good sold	-	4,473	-	702,253
Gross profit	-	(4,473)	-	34,549

Selling, general, and administrative	-	86,526	45,491	355,963
Loss from operations	-	(90,999)	(45,491)	(321,414)

Other income (expense)	-	10,000	-	60,000
Gain on sale of building	-	-	1,593,222	-
Gain on sale of equipment	-	689	-	163,689
Gain on sale of Vaddio product line	303,804	36,828	465,150	189,440

Income (Loss) and gain from discontinued operations	303,804	(43,482)	2,012,881	91,715
Provision for income taxes	-	-	594,272	-
Gain (Loss) from discontinued operations	$303,804	$(43,482)	$1,418,609	$91,715

Index

Assets and liabilities retained relating to the discontinued operations (Vaddio) consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007
Current assets retained relating to discontinued operations:
Accounts receivable	$-	$44,999
Other Receivables	221,805
Inventory	-	298,414
Total	$221,805	$343,413

Current liabilities retained relating to discontinued operations:
Accrued transaction costs	-	25,952
Total	$-	$25,952

NOTE 13 - SUPPLEMENTAL CASH FLOWS

	2008	2007

Supplemental Cash Flow Disclosures
Cash paid for interest	$287,541	$208,596
Cash paid for income taxes	-	5,000

Noncash investing and financing activities
Fair value of stock options issued in exchange for guarantee of debt		$50,256
Leasehold improvements financed through Landlord payable	46,054
Transaction costs related to sale of segment included in current liabilities retained related to discontinued operations	$-	$43,000

Supplemental cash flow information regarding the Company’s acquisition of assets associated with Innovative Outdoors
Fair value of assets acquired	$193,325
Less liabilities assumed	-
Net assets acquired	193,325
Less note payable issued	(182,572)
Less cash acquired	-
Net	$10,753

Supplemental cash flow information regarding the Company’s acquisition of assets associated with MarCum Technologies
Fair value of assets acquired	$759,521
Less liabilities assumed	-
Net assets acquired	759,521
Less note payable issued	-
Less cash acquired	-
Net	$759,521

Supplemental cash flow information regarding the Company’s acquisition of assets associated with Castaic Softbait brand
Fair value of assets acquired	$505,251
Less liabilities assumed	(82,860)
Net assets acquired	422,391
Less note payable issued	(81,750)
Less cash acquired	-
Net	$340,641

Supplemental cash flow information regarding the Company’s acquisition of Cass Creek
Fair value of assets acquired		$2,613,036
Less liabilities assumed		-
Net assets acquired		2,613,036
Less note payable issued		(500,000)
Less cash acquired		(7,176)
Net		$2,105,860

Supplemental cash flow information regarding the Company’s acquisition of Fish Hawk
Fair value of assets acquired		$323,310
Less liabilities assumed		-
Net assets acquired		323,310
Less note payable issued		(100,000)
Less in process research and development expensed		(15,000)
Less cash acquired		-
Net		$208,310

Index

NOTE 14 – SUBSEQUENT EVENT

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15% (39.9% effective rate by including fair value of warrants amortized over a two month term). The entire principal and accrued interest is payable on January 1, 2009.  In connection with the loan, the Company issued warrants to the Chief Executive Officer to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants are exercisable from October 28, 2008 through October 27, 2010. The fair value of the warrants was calculated at $31,071 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 1.49%, expected life to two years, and volatility of 140%. The resulting original issue discount, the fair value of the warrants, are being amortized over the life of the debenture using the straight-line method.

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

Index

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

With the divesture of its photo equipment division Vaddio, the Company has focused its resources on expanding its outdoor recreation products.  On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation, for $323,310.   The purchase provided the Company with downrigger display technology that complimented its Vector line of downrigger trolling products.

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

Other Income (Expense)

Other expense consists primarily of interest on the existing line of credit. The interest rate is at the greater of 6% or prime plus .75%.  As of September 30, 2008 the interest rate was 6%.

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

Trends and Opportunities

Retail Expansion by Larger Customers. Our large customers, such as Cabela’s, Bass Pro Shops and Gander Mountain continue to represent a large concentration of our revenue. Our smaller customers continue to decline in quantity. Consolidation of large retail stores have and will continue to provide significant opportunities for growth at the expense of the smaller owner operator establishments. We anticipate the number of our customers within the outdoor recreation products market to continue to reduce as the average size of our customer continues to increase. This consolidation puts significant pressure on the business with its increased reliance on fewer customers. Failure to continue business with an existing customer or even maintain an existing sales level with a customer could have a significant impact on earnings.

Economic Uncertainty. Our results of operations are materially affected by conditions in the economy generally.  The declining real estate and stock markets, as well as declining business and consumer confidence and increased unemployment, have resulted in an economic slowdown and possibly a recession.  These conditions may adversely affect the demand for our products which may materially adversely affect our business and results of operations.

Decreased Inventories. As of September 30, 2008 inventory has decreased in comparison to September 30, 2007.  Inventory decreased primarily as a result of better management of inventory and timing of customers’ shipments.  We currently have stock in place to fulfill incoming orders and management feels that the inventory is readily saleable. We anticipate the ability to increase inventory turnover during future quarters, with a corporate goal during 2008 to achieve a 2.0 turnover ratio compared to approximately a 1.7 ratio during fiscal 2007 and 2006.   Should sales of existing products not achieve forecasted levels, such inventory turnover goals and reductions may not be obtainable.

Increased oil prices. Increased oil prices may affect us more negatively than our competition. If gasoline prices should materially increase, consumers may opt to reduce the amount of discretionary spending on entertainment items and take fewer vacations. Increased oil prices continue to impact the costs of material components. We rely on outsourced production and the costs for the associated shipping could materially impact the cost of product and gross profit margins.

Index

Increased interest costs. Given the cyclical nature of our business we are reliant on a credit facility. As the Company continues to grow, additional borrowings may be necessary.  An increased debt structure and changing interest rates may impact the costs of operating the business. If we are unable to obtain favorable financing arrangements it may impact the ability of the Company to expand.

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

Results of Operations

The following table provides the percentage change in our net sales, gross profit, loss from operations, and net (loss) for the three months and nine months ended September 30, 2008 and September 30, 2007:

(in thousands)	Three months ended September 30		Increase (Decrease)	Nine months ended September 30		Increase (Decrease)
	2008	2007		2008	2007
NET SALES	$2,200	$1,529	43.9%	$6,017	$4,053	48.5%

GROSS PROFIT	317	326	(2.8%)	964	526	83.3%

LOSS FROM OPERATIONS	(724)	(413)	(75.3%)	(2,090)	(2,040)	(2.5%)

NET LOSS	$(980)	$(529)	(85.3%)	$(1,499)	$(2,130)	29.6%

The following table presents our gross profit, loss from operations and net loss as a percentage of net sales for the three months and nine months ended September 30, 2008 and September 30, 2007:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

GROSS PROFIT	14.4%	21.3%	16.0%	13.0%

LOSS FROM OPERATIONS	(32.9%)	(27.0%)	(35.7%)	(50.3%)

NET LOSS	(44.6%)	(34.6%)	(24.9%)	(52.6%)

Net sales for the quarter ending September 30, 2008 of $2,200,000 were up by $671,000, or 43.9% compared to net sales of $1,529,000 during the same period last year.  Year to date net sales for the nine months ending September 30, 2008 of $6,017,000 were up by $1,964,000, or 48.5% compared to net sales of $4,053,000 during the same period last year.

Index

Net sales gains for the third quarter were primarily driven through acquisitions and new product sales of viewing systems. Recent acquisitions during the last two years have produced net sales gains during the third quarter of 2008 totaling $476,000 with Cass Creek and Castaic delivering net sales gains of $360,000 and $116,000, respectively. In addition, net sales of viewing systems were up by $509,000 or 87.2%.

Net sales gains for the nine months ending September 30, 2008 were also driven through acquisitions and strong sales of viewing systems. With recent acquisitions producing net sales gains during the first nine months of 2008 with Cass Creek and Castaic delivering net sales gains of $1,149,000 and $312,000; respectively. In addition, net sales of viewing systems were up by $936,000 or 44.5%.

Gross profit during the third quarter ending September 30, 2008 of $317,000, or 14.4% of net sales, compared slightly unfavorable to $326,000, or 21.3% of net sales, during the third quarter of 2007. Year to date gross profit yield during the first nine months of 2008 of $964,000, or 16.0% of net sales, compared favorably to $526,000, or 13.0% of net sales, during the same period last year.  Gross profit being slightly lower for the third quarter is a result of higher depreciation and amortization expenses while the nine month gain during the aforementioned period was primarily driven by higher margins associated with the acquisitions’ product lines and the favorable impact of less returns.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the quarter ending September 30, 2008 of $1,041,000, or 47.3% of sales, were up $302,000, or 19.8% of sales during the comparative period in 2007. Selling, general and administrative costs have increased due to higher commissions and, higher research & development expenses and were partially offset by lower advertising expenses. Commission expenses have increased due to and proportionate to sales gains.  Advertising expenses have decreased as part of a corporate strategy to reduce overall expenses.  Research and development expenses increased to $167,000 for the three months ended September 30, 2008 from $75,000 for the three months ended September 30, 2007 as a result of acquisition consulting agreements to provide R&D services to develop new products.

Total selling, general and administrative expenses for the nine months ending September 30, 2008 of $3,054, 000, or 50.8% of sales, were up from spending of $2,566,000, or 63.3% of sales during the comparative period in fiscal 2007.  Selling, general and administrative costs have increased due to higher commissions and higher research & development expenses and were partially offset by lower advertising expenses.  Research and development expenses increased to $360,000 for the nine months ended September 30, 2008 from $177,000 for the nine months ended September 30, 2007 as a result of acquisition consulting agreements to provide R&D services to develop new products.

Liquidity and Capital Resources

The Company had a cash balance of $0 at September 30, 2008 compared to $131,487 at December 31, 2007. The change is a combination of many economic factors including the results of operations, new borrowings, and the daily cash management of the Company.  Since the Company is a net borrower and maintains an open line of credit, our daily cash management strategy is to hold a minimum cash balance in order to minimize debt and related interest expense.  Cash used in operations was $770,000 for the nine months ended September 30, 2008.  Cash used in operating activities during the first nine months of 2008 was primarily related to a net loss of $1,499,000, gain of sale of discontinue operations of $465,000, gain of sale of building, net of income taxes of $999,000, increase of inventories of $537,000, payments of deferred retirement benefits of $58,000, and a net change of other operating assets and liabilities of $206,000.  These amounts were partially offset by depreciation and amortization of $593,000, decrease in accounts receivable of $1,248,000, decrease in prepaid expenses of $36,000, increase in accounts payable of $625,000, and other adjustments favorably impacting operating cash flow of $63,000.

Cash provided by investing activities was $1,275,000 for the nine months ended September 30, 2008 and primarily resulted from net proceeds from the building sale of $2,295,000 and cash provided by the sale of discontinued operations and related working capital totaling $561,000.  These amounts were partially offset by the purchase of the assets associated with acquisitions of the Castaic Softbait and MarCum brands and purchases of property and equipment.

The Company received various cash proceeds from the sale of assets from discontinued operations of $318,000 and deferred sale proceeds associated with the discontinued operations of $243,000.

On January 21, 2008 the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement. The purchase provides the Company with a proven fishing tackle product platform.  The total purchase price net of promissory notes and liabilities was $341,000.

Index

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

In addition, the Company purchased $377,000 of property, equipment, and intangibles during the nine months ended September 30, 2008.

Cash used in financing activities was $729,000 for the nine months ended September 30, 2008.  Financing activities consuming cash include pay off of the building mortgage totaling $1,900,000 and principal payments of long-term debt totaling $161,000.  Financing activities providing cash include net advances on the Company’s line of credit totaling $1,200,000 and increase of checks issued in excess of cash in bank of $131,000.

As of September 30, 2008, working capital increased to $1,360,000 from $1,062,000 at December 31, 2007. The Company’s current ratio, as of September 30, 2008, is 1.22 compared with 1.15 at December 31, 2007.  The Increase in working capital is primarily driven by net proceeds on the building sale of approximately $2,294,000 and the two year extension of the related party note of $1,000,000 partially offset by the year-to-date net loss of $1,070,000 and the cost of acquisitions.

The Company maintains a line of credit for financing inventory and accounts receivable. up to $6,000,000 at the greater of 6.0% or prime plus ..75%.  The prime rate at September 30, 2008 was 5.00%. Effective as of December 1, 2008 the interest rate will be one month LIBOR plus 3.75%.  One month LIBOR rate was 2.0% as of September 30, 2008.  As of September 30, 2008, the Company had the ability to borrow additional amounts of up to approximately $868,000 under the facility for working capital requirements.  The loan is secured against the accounts receivable, inventory, equipment and other assets of the Company. Borrowings under the line are subject to advanced rates of 75% of eligible accounts receivable and 50% of eligible inventory.  Effective from August 1, 2008 through October 31, 2008 the Company received an over advance amount of $600,000 in order to assist the Company with meeting it’s short term cash flow requirements.  The line of credit facility is considered a demand type loan and henceforth does not have a maturity date.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain parameters outlined by the bank.  The agreement requires minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000.   The Company did not meet the minimum net worth and tangible net worth covenants as of September 30, 2008, but has received a noncompliance waiver from M&I Bank.

The Company sold its Vaddio product line to New Vad, LLC on February 5, 2007 pursuant to the terms of the Asset Purchase Agreement. The original purchase price paid by the Buyer was $757,372 which consisted of $710,694 in cash at closing and $46,678 in assumed vacation pay. The Company utilized the net proceeds to pay down the contract payable liability that was retained by the Company in the sale and to reduce the line of credit. In connection with the agreement, Nature Vision will receive 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. Through September 30, 2008, the Company has received $322,000 in royalty payments.  The proceeds from these deferred payments are recognized into income as received. In addition, the parties entered into a Consignment Sale Agreement, providing for the sale of Nature Vision’s inventory to New Vad LLC over the next 12 months at a book value estimated to be $2,031,359.  As of September 30, 2008, the entire inventory has been sold and paid to Nature Vision.

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (20% effective rate including new warrants issued to the Director and amortized over a two year term).  Interest is payable on the first day of each month commencing on August 1, 2008.  The entire principal and interest is payable upon demand anytime after June 30, 2010.  In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31.  The warrants are exercisable from July 8, 2008 to June 30, 2013.  The fair value of the warrants was calculated at $100,300 using the Black Scholes model.  The following assumptions were used to calculate the value of the warrants: (i) dividend yield of 0%, risk free interest of 3.34%, expected life of 5 years, and volatility of 103%.  The resulting original issue discount, the fair value of the warrants, will be amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $12,538 for the nine months and three months ended September 30, 2008 and is included in interest expense.  The note payable is subordinate to the bank notes (see notes 7 and 8)

Index

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer in order to meet its short-term cash flow requirement. This promissory note was unsecured and had an interest rate of 15% (39.9% effective rate by including fair value of warrants amortized over a two month term). The entire principal and accrued interest is payable on January 1, 2009.  In connection with the loan, the Company issued warrants to the Chief Executive Officer to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants are exercisable from October 28, 2008 through October 27, 2010. The fair value of the warrants was calculated at $31,071 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 1.49%, expected life to two years, and volatility of 140%. The resulting original issue discount, the fair value of the warrants, are being amortized over the life of the debenture using the straight-line method.

We incurred a net loss for the nine months ended September 30, 2008 and 2007 of approximately $1,499,000 and $2,130,000, respectively.

Management believes that existing positive working capital, additional cash generated from operations during the fourth quarter, available lending capacity from the bank line of credit, and the infusion of cash from subordinated debt, will supply sufficient cash flow to fund operating activities and capital expenditures as well as meet debt service obligations for at least the next twelve months.

In the event future cash flows and borrowing capacities are not sufficient to fund operations at the present level, additional measures will be taken including a reduction in operating and capital expenditures.  In addition, we believe that other sources of liquidity are available which may include additional subordinated debt, and raising additional capital.  However, there is no assurance that these other sources of liquidity will be available or on terms acceptable to the Company.

Off-Balance Sheet Arrangements

As of September 30, 2008, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T: Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Nature Vision’s management, including our Chief Executive Officer, Jeffrey P. Zernov, and our Chief Financial Officer, Robert P. King, of the effectiveness of Nature Vision’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon this review, Messrs. Zernov and King concluded that our disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on these criteria.  This report does not include an attestation report of Nature Vision’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Nature Vision’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Nature Vision to provide only management’s report in this report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Nature Vision have been detected.  Nature Vision’s internal controls over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.  Not applicable.

Item 6.  Exhibits.

Listing of Exhibits:

10.1	Amendment to Credit and Security Agreement with M&I Business Credit, LLC, dated November 10, 2008.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURE VISION, INC.

Date: November 14, 2008	By:	/s/ Jeffrey P. Zernov
Its: Chief Executive Officer and President

Date: November 14, 2008	By:	/s/ Robert P. King
Its: Chief Financial Officer