Form 10-K
period 2008-12-31
NATURE VISION, INC.
filed 2009-03-31
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number  0-7475

NATURE VISION, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Northern Pacific Road, Brainerd, MN	56401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (218) 825 - 0733

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.16 per share	The NASDAQ Stock Market LLC

Securities registered under Section l2(g) of the Exchange Act:        None

Indicate by check mark if the registrant is a well-known seasoned registrant, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or l5(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of registrant as of March 16, 2009 was $153,309, based on the last sale price of the common stock as reported on the NASDAQ Capital Market on such date. For purposes of these computations, the affiliates of the registrant are deemed only to be the registrant’s directors and officers.

The number of shares outstanding of the registrant’s common stock, par value $0.16 per share, as of March 16, 2009 was 2,312,583.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the 2009 Annual Meeting of Shareholders is incorporated by reference into Part III of this annual report.

Forward Looking Statements

Investors should consider all of the information contained in this report including the factors discussed under Item 1 - Description of Business - Factors That May Affect Future Results, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements, before making an investment decision with regard to our securities.

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

PART I
Item 1.    BUSINESS.

General

Nature Vision, Inc. (“Nature Vision” or the “Company”) designs, manufactures and markets outdoor recreation products for the sport fishing and hunting markets and other consumer and industrial products.   The Company operates a small leased lure facility in Mexico.

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

Our annual report on Form 10-K, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on or through our Internet website located at www.naturevisioninc.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

Products

Overview

Nature Vision designs, manufactures and markets outdoor recreation products primarily for the angling and hunting markets. We have also adapted our core camera technology for sale into certain industrial markets. Manufacturing of most of these products is outsourced to companies located in Asia. Our Brainerd, Minnesota facility serves as the distribution, and service center, and corporate headquarters.  In addition, the Company maintains a manufacturing operation in Mexico that is used to manufacture fishing lures associated with the Castaic Swim bait brand.

Our outdoor recreation products are offered to the public through traditional sporting goods distribution channels. We have partnered with several large retailers, catalog houses, and e-commerce sellers to offer our products as we expand our product categories. Major customers include: Cabela’s, Bass Pro Shops, Gander Mountain, Dick’s Sporting Goods, Canadian Tire Corporation, Wal-Mart Canada and Mills Fleet Farm. In 2009 we are working to expand our customer base to include hardware chains, big box consumer electronics retailers, and home-improvement stores that currently sell outdoor recreation products. Independent sales representatives sell our products to retailers. Demand for our outdoor recreation products is highly seasonal, with the majority of our sales occurring in the fourth quarter.

Underwater Viewing Systems

We manufacture, distribute and market a family of products known as underwater viewing systems that are sold under the trade name(s) “Aqua-Vu,” “Fish TV,” and “MarCum.” We are credited as the creator of the underwater viewing system product category, and have been awarded six US patents for underwater viewing technology and have numerous patents pending.

An underwater viewing system consists of a submersible video camera with lighting and a monitor-viewing device with a power supply. The camera portion is lowered into the water on the cable and the image us displayed on the monitor. Systems use both cathode ray tube (CRT) display technology, and sunlight viewable liquid crystal display (LCD) technology. Several models incorporate on-screen display information, including the water temperature at the camera, camera depth and camera direction. In 2009, fish attracting sounds to be played through an underwater speaker built into the camera will be added. An optional Digital Video Recorder allows users to capture and share their experience with others. Aqua-Vu is the brand most associated with underwater viewing systems which is attributable to our continuous product innovation.

During 2007, we introduced an entry level brand of underwater viewing system under the trade name “Fish TV.” Fish TV has successfully introduced over 60,000 consumers to the underwater viewing category, seeding future demand for new products. Currently two models of Fish TV are offered, a 5” screen and a 7” screen, both feature a black and white camera with Ultra-Red lighting and sell for less than $200 at retail.

In April 2008, the Company purchased certain assets of MarCum Technologies, Inc. (MarCum), a manufacturer and distributor of electronic sonar and underwater camera devices. The purchase of MarCum (Nature Vision’s only branded competitor in the underwater viewing category) expanded Nature Vision’s technology platform to include a rotating underwater camera and two highly sought models featuring an LCD display.

 The Company continues to dominate the underwater viewing system category. Several new viewing systems will be introduced under the Aqua Vu and MarCum brand names in 2009.

Sonar Systems

The Company marketed its first sonar system during 2007. In 2008 we rolled out a more advanced version of that product under the trade name “ShowDown.” The ShowDown is a new style of digital fish finder used for ice fishing, offering superior performance and an intuitive vertical display. The ShowDown enjoys significant momentum in the marketplace, a result of overwhelming positive consumer word-of-mouth advertising. In 2009 an entry level version of ShowDown will be launched to draw new consumers into the ice sonar category

 The 2008 addition of MarCum electronic sonar expanded the Company’s fishing electronics platform and provides strong intellectual property from which to develop new products.  MarCum Sonar products are recognized as the technology leader for LED flasher products with technology protected by several MarCum patents.

The MarCum patents for “Signal Interference Rejection”, “Movable Zoom”, and a “Fiber Optic Flasher Display” are critical pieces of intellectual property for the future products.

Fishing Trolling Systems

In 2006 we purchased substantially all of the assets of Vector Technologies, LLC. Vector products include all machined metal downriggers and rod holders for controlled depth fishing. We began marketing these in spring 2006 through our channels of distribution. The Vector brand provides a trolling products platform which we will use to launch several new products. The Company has obtained exclusive distribution rights to a newly tooled line of rod holder products. This new line of products is the most extensive line of products of any known company in the world and we expect will generate sales beginning the first quarter of 2010.

On July 3, 2007, the Company purchased substantially all the assets of Fish Hawk Electronics Corporation. The purchase provided the Company with technology that compliments its Vector line of trolling products and enhances the company’s position in that market. Fish Hawk systems send speed and water temperature information via sonar to a boat mounted display. This information is critical to serious anglers trolling for multiple species of fish. In 2008 the Company introduced the newly design Fish Hawk X-4 trolling data system which has become the market leader in performance and is gaining significant market share.  Fish Hawk also provides a platform to launch a new wireless underwater video viewing system. This wireless product line transmits a video signal and other useful data from the camera to the boat for viewing. The wireless technology has been field tested down to 150-feet and showed very favorable results.

Hunting Products

We also sell products for the recreational hunting market. These products include “Woodland Whisper” hearing enhancers, “Quick Sit” hunting chair blinds, and “Cass Creek” electronic game calls. Woodland Whisper hearing enhancers’ aid hunters by detecting distant game calls and by amplifying the sounds of approaching animals. Quick Sit chair blinds allow hunters to be very mobile, set up quickly and comfortably disappear into the woods.

On September 20, 2007, Nature Vision closed on the acquisition of substantially all of the assets of Cass Creek, a manufacturer of electronic game calling devices, pursuant to the terms of an asset purchase agreement.  The purchase provides the Company with a significant hunting brand from which to expand annual hunting sales, providing needed revenue in the first and third quarters of the year.  Cass Creek products consist of various types of digital electronic game calling devices including predator, big game, turkey and waterfowl.  The calls can be used as training devices or in the field where local regulations permit.  Additionally the Company gained numerous new hunting products under development and some new relationships with key design and manufacturing entities.  Cass Creek has successful mass merchant and European distribution networks which will be used to leverage sales of other Nature Vision products.

The Company has recently introduced upgraded and redesigned versions of Cass Creek calls, called the Ergo series. Also new is the 10-sound Amplifier call for deer/moose, geese and predators.  The Company currently has six major development projects underway to advance the Cass Creek technology platform over the next three years.

Ice Fishing Products

Since 2003, we have held a significant portion of the ice fishing rod and reel combo business.  Currently the Company sells ice fishing rods under the “Rip City” brand name and assists select trade customers by designing and producing their private label brands of ice rods

In 2006 we developed and marketed a portable ice shelter under the trade name “Pak Shack”.  Since then we have expanded the product line to include a three person shelter. The shelters fit neatly into an over the shoulder carry bag that allow fisherman mobility and quick set-up. This product line matches consumer trends for lower cost shelters that can be transported in smaller vehicles.

In 2008 the Company purchased the assets of Catch Cover, a line of ice hole sleeves, covers and accessories for permanent fish houses. The Catch Cover brand has both retail and OEM distribution and is growing with product class with the Company’s trade customers.

Fishing Lures

On January 21, 2008 the Company acquired substantially all of the assets associated with the Castaic Soft bait brand.  The purchase provides the Company with a proven fishing tackle product platform. Throughout the fishing tackle industry, the Castaic brand remains the recognized inventor of the swim bait category, and is currently one of the hottest lures for big bass in North America. Recognized by Field & Stream magazine as one of the top 50 all-time fishing lures, the Castaic brand has twice graced the cover of this prestigious publication.

The 2009 introduction of 12 new, four-section injection molded “Rock Hard Swim Baits,” and 18 new “Catch 22 Soft Swim Baits,” gives the Company the most extensive line of “true” swim baits on the market.

 In 2008 the Company invented and applied for a patent for a new fiber lined soft plastic bait.  This “Inner-Armor” technology creates extremely durable, lifelike soft plastic swim baits which are unique in the market.  This technology is currently being used in the Catch 22 series of lures.

Castaic provides additional revenue during the spring and summer periods, historically the Company’s slowest sales season. The Castaic acquisition gave the Company a balanced mix of products to work with, reducing single season dependence.

Industrial Products

We have adapted our underwater viewing technology for use in the water well inspection industry, offering a line of cameras under the trade name “Well-Vu.” Our Well-Vu underwater viewing systems are submersible to 1,000 feet. The Company believes the industrial product line is a building block platform and is actively working on numerous new product developments that will be introduced in 2009.

Intellectual Property

We consider our patents and trademarks to be valuable, and innovative applications of existing technology along with providing efficient and quality products are of primary importance.

We have entered into agreements with employees that grant us the exclusive right to use, make and sell inventions conceived by our employees during their employment. Management believes that the right to use, make and sell such inventions adequately protects against any employee who might claim an exclusive proprietary right in an invention developed while the employee was employed by us.

We hold numerous patents and have several patent applications pending for products offered by our outdoor recreation products division. Most patents relate to aspects of the Aqua-Vu underwater viewing system, including the camera housing. Other patents cover our Buzz Stix ice fishing pole, a bird feeder with a built-in video camera and transmitter and a hand-held monocular video monitor. Some of the pending patents include the MAV, Quick Set Chair Blind, and Game Vu. The Marcum patents for “Signal interference rejection”, “Movable Zoom”, and a “Fiber Optic Flasher Display” are critical platforms of intellectual property for the future.  Showdown has grown to be recognized as a leader in Ice Fishing systems with its intuitive dispel and ease of use and the Company believes it will be a platform product for the future. The patents expire during the period 2014 through 2026. There is no guarantee that others may not copy any of our products in whole or in part to produce a product similar in design and purpose. Patent protection of our products does not imply that we will recognize any substantial, competitive edge in the marketplace.

We also hold various trademarks relating to our outdoor recreation products, including Aqua-Vu, ShowDown, Game-Vu, Tool-Vu, Mini-Vu, Woodland Whisper, Pak Shack, Buzz Stix, Hot Stix, PIDS, Cass Creek, MarCum, Castaic, RTG and Ice Pro. We consider these trademarks important in assuring consumer recognition of our products.

Competition

Our Aqua-Vu, Fish TV and MarCum systems compete with underwater cameras sold by only one large retailer directly sourcing products under their own label. We also face competition from manufacturers of sonar and global positioning system (GPS) devices. Sonar devices detect schools of fish and, at times, individual fish, and can provide information about lake and river bottom contours. GPS devices allow fishers to “mark” spots where fish are located and then easily find them again. Large consumer and marine electronics companies as well as established companies offering fishing and hunting equipment are sources of potential competition and have significantly more capital and resources available to them.

Research and Development

For the years ended December 31, 2008 and 2007, we spent $490,000 and $158,000 respectively, on research activities relating to the development of new outdoor recreation products.  The increase in research and development costs in 2008 can be attributed to the following: (i) addition of independent contractors hired in May 2008 in order to assist with the development of new products associated with the underwater cameras and sonar (ii) addition of a fishing lure designer in January 2008 and increased expenses associated with the development of fishing lures.  We anticipate that spending on research and development in 2009 will be comparable as a percentage of net sales to that in 2008. The Company currently has over forty-five development projects underway covering all product lines.

Government Regulation

Our outdoor recreation and photography products are not subject to significant government regulations other than those regulations applicable to businesses generally. When they were introduced in 1998, the Aqua-Vu systems were the subject of proposed legislation to ban the devices in Minnesota, but the legislation was never enacted.

Employees

 As of December 31, 2008, we employed 23 associates, consisting of 20 full-time employees and 3 seasonal employees in our Brainerd, Minnesota facility.  As of December 31, 2008, we employed 46 full-time employees in our Mexico manufacturing facility.

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

Management

Executive officers of Nature Vision are as follows:

Name	Age	Position

Jeffrey P. Zernov	56	President, Chief Executive Officer and a director
Robert P. King	58	Chief Financial Officer and Secretary

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

Robert P. King was appointed as the Secretary and Chief Financial Officer of the Company on September 22, 2008.   From October, 2007 to September, 2008, Mr. King worked as a business consultant providing financial and operational services to a variety of businesses.  During 2007, Mr. King served as Vice President of Finance of a multi-plant metal manufacturing division of IMI, PLC, a U.K.-based publicly traded manufacturing conglomerate. From 2000 to 2006, Mr. King held several management positions, including Chief Financial Officer and President, of Imperial Custom Molding, Inc., a plastics manufacturer, where his responsibilities included financial reporting, banking relations and strategic leadership of the company.  Prior to that, Mr. King served as the General Manager for Vialog, Inc., a telecommunication company, from 1998 to 1999.  During earlier part of his career, Mr. King held the positions of Chief Financial Officer and Controller in public and private companies in a variety of industries, including consumer food products and transportation.

Item 1A:  RISK FACTORS

Factors that may affect our future results include, but are not limited to, the following items as well as the information in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

There is substantial doubt about our ability to continue as a going concern.  The consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, accumulated deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in Note 1 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to raise capital or sell the Company.  If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We May Not Be Able to Maintain our Listing on the Nasdaq Global Market if we are Unable to Satisfy the Minimum Bid Price Requirements.  On September 25, 2008, Nature Vision, Inc. (the “Company”) received a notice from The Nasdaq Stock Market indicating that the Company is in violation of the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(4) as the bid price of the Company’s common stock closed below $1.00 per share for 30 consecutive days.  The notice from Nasdaq further stated that the Company will have 180 calendar days, or until March 24, 2009, to regain compliance with Rule 4310(c)(4) by demonstrating a closing bid price of $1.00 or more for at least ten consecutive business days. On December 19, 2008 Nasdaq informed the Company had until September 27, 2009 to regain compliance with minimum bid price for continued listing set forth in Rule 4310(c)(4).   If the Company cannot demonstrate compliance with Rule 4310(c)(4) by September 27, 2009, subject to certain limited exceptions, the Company’s common stock will be delisted from The Nasdaq Capital Markets and thereafter would be quoted on the Over-the-Counter Bulletin Board.

We may be unable to return to profitability or raise additional capital.  We incurred net losses of $2.5 million in fiscal 2008 and $2.6 million in fiscal 2007 and had an accumulated deficit of $4.7 million as of December 31, 2008. The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital (ii) the sale of the Company to another entity.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.   We may not be able to obtain additional debt or equity financing or, if we do, it may not be on favorable terms. Sources of additional capital may include additional bank debt financing or the sale of debt or equity securities, the latter of which could result in significant dilution to existing shareholders.

Failure to Comply with Requirements and Restrictive Covenants in Our Credit Facility Could Have a Material Adverse Affect on Our Business.   Our credit facility contains restrictive covenants and requirements that we comply with certain financial covenants. The credit facility requires, among other things, that we be in compliance with the following affirmative covenants as of December 31, 2008:  minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000 and annual capital expenditures not to exceed $500,000.  The Company did not meet the minimum net worth and capital expenditure covenants as of December 31, 2008, but has received a noncompliance waiver from M&I Bank as of December 31, 2008.  The waiver does not entitle the Company to any future waiver.   If our lender fails to agree to such future concessions, the lender would be under no obligation to advance additional funds to us, which would have an immediate, material adverse effect on us.  In addition, failure to maintain the required covenants could result in acceleration of our indebtedness under the credit facility. If we are not able to maintain our borrowing availability under our credit facility and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or a material effect on Company’s ability to continue operations.

We depend on patents and proprietary technology. Our current sales levels may depend on our ability to defend current patents and obtain patent protection for future products and processes. We currently have numerous United States patents. In addition, we have applied for patent protection on additional aspects of our current products. These patent applications may not be granted. Even if they are, the scope of any patent protection may be limited, allowing for competitive products or the patents may be held invalid if challenged. We also rely upon trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent know-how or otherwise gain access to our proprietary technology.

Trademark infringement or other intellectual property claims relating to our products could increase our costs. Our industry is susceptible to litigation regarding trademark and patent infringement and other intellectual property rights. We could be either a plaintiff or defendant in trademark and patent infringement claims and claims of breach of license from time to time. The prosecution or defense of intellectual property litigation is both costly and disruptive of the time and resources of our management even if the claim or defense against us is without merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

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

We use Asian-based sources of supply for majority our products. We currently purchase, and will continue to purchase, finished goods, components and raw materials from Asian-based vendors for our outdoor recreation products. Although we have identified alternative finished goods manufacturers and suppliers for key components, sub-assemblies and raw materials, at the present time we use several Asian suppliers. Should a key supplier be unwilling or unable to supply components or sub-assemblies in a timely manner or subject to specifications, or should approval of a current or proposed supplier be delayed, withheld or withdrawn, we could experience delays in obtaining alternative suppliers, which might result in reduced product output. In addition, the price that we pay for these products could increase due to trade barriers, tariffs or other trade restrictions imposed by the United States or changes in international currency rates.

Quality control from outsourced production.  We are reliant on our suppliers to produce quality products.  The inability of our suppliers to meet quality control standards could affect the Company’s costs associated with returns and defective merchandise.  Our independent offshore quality control consultant performs routine inspections on Company shipments and inspects production lines on a daily basis.  The Company performs further quality inspections at our facility and documents engineering standards.  There is no assurance that these quality control processes will eliminate defective products in the future.

Sources of and fluctuations in market prices of raw materials can affect our operating results. The primary raw materials we use are metals, resins and packaging materials. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with a limited number of vendors for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results.

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

Sales of our products are seasonal, which causes our operating results to vary from quarter to quarter. Sales of our products are seasonal. Historically, our net sales will peak in the fourth quarter due to the buying patterns of our customers. Seasonal variations in operating results may cause our results to fluctuate significantly in the first, second and third quarters.

General economic conditions affect our results. Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affect demand for our products.  Our businesses are cyclical in nature, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and discretionary income levels.  Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income can reduce our sales and adversely affect our financial results including the potential for future impairments of intangible assets.  The impact of weakening consumer credit markets; corporate restructurings; layoffs; declines in the value of investments and residential real estate; higher fuel prices and increases in federal and state taxation all can negatively affect our results.

Impairment charges could reduce our profitability. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  We conduct testing for impairment during the fourth quarter of our fiscal year.  Various uncertainties, including changes in consumer preferences, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets.  Although any such impairment charge would be a non-cash expense, any impairment of our intangible assets could materially increase our expenses and reduce our profitability.   We had an independent appraisal firm complete an appraisal of goodwill and other intangibles as of November 30, 2008.  For our fiscal year ending December 31, 2008, we recorded an impairment charge of $1,338,250.  As a result of the appraisal findings the Company wrote off its entire goodwill of $666,373 and wrote off $671,877 of other intangible assets.   There is no assurance that the remaining intangibles will not be impaired in future years.

We may experience difficulties integrating the operations of newly acquired business or product lines. Newly acquired business operations require management to integrate each operation including marketing, pricing, returns, sourcing, and accounting.  These acquisitions if not effectively integrated or if we have difficulties in achieving cost savings and synergies can result in lower revenues and profitability.

The trading price of shares of our common stock fluctuates and investors in our common stock may experience substantial losses. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•	the timing of Company announcements or those of our competitors concerning significant product developments, acquisitions or financial performance;
•	fluctuation in our quarterly operating results;
•	substantial common stock sales;
•	general stock market conditions; or
•	other economic or external factors.

A limited number of our shareholders can exert significant influence over the Company. As of December 31, 2008, Jeffery P. Zernov, CEO, Richard P. Kiphart, Chairman with other Board of Directors and Capra family (large shareholder) who is supportive of management holds approximately 52% of the voting power of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Our shares of common stock are thinly traded and our stock price may be more volatile.
Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are 1,393,720 shares of our common stock held by nonaffiliates as of March 16, 2009. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Critical Accounting Policies and Estimates

The Company’s management discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of its assets, liabilities, sales and expenses, and related footnote disclosures. On an on-going basis, the Company evaluates its estimates for product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and other post-retirement benefits, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes critical accounting policies (See Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations for a listing of critical accounting policies) affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed these policies with the Audit Committee of the Company’s Board of Directors.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES.

The Company currently leases a 35,600 square foot facility located at 1480 Northern Pacific Road, Brainerd, Minnesota which houses corporate, accounting, administrative, manufacturing and light assembly, research and development, sales, and customer service departments.

In addition, the Company currently leases a 14,600 square foot facility located in Mexico.  This facility is used to manufacture lures associated with the Castaic Softbait brand.

Item 3. LEGAL PROCEEDINGS.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, NASDAQ DELISTING, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The number of record holders of our common stock on December 31, 2008 was 267. The table below sets forth the high and low sale prices for the common stock during the two years ended December 31, 2008.  The information shown is based on information provided by Yahoo! Inc. and Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently traded on the Nasdaq Capital Market under the symbol “NRVN.” Nature Vision did not pay any cash dividends on its common stock during the periods presented nor does it anticipate paying any dividends in the future as the Company plans to utilize all available resources to expand its sales base.

On September 25, 2008, Nature Vision, Inc. (the “Company”) received a notice from The Nasdaq Stock Market indicating that the Company is in violation of the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(4) as the bid price of the Company’s common stock closed below $1.00 per share for 30 consecutive days.  The notice from Nasdaq further stated that the Company will have 180 calendar days, or until March 24, 2009, to regain compliance with Rule 4310(c)(4) by demonstrating a closing bid price of $1.00 or more for at least ten consecutive business days. On December 19, 2008 Nasdaq informed the Company had until September 27, 2009 to regain compliance with minimum bid price for continued listing set forth in Rule 4310(c)(4).  If the Company cannot demonstrate compliance with Rule 4310(c)(4) by September 27, 2009, subject to certain limited exceptions, the Company’s common stock will be delisted from The Nasdaq Capital Markets and thereafter would be quoted on the Over-the-Counter Bulletin Board.

	Common Stock
Quarter Ended	Low	High

2007
March 31	$4.10	$6.00
June 30	$2.20	$4.10
September 30	$2.10	$2.66
December 31	$1.40	$3.04

2008
March 31	$1.51	$3.43
June 30	$1.20	$1.90
September 30	$0.70	$1.48
December 31	$0.25	$1.00

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Nature Vision’s compensation plans as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	118,900	$3.07	141,100
Equity compensation plans not approved by securities holders	-	-	-

Total	118,900	$3.07	141,100

Item 6.   SELECTED FINANCIAL DATA

Not applicable

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

The consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, accumulated deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in Note 1 to the accompanying audited consolidated financial statements.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without raising additional debt or equity capital.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital (ii) the sale of the Company to another entity.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

During the fourth quarter of fiscal 2008, the Company implemented a restructuring plan that would reduce operating expenses (and other fixed costs included in cost of sales) by approximately $1,000,000 in 2009.  See operating expenses for more detail.

During the fourth quarter of fiscal 2008, the Company performed its annual goodwill impairment test with the assistance of a third-party valuation firm.  Due to reduced growth expectations resulting from weakening economic conditions and lower future earnings expectations, the Company recorded a non-cash charge of $666,373 in the fourth quarter of fiscal 2008 for goodwill impairment.  In addition, the Company carried out its annual fair value based impairment test on the intangible assets.  This resulted in the Company recording an impairment charge of $671,877 in the fourth quarter of fiscal 2008.

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000.  The Company is currently in default on the remaining $450,000 of the note and is in negotiations to extend the remaining $450,000 of the CEO’s note.

During the third quarter of 2008, we increased our valuation allowance for the entire amount of our deferred tax assets, due to the uncertainties surrounding our ability to utilize some or all of our deferred tax assets. The increase in the valuation allowance resulted in $428,274 income tax expense for the year ended December 31, 2008.

In July 2008, the Company purchased certain assets of Innovative Outdoors, Inc. (Innovative Outdoors) for approximately $193,000.  Innovative Outdoors is a manufacturer and distributor of ice fishing hole covers and other related devices, pursuant to the terms of an asset purchase agreement.  This purchase allows the Company to become vertically integrated by purchasing the intellectual property of an existing sales product line.

In April 2008, the Company purchased certain assets of MarCum Technologies, Inc. (MarCum) for approximately $760,000. MarCum is a manufacturer and distributor of electronic sonar and underwater camera devices.  The purchase provides the Company with an expanded fishing platform and a strong intellectual property platform to develop new products.

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

On January 21, 2008 the Company acquired substantially all of the assets associated with the Castaic Softbait brand for approximately $505,000. The purchase provides the Company with a proven fishing tackle product platform. Throughout the fishing tackle industry, Castaic Softbait brand remains the recognized inventor of the swimbait category, and is currently one of the hottest lures for big bass in North America. Recognized by Field & Stream magazine as one of the top 50 all-time fishing lures, the Castaic Softbaits brand has twice graced the cover of this prestigious publication.

Results of Operations

Our primary products are categorized into six product lines. The following table sets forth, for the periods indicated, net sales by product line along with the change from the previous year:

	For the Year Ended December 31:
	2008		2007
	Net Sales	Percent Change	Net Sales

Underwater Viewing systems and Sonars	$7,530,000	24.3%	$6,058,000
Fishing Trolling systems	238,000	13.9%	209,000
Hunting	2,008,000	59.1%	1,262,000
Ice Fishing	861,000	(7.7%)	933,000
Fishing Lures	463,000	543.1%	72,000
Industrial	595,000	(27.2%)	817,000
Other (including freight and service)	360,000	40.1%	257,000

Total Net Sales	$12,055,000	25.5%	$9,608,000

The following table contains selected information from our historical consolidated statement of operations, expressed as a percentage of net sales:

	2008	2007

Net Sales	100.0%	100.0%
Cost of goods sold	75.8	81.5
Gross margin	24.2	18.5

Sales and marketing expenses	17.2	21.7
Research & development and engineering expenses	6.7	3.0
General and administrative expenses	13.8	17.3
Goodwill and intangible impairment charges	11.1	-
Total operating expenses	48.8	42.0

Operating loss	(24.6)	(23.5)

Other expense	(5.0)	(5.0)
Provision for income taxes	(3.6)	-
Gain from discontinued operations	12.8	1.0

Net loss	(20.4%)	(27.5%)

Year ended December 31, 2008 compared to year ended December 31, 2007

Sales, Net

Fiscal 2008 net sales increased 25.5% to $12,055,000 compared to $9,608,000 in fiscal 2007.  Net sales mainly increased as a result of incremental revenue from acquisitions that took place in fiscal 2007 and 2008 reductions in product returns as a percent of sales in 2008.

The underwater viewing system and sonar product net sales increased mainly due to the incremental $1,625,000 of sales related to the Marcum acquisition that took place in April 2008.  In addition, the underwater viewing system and sonar products benefited by approximately $520,000 in revenue from a decrease in returns in 2008. The Company experienced favorable results from putting significant quality control processes in place during 2007, including the hiring of an independent off-shore quality consultant to increase quality inspections.  The increases in the underwater viewing system and sonar product revenue were offset by declining organic net sales of approximately $700,000 in later life cycle products.

The hunting product revenue increased due to the incremental $950,000 of sales related to the Cass Creek acquisition that took place in September 2007.  The increases in the hunting product revenue was offset by decreases in revenues generated from hunting blinds due to proliferation of competitors that has turned the product line into a commodity.

The fishing lure product revenue increased due to the incremental $390,000 of sales related to the Castaic acquisition that took place in January 2008.

The industrial product revenue decreased by approximately $220,000 due to weakening conditions surrounding the construction industry.

Gross Profit

Gross profit of $2,916,000 was 24.2% of net sales for fiscal 2008 compared to $1,774,000 or 18.5% of net sales for fiscal 2007.

The reduction in returns as a percentage of sales resulted in a favorable gross margin impact of approximately 3.4%.  As discussed above this is the result of the Company putting some significant quality control processes in place during 2007.  The higher net revenues in 2008 as compared to 2007 resulted in fixed costs being lower as a percentage of net sales and resulted in approximately 0.8% favorable impact in the gross margin.  The improvement of gross profit was a result of newer products with higher margins and lower sourcing costs and resulted in a favorable gross margin impact of approximately 1.5%.

Operating Expenses

Total operating expenses were $5,879,000 for fiscal 2008 compared to $4,030,000 for fiscal 2007, an increase of $1,849,000.  A portion of the increase in operating expenses can be attributed to a non-cash impairment charge of $1,338,000 related to the impairment of goodwill and other intangible assets.

During the fourth quarter of fiscal 2008, the Company implemented a restructuring plan that could reduce operating expenses (and other fixed costs included in cost of sales) by approximately $1,000,000 in 2009, which is detailed below.

Sales and marketing expenses decreased approximately $15,000 from the prior year due primarily to the decrease in advertising expenses of approximately $115,000.  This reduction in advertising expense was offset by increases in our commission expenses as a result of the higher sales volume in 2008.  Our commission expense is variable and is paid to outside sales representatives.  The Company has taken measures to reduce advertising expenses, travel expenses, and employees.  The Company believes these measures could result in aggregate savings of approximately $550,000 in fiscal 2009.

Research and development and engineering expenses increased by approximately $520,000 from the prior year.   This increase is primarily due to the following:

•	The addition of independent contractors hired in May 2008 in order to assist with the development of new products associated with the underwater cameras and sonar.
•	The addition of a fishing lure designer in January 2008 and increased expenses associated with the development of fishing lures.

The Company has taken measures to reduce employees in the research and development and engineering department and has reduced the overall expenses for this department.  The Company believes the potential savings of these measures to be approximately $100,000 in fiscal 2009.  A portion of these 2009 planned savings will be negated by incurring a full year of expense relating to certain research and development commitments the Company entered into in May 2008.

General and administrative expenses have remained consistent year over year.  The Company plans to reduce general and administrative expenses relating to accounting, legal, and outside consultant fees by relying more on the Company’s internal resources.  The Company believes the potential savings to be approximately $200,000 in fiscal 2009.

As part of the restructuring plan the Company reduced its employees in the shipping/receiving and production departments.  In addition, the Company believes it can reduce its inbound and outbound freight expenses by using lower cost carriers, utilizing less air freight, and shipping more product container direct.  The Company believes that these measures could result in annual aggregate savings of approximately $150,000 in fiscal 2009.

Other Income and Expenses

Other expense increased by approximately $120,000 from the prior year.  Interest expense increased to $612,000 for fiscal 2008 from $467,000 in fiscal 2007.  The increase is the result of greater short-term and long-term borrowings incurred to fund acquisitions and working capital needs.

Pretax Loss and Income Taxes

The Company recognized a pretax loss of $3,566,000 in fiscal 2008, compared to a pretax loss of $2,735,000 in fiscal 2007.  The increase in the pretax loss is attributable to a non-cash impairment expense of $1,338,000 recorded in fiscal 2008.

During fiscal 2008 the Company increased its deferred tax valuation allowance resulting in $428,000 of income tax expense for the year ended December 31, 2008, due to the uncertainties surrounding the Company’s ability to utilize some or all of its deferred tax assets.

Loss from Continuing Operations

The loss from continuing operations was $3,994,000 for fiscal year 2008 including the $1,338,250 one-time impairment expense, compared to a loss from continuing operations of $2,735,000 in the prior year as a result of the fluctuations discussed above.

Gain from Discontinued Operations

In connection with the Company’s sale of the Vaddio product line that closed in February, 2007, the Company would receive 2% of receipts from the gross sale of all Vaddio products sold by the New Vad, LLC until a total payment of $750,000 is received.   The Company recognized approximately $600,000 and $50,000 during the years ended December 31, 2008 and 2007, respectively.

In April 2008, the Company sold its facility located in New Hope, Minnesota. Under the terms of the Agreement, the Buyer purchased from the Company the real property, building, improvements and certain personal property for a purchase price of approximately $2,400,000.  The Company recorded a gain of $998,950 ($1,593,222 pretax gain less income taxes of $594,272).

Net Loss

The Company recognized a net loss of approximately $2,455,000 in fiscal 2008 compared to a net loss of $2,639,000 in fiscal 2007.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(thousands)	2008	2007
Cash provided by (used for):
Operating activities	$(585)	$(1,846)
Investing activities	1,307	1,093
Financing activities	(853)	882
Increase (decrease) in cash and cash equivalents	$(131)	$129

The following table sets forth the Company’s working capital position at the end of each of the past two years:

(thousands)	2008	2007
Current assets	$7,739	$8,249
Current liabilities	5,923	7,186
Working capital	$1,816	$1,063
Current ratio	1.31:1	1.15:1

Operating Activities

Cash flows used in operations totaled $585,000 and $1,846,000 in fiscal 2008 and 2007, respectively. The primary reasons for the improving cash flow from operations was the loss on the impairment of intangibles assets and goodwill of $1,338,000 recorded in fiscal 2008, the write off of the deferred tax asset of $428,000 in fiscal 2008, the increase in depreciation and amortization of $287,000 in fiscal 2008, and the favorable net changes in operating assets and liabilities of $163,000 as compared to the prior year.   These items were partially offset by the gain on sale of the building of $999,000 recorded in 2008 and the increase of gains recorded in 2008 of $191,000 relating to other discontinued operations and the sale of property and equipment.

Investing Activities

Cash flows provided from investing activities totaled $1,307,000 and $1,093,000 in fiscal 2008 and 2007, respectively.   The proceeds from the sale of the building generated $2,294,000 of cash in 2008.  The Company received various cash proceeds relating to the collection of the deferred proceeds related to the sale of Vaddio and the sale of remaining Vaddio inventory totaling $661,000.   The acquisition of MarCum used $760,000 of cash in 2008.  The acquisition of Castaic used $341,000 in 2008.  The Company incurred capital expenditures and intangible expenditures totaling $551,000 in fiscal 2008.

Financing Activities

Cash flows provided by (used for) financing activities totaled ($853,000) and $882,000 in fiscal 2008 and 2007, respectively.  Payments on long-term debt were $2,169,000 in fiscal year 2008.

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank for up to a maximum amount of $6,000,000.  Interest is payable monthly at the greater of one month LIBOR plus 3.75% or 5.25% (5.25% at December 31, 2008).  The line of credit is collateralized by accounts receivable, inventories, property and equipment, and other assets of the Company.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories. Effective from August 1, 2008 through October 31, 2008 the Company received an over advance amount of $600,000 in order to assist the Company with meeting it’s short term cash flow requirements. In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis. The balance outstanding on the line of credit was $3,084,956 and $2,537,835 at December 31, 2008 and 2007, respectively.  The line of credit facility is considered a demand type loan and henceforth does not have a maturity date.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain covenants outlined by the bank.  The agreement required the Company to be in compliance with the following affirmative covenants as of December 31, 2008:  minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000 and annual capital expenditures not to exceed $500,000.   The Company did not meet the minimum net worth and capital expenditure covenants as of December 31, 2008, but has received a noncompliance waiver from M&I Bank as of December 31, 2008. The waiver does not entitle the Company to any future waiver.

In October 2008, the Company borrowed $700,000 from its Chief Executive Officer in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000.  In connection with the loan, the Company issued warrants to the Chief Executive Officer to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants are exercisable from October 28, 2008 through October 27, 2010.  The Company is currently in default on the remaining $450,000 of the note and is in negotiations to extend the remaining $450,000 of the CEO’s note.

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to the member of its Board of Directors in October 2007.  The amended $1,000,000 demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month commencing on August 1, 2008.  The entire principal and interest is payable upon demand anytime after June 30, 2010.  In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31.

In May 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $525,000 in 36 monthly installments of $14,583 for research and development services beginning June 1, 2008, (ii) $200,000 in 24 monthly installments of $8,333 for product support services beginning June 1, 2008.  The Company has recognized approximately $183,000 of expense relating to this agreement for the year ended December 31, 2008, which is included in research and development and engineering expense.

In May 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $180,000 in 36 monthly installments of $5,000 for research and development services beginning June 1, 2008, (ii) $100,000 in 24 monthly installments of $4,166 for product support services beginning June 1, 2008.  The Company has recognized approximately $73,000 of expense relating to this agreement for the year ended December 31, 2008, which is included in research and development and engineering expense.

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

As noted above, working capital increased to $1,816,000 at December 31, 2008 from $1,063,000 at December 31, 2007.  The Company’s current ratio as of December 31, 2008 is 1.31 compared with 1.15 last year.  The increase in working capital is primarily driven by the sale of the New Hope facility in April 2008 that generated approximately $2,294,000 in cash and the amendment of the $1,000,000 Board of Director note in July 2008 that resulted in the note being classified as a long-term liability as of December 31, 2008. The increase in working capital was offset by the $2,455,000 net loss the Company incurred in fiscal 2008.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $2.5 million in fiscal 2008 and $2.6 million in fiscal 2007 and had an accumulated deficit of $4.7 million as of December 31, 2008.  We have managed our liquidity during the fourth quarter of 2008 and first part of first quarter of 2009 through cost reduction initiatives and a related party note payable.

The Company has historically been a seasonal business with the majority of the Company’s revenue being realized in the fourth quarter.  The general economic conditions, including a lowering of overall consumer confidence as consumers continue to pull back discretionary spending, our historical high working capital  usage in first nine months of the fiscal year, competition in certain product lines, and the higher than anticipated 2007 and 2008 acquisitions transition costs have impacted our operating results.  In addition to the factors described above, the global credit market crisis has impacted our ability to find subordinated debt or other additional financing.  We have not seen an improvement in the general economic conditions that impact our Company through February 2009.

Despite the cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without raising additional debt or equity capital.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital (ii) the sale of the Company to another entity.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

 The Company believes that the effect of inflation has not been material during the year ended December 31, 2008.

Off-Balance Sheet Financing Arrangements

As of December 31, 2008 and 2007, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Sales and Warranty Reserve

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

 Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  The Company’s revenue recognition policy is in accordance with SEC Staff Accounting Bulletin, No. 104.

Allowance for doubtful accounts

Management records a reserve on accounts receivable which is an estimate of the amount of accounts receivable that are uncollectible. The reserve is based on a combination of specific customer knowledge, general economic conditions and historical trends. Management believes the results could be materially different if economic conditions change for our customers.

Impairment of long lived assets

 Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates. We had an independent appraisal firm complete an appraisal of goodwill and other intangibles as of November 30, 2008.  For our fiscal year ending December 31, 2008, we recorded an impairment charge of $1,338,250.  As a result of the appraisal findings the Company wrote off its entire goodwill of $666,373 and wrote off $671,877 of other intangible assets.  We did not recognize any impairment charges for our long-lived assets during the year ended December 31, 2007.  Although the Company has not generated positive cash flows in 2008 and 2007, management believes that based on cost reduction actions and estimated revenue growth and margin improvement initiatives, that the Company will have cash flows from the remaining long-lived assets in the future. While the Company currently believes the expected cash flows from these long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of its long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect the Company’s earnings.

Inventory obsolescence reserve

The Company’s inventory obsolescence reserve is an estimate of the net realizable value of our inventory. It is based on historical trends, product life cycles, forecast of future inventory needs and on-hand inventory levels. Management believes reserve levels could be materially affected by changes in technology, our customer base, customer needs, general economic conditions and the level of success of certain Company sales programs.

Income taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a current provision for income taxes based on amounts payable or refundable. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. We recognize a valuation allowance for deferred tax assets when it is more likely than not that deferred assets are not recoverable.   During fiscal 2008, the Company increased its valuation allowance for the entire amount of the deferred tax assets.  If actual taxable income by jurisdiction and the period over which our deferred tax assets are recoverable are materially different than our estimate, the change could be material to our consolidated financial statements.

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company is currently evaluating the impact of FSP FAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

 SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of SFAS No. 157 did not  have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating the impact of the delayed portion of SFAS No. 157 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and 3) determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  The impact upon the adoption of SFAS 141 (Revised 2007) may have a material effect on our results of operations or financial position for any potential future acquisitions in 2009.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable.  We maintain our accounts for cash principally at one bank in the United States.  We have not experienced any losses on our deposits of our cash.  As a result, we do not believe the Company has material market risk exposure.

With respect to accounts receivable, we have our customers complete credit applications and do not require collateral.  There have been no material losses on accounts receivable.  Based on current unprecedented economic conditions there is no assurance the Company may not sustain material losses in the future.

The Company does transact business in international markets.  However, as all foreign transactions are denominated in United States dollars, there is minimal exposure to the Company due to currency fluctuations.

The Company does not use derivative financial instruments nor do we enter into any futures or forward commodity contracts since we do not have significant market risk exposure with respect to commodity prices.

We currently have a line of credit where we are exposed to changes in interest rates.  Advances under our revolving credit line bear interest that is payable monthly at the greater of one month LIBOR plus 3.75% or 5.25%.  We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  We do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements beginning on page F-1.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.   CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of Nature Vision’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Nature Vision’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Nature Vision to provide only management’s report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Nature Vision have been detected.  Nature Vision’s internal control over financial reporting, however, is designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

PART III

Item 10.   DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

Item 11.   EXECUTIVE COMPENSATION.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from Nature Vision’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature Vision, Inc.
Date: March 30, 2009	By: /s/ Jeffrey P. Zernov
Jeffrey P. Zernov, President
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey P. Zernov
March 30, 2009
Jeffrey P. Zernov
(President, Chief Executive Officer
and a Director)

/s/ Robert P. King
March 30, 2009
Robert P. King
(Chief Financial Officer, Chief Accounting Officer
and Secretary)

/s/ Richard P. Kiphart
March 30, 2009
Richard P. Kiphart
(Director)

/s/ Scott S. Meyers
March 30, 2009
Scott S. Meyers
(Director)

/s/ Curtis A. Sampson
March 30, 2009
Curtis A. Sampson
(Director)

/s/ Philip M. McLaughlin
March 30, 2009
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

10.36	Purchase Agreement, dated March 10, 2008, between Nature Vision, Inc. and Natzel, LLC (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated March 14, 2008).

10.37	Demand Promissory Note, dated July 8, 2008, in the principal amount of $1,000,000 executed by Nature Vision, Inc. in favor of Richard Kiphart (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated July 11, 2008).

10.38	Warrant for the Purchase of Shares of Common Stock of Nature Vision, Inc., dated July 8, 2008, issued to Richard Kiphart (previously filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K dated July 11, 2008).

10.39	Promiossory Note dated October 27, 2008 in the principal amount of $700,000 executed by Nature Vision, Inc. in favor of Jeffrey P. Zemov (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated October 30, 2008).

10.40	Warrant for the Purchase of Shares of Common Stock of Nature Vision, Inc., dated October 27, 2008, issued to Jeffrey P. Zernov (previously filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K dated October 30, 2008).

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

21.1	Subsidiaries (previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Nature Vision, Inc.
Brainerd, Minnesota

We have audited the accompanying consolidated balance sheets of Nature Vision, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature Vision, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and negative cash flows from operations the past three years.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 27, 2009

Nature Vision, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$-	$131,487
Accounts Receivable, net	2,962,869	2,774,618
Other Receivables	4,260	-
Inventories, net	4,313,759	4,769,648
Current Portion of Prepaid Expenses	221,443	229,594
Current Assets Retained Relating to Discontinued Operations	236,927	343,413
Total Current Assets	7,739,258	8,248,760

PROPERTY AND EQUIPMENT, NET	1,901,650	1,555,052

NON-CURRENT ASSETS
Building and Land Held for Sale, Net	-	701,719
Prepaid Expenses, net of Current Portion	32,422	47,468
Deferred Income Taxes	-	1,022,546
Goodwill	-	666,373
Intangibles - net	965,430	1,056,746
Total Non-Current Assets	997,852	3,494,852

TOTAL ASSETS	$10,638,760	$13,298,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks Issued in Excess of Cash in Bank	$22,236	$-
Current Portion of Long-Term Debt	258,405	2,133,333
Note Payable – Related Party	700,000	979,159
Current Portion of Deferred Retirement Benefits	60,438	74,657
Line of Credit, Bank	3,084,956	2,537,835
Accounts Payable	679,673	558,040
Accrued Payroll and Payroll Taxes	107,858	166,758
Accrued Sales and Warranty Reserve	450,000	300,000
Accrued Expenses	559,377	410,654
Current Liabilities Retained Relating to Discontinued Operations	-	25,952
Total Current Liabilities	5,922,943	7,186,388

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	525,401	466,667
Note Payable – Related Party	924,775	-
Deferred Retirement Benefits, Net of Current Portion	422,776	483,214
Total Non-Current Liabilities	1,872,952	949,881

Total Liabilities	7,795,895	8,136,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at December 31, 2008 and 2007 were 2,312,583	370,013	370,013
Additional Paid-In Capital	7,141,368	7,005,553
Accumulated Deficit	(4,668,516)	(2,213,171)
Total Stockholders’ Equity	2,842,865	5,162,395

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,638,760	$13,298,664

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

	2008	2007

SALES, NET	$12,054,883	$9,607,686

COST OF GOOD SOLD	9,139,328	7,833,215

GROSS PROFIT	2,915,555	1,774,471

OPERATING EXPENSES
Sales and Marketing	2,070,997	2,085,555
Research and Development and Engineering	803,487	284,297
General and Administrative	1,666,754	1,660,188
Goodwill and Intangible Impairment	1,338,250	-

Total Operating Expenses	5,879,488	4,030,040

LOSS FROM OPERATIONS	(2,963,933)	(2,255,569)

OTHER INCOME (EXPENSE)
Interest Expense	(612,317)	(466,757)
Interest Income	666	15,301
Other Income (Expense)	9,845	(28,310)

Net Other Expenses	(601,806)	(479,766)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(3,565,739)	(2,735,335)

PROVISION FOR INCOME TAX EXPENSE	428,274	-

LOSS FROM CONTINUING OPERATIONS	(3,994,013)	(2,735,335)

GAIN FROM DISCONTINUED OPERATIONS, NET OF TAX OF $594,272 AND $0	1,538,668	95,913

NET LOSS	$(2,455,345)	$(2,639,422)

Loss from Continuing Operations per Common Share
Basic	$(1.73)	$(1.20)
Diluted	$(1.73)	$(1.20)

Income from Discontinued Operations per Common Share
Basic	$0.67	$0.05
Diluted	$0.67	$0.05

Loss per Common Share
Basic	$(1.06)	$(1.15)
Diluted	$(1.06)	$(1.15)

Weighted Average Common Shares
Basic	2,312,583	2,287,757
Diluted	2,312,583	2,287,757

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008 and 2007

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2006	2,225,377	$356,062	$6,789,287	$426,251	$7,571,600

Exercise of common stock options	87,206	13,951	63,662	—	77,613

Stock options issued in lieu of cash for debt guarantee	—	—	50,256	—	50,256

Warrants issued in connection with note payable – related party	—	—	102,010	—	102,010

Stock based compensation expense	—	—	338	—	338

Net loss	—	—	—	(2,639,422)	(2,639,422)

Balance, December 31, 2007	2,312,583	370,013	7,005,553	(2,213,171)	5,162,395

Warrants issued in connection with note payable – related party	—	—	100,300	—	100,300

Warrants issued in connection with note payable – related party	—	—	31,071	—	31,071

Stock based compensation expense	—	—	4,444	—	4,444

Net loss	—	—	—	(2,455,345)	(2,455,345)

Balance, December 31, 2008	2,312,583	$370,013	$7,141,368	$(4,668,516)	$2,842,865

See accompanying notes to consolidated financial statements.

Nature Vision, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,455,345)	$(2,639,422)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	789,016	501,742
Loss on impairment of goodwill	666,373	-
Loss on impairment of intangibles	671,877	-
Loss on impairment of tooling	28,180	-
Loss (gain) on disposal of property and equipment	(6,931)	(163,689)
Gain on sale of discontinued operations	(585,209)	(236,965)
Gain on sale of building, net of income taxes	(998,950)	-
Increase in bad debt reserve	22,500	-
Provision for deferred income taxes	428,274	-
Stock based compensation	4,444	338
Amortization of original issue discount	76,987	81,169
Changes in operating assets and liabilities
Accounts receivable	(210,751)	198,178
Inventories, net	715,545	880,037
Prepaid expenses	23,197	297,538
Accounts payable	121,633	(435,058)
Income taxes payable	-	(5,000)
Accrued payroll and payroll taxes	(58,900)	(53,689)
Accrued sales and warranty reserve	150,000	-
Accrued expenses	107,988	(198,330)
Payments on deferred retirement benefits	(74,657)	(72,795)
Net Cash Flows from Operating Activities	(584,729)	(1,845,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(461,275)	(268,824)
Purchase of assets from Innovative Outdoors, net of promissory note	(10,753)	-
Purchase of assets from MarCum Technologies	(759,521)	-
Purchase of assets associated with Castaic Softbait Brand, net of promissory note	(340,641)	-
Purchase of Cass Creek assets, net of cash received and promissory note	-	(2,105,860)
Purchase of Fish Hawk assets, net of promissory note	-	(208,310)
Proceeds from cash value on terminated life insurance policies	-	148,310
Proceeds from sale of property and equipment	12,000	163,689
Proceeds from sale of building and land held for sale	2,294,941	-
Proceeds from sale of discontinued operations	344,022	475,106
Payments received on note receivable	-	300,000
Net proceeds from sale of working capital associated with discontinued operations	317,461	2,602,685
Purchases of intangibles	(89,708)	(13,530)
Net Cash Flows from Investing Activities	1,306,526	1,093,266

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in checks issued in excess of cash in bank	22,236	(71,394)
Net advances from (payments on) line of credit, bank	547,121	(1,362,165)
Proceeds from long-term debt	46,054	2,000,000
Proceeds from note payable – related party and warrants	700,000	1,000,000
Principal payments on long-term debt	(2,168,695)	-
Payments on contract payable	-	(762,231)
Cash received on exercise of options	-	77,613
Net Cash Flows from Financing Activities	(853,284)	881,823

Net Change in Cash and Cash Equivalents	(131,487)	129,143

CASH AND CASH EQUIVALENTS - January 1, 2008 and 2007	131,487	2,344

CASH AND CASH EQUIVALENTS - December 31, 2008 and 2007	$-	$131,487

See accompanying notes to consolidated financial statements

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Nature Vision, Inc. (the Company or we) is an outdoor recreation products Company.  The Company designs and markets primarily outdoor recreation products for the sport fishing and sport hunting markets.  The Company grants unsecured credit to its customers which are primarily dealers and consumers located throughout the United States and Canada.  The Company contracts with outside organizations for the manufacture and sale of the majority of its products.  The geographic market in which the Company competes consists of the entire United States and Canada and, to a lesser extent some foreign countries.

On October 20, 2006, Nature Vision, Inc. sold the Norman product line (Norman) of its Photo Control division and renamed the division the Vaddio Division.  On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio).  The Norman and Vaddio divisions designed, manufactured and marketed professional cameras, electronic flash equipment, lens shades and related photographic accessories and sold products used in the video conferencing and presentation industry.  The assets and liabilities of Vaddio at December 31, 2007 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company did not have any significant involvement in the operations after the sale. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s outdoor recreation products.  As a result of the sale of the Vaddio and Norman divisions, the Company has only one segment.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $2.5 million in 2008 and $2.6 million in 2007 and had an accumulated deficit of $4.7 million as of December 31, 2008.  We have managed our liquidity during the fourth quarter of 2008 and first part of first quarter of 2009 through cost reduction initiatives and the proceeds from a related party note payable.  The Company is currently in default of the remaining $450,000 of the note and is in negotiations to extend the remaining $450,000 of the CEO’s note (see Note 6).

The Company has historically been a seasonal business with the majority of the Company’s revenue being realized in the fourth quarter.  The general economic conditions, including a lowering of overall consumer confidence as consumers continue to pull back discretionary spending, our historical high working capital usage in first nine months of the fiscal year, competition in certain product lines, and the higher than anticipated 2008 and 2007 acquisitions transition costs have impacted our operating results.  In addition to the factors described above, the global credit market crisis has impacted our ability to find subordinated debt or other additional financing.  We have not seen an improvement in the general economic conditions that impact our Company through February 2009.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without raising additional debt or equity capital.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital (ii) the sale of the Company to another entity.  This process is ongoing and may be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

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

CASH AND CASH EQUIVALENTS

The Company maintains its cash balances in various area banks. Cash balances are insured up to $250,000 per bank by the FDIC. The balances, at times, may exceed federally insured limits. The Company defines cash and cash equivalents as highly liquid, short-term investments with a maturity at the date of acquisition of three months or less.

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $37,500 and $15,000 at December 31, 2008 and 2007, respectively.

INVENTORIES

Inventories consist of raw materials and finished goods and are valued at the lower of standard cost (which approximates the first-in, first-out (FIFO) method) or market. Market represents estimated realizable value in the case of finished goods and replacement or reproduction cost in the case of other inventories. Because of changing technology, our customer base, customer needs, general economic conditions, and the level of success of certain sales programs, and market demand, inventory is subject to obsolescence. Management periodically reviews all inventories to determine if any obsolete, discontinued or slow moving items are in inventory. Based on this review, inventory is disposed of or an allowance for obsolescence established to cover any future disposals. Such estimates are sometimes difficult to make and it is possible significant changes may be required to inventory reserves.

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

If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique.  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them.  We use historical financial information, internal plans, and projections and industry information in making such estimates. Net intangible assets and long-lived assets amounted to $2.9 million and $3.3 million as of December 31, 2008 and 2007, respectively.

We had an independent appraisal firm complete an appraisal of goodwill and other intangibles as of November 30, 2008. Due to reduced growth expectations resulting from weakening economic conditions and anticipated lower impact on revenues and profitability in future years, we recognized impairment charges of $671,877 for our long-lived assets, including intangible assets, during the year ended December 31, 2008.  We did not recognize any impairment charges for our long-lived assets during the year ended December 31, 2007.   In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets, including intangible assets, are less than the book value and recognize an additional impairment charge.  Such impairment would adversely affect our earnings.

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

Upon retirement or disposition, cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

DISCONTINUED OPERATIONS

On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division.

These assets met the requirements of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sales and the Company did not have any significant involvement in the operations after the sales. The results of the Vaddio product lines are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled "Assets/Liabilities sold relating to discontinued operations" and “Assets/Liabilities retained relating to discontinued operations”. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 14).

BUILDING AND LAND HELD FOR SALE

In November 2006, management signed an agreement and began marketing for sale the building and land located in New Hope, Minnesota. As a result, we discontinued recording depreciation on the building in the fourth quarter of the year ended December 31, 2006.  Accordingly, we reflected the carrying value of the building as held for sale as of December 31, 2007.  On April 7, 2008, the Company sold its facility located in New Hope, Minnesota. Under the terms of the Agreement, the Buyer purchased from the Company the real property, building, improvements and certain personal property for a purchase price of approximately $2,400,000.  The Company recorded a gain of $998,950 ($1,593,222 pretax gain less income taxes of $594,272) that is included in gain from discontinued operations for the year ended December 31, 2008.  The Company used $1,917,000 of the proceeds from the sale to pay off the mortgage loan with M&I Business Credit, LLC with the remainder used for general working capital purposes.

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

During the fourth quarter of fiscal 2008, the Company performed its annual goodwill impairment test with the assistance of a third-party valuation firm.  Due to reduced growth expectations resulting from weakening economic conditions and anticipated lower impact on revenues and profitability in future years, the Company recorded a non-cash charge of $666,373 in the fourth quarter of fiscal 2008 for goodwill impairment.  There was no impairment recorded for the year ended December 31, 2007.

The change in the carrying amount of goodwill for the years ending December 31, 2008 and 2007 are as follows:

Amount

Goodwill – December 31, 2006	$-
Goodwill – Fish Hawk acquisition	39,331
Goodwill – Cass Creek acquisition	627,042
Goodwill – December 31, 2007	$666,373
Impairment charge	(666,373)

Goodwill – December 31, 2008	$-

INTANGIBLE ASSETS AND OTHER ASSETS

Other intangible assets consisted primarily of patents and identifiable intangible assets including customer lists, other intellectual property and non-compete agreements, which are being amortized using the straight-line method over their estimated useful lives ranging from three to nineteen years.

The long-term portion of prepaid expenses consists of deferred financing costs of $32,422 and $47,468 at December 31, 2008 and 2007, respectively.

REVENUE RECOGNITION

The Company recognizes revenue on the date products are shipped to customers and does not sell products with the guaranteed right of return.  The Company maintains a warranty on new products up to two years from the date of retail purchase and therefore permits returns for defective product within the first few months of purchase and repairs products up through the end of the warranty period. Estimated reserves for sales / warranty returns are established by management based on historical experience and are subject to ongoing review and adjustment by the Company. Sales are reported net of the provision for actual and estimated future returns in the accompanying consolidated statements of operations. Revenues are reported net of discounts and allowances. The Company’s revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added, and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The Company adopted EITF 06-3 during the year ended December 31, 2007, and it did not have any impact on our results of operations or financial condition.  The Company's policy is to present taxes imposed on revenue-producing transactions on a gross basis.

SHIPPING AND HANDLING COSTS

Shipping and handling costs charged to customers are included in sales and shipping and handling costs incurred by the Company have been included in cost of goods sold.

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to continuing operations was $450,000 and $300,000 at December 31, 2008 and December 31, 2007, respectively. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate. The following table provides the activity through the returns and warranty accounts as recorded and charged against the reserve relating to continuing operations for the years ended December 31, 2008 and 2007.

	2008	2007

Accrued balance - beginning	$300,000	$175,000
Provision	821,000	1,345,000
Claims incurred	(671,000)	(1,220,000)

Accrued balance - ending	$450,000	$300,000

PREPAID EXPENSES AND ADVERTISING EXPENSE

Prepaid expenses consist of purchased advertising time on television programs, advertising space in outdoor publications and catalogs for the Company’s products. These costs are then expensed over the contract, as the television shows are aired, and when the publications and catalogs are issued. Prepaid advertising expenses were $119,958 and $129,230 at December 31, 2008 and 2007, respectively. Advertising expensed was $952,093 and $1,105,586 for the years ended December 31, 2008 and 2007, respectively.

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense was $489,607 and $158,063 for years ended December 31, 2008 and 2007, respectively.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS No. 123(R) is being applied on the modified-prospective-transition method.  Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the years ended December 31, 2008 and 2007.

The following assumptions were used to calculate the value of the options granted during the year ended December 31, 2008: dividend yield of 0%, risk-free interest rate of 3%, expected life equal to 3.5-5 years, and volatility of 76%-106%. The following assumptions were used to calculate the value of the options granted during the year ended December 31, 2007: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to 5-6 years, and volatility of 73%.

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

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  The Company recognized $4,444 and $338 of stock based compensation for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, there was $27,829 of total unrecognized compensation costs related to the outstanding options, which is expected to be recognized over a period of 33 months.

The weighted average fair value of stock options granted on the date of grant during the years ended December 31, 2008 and 2007 was $.82 and $1.22, respectively, excluding options to the CEO relating to debt guarantees (see Note 2).

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the years ended December 31, 2008 and 2007. Anti-dilutive options and warrants were 369,455 and 209,450 at December 31, 2008 and December 31, 2007, respectively.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences principally include depreciation, amortization, net operating losses, deferred retirement benefits, paid time off and performance benefits, contract payable, allowance for doubtful accounts, inventory obsolescence allowance, and warranty reserves. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.  There is a full valuation allowance recorded as of December 31, 2008.

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

The federal and state tax returns are open to examination for the years 2005-2008.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 2008 presentation.  The reclassification relates to the breakout of operating expenses on the statement of operations into the following categories:  sales and marketing, research and development and engineering, general and administrative, and goodwill and intangible impairment.  The Company felt this breakout provided insight into the different categories of operating expenses the Company incurs.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. For the Company, significant estimates include the allowance for doubtful accounts receivable, reserves for inventory valuation, impairment of goodwill and long lived assets, reserves for sales returns, reserves for warranty services, and the valuation allowance for deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

 In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company is currently evaluating the impact of FSP FAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

 SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of SFAS No. 157 did not  have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating the impact of the delayed portion of SFAS No. 157 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and 3) determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  The impact upon the adoption of SFAS 141 (Revised 2007) may have a material effect on our results of operations or financial position for any potential future acquisitions in 2009.

NOTE 2 – ACQUISITIONS

Innovative Outdoors asset acquisition

On June 27, 2008, the Company closed on the acquisition of certain assets of Innovative Outdoors, Inc. (Innovative Outdoors) a manufacturer and distributor of ice fishing hole covers and other related devices, pursuant to the terms of an asset purchase agreement. The transaction involved the acquisition by Nature Vision of tooling, intellectual property, and general intangibles of Innovative Outdoors for a purchase price of $188,572.  The purchase price was paid as follows: (i) $6,000 cash was paid at closing, (ii) $32,572 by a two year unsecured promissory note payable in monthly installments of $1,458 including imputed interest at 7%, and (iii) $150,000 by a three year unsecured promissory note payable in monthly installments of $4,632 including interest at 7%.  In connection with the acquisition, the Company incurred transaction costs of $4,753.This purchase allows the Company to become vertically integrated by purchasing the intellectual property of an existing sales product line.  The assets acquired and liabilities assumed in the acquisition are based on their value estimated at the date of acquisition.  These estimates if necessary will be revised during the allocation period, which generally does not exceed one year.  Additional pro forma disclosures required under SFAS No. 141 “Business Combinations”, related to this acquisition, were not considered material.

  The purchase price allocation for the Innovative Outdoors asset acquisition is as follows:

Equipment	27,325
Intangibles*	166,000
Total purchase price	$193,325

Intangibles acquired consist of $116,000 in intellectual property and related patents (useful life 10 years), $15,000 in trademarks (useful life of 5 years), $10,000 in customer list (useful life of 5 years), and $25,000 in non-compete (useful life 5 years).   The weighted average amortization period for intangibles acquired is 8.5 years.

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

  The purchase price allocation for the MarCum asset acquisition is as follows:

Inventories	$196,080
Equipment	165,500
Intangibles*	397,941
Total purchase price	$759,521

*Intangibles consists of $80,000 in intellectual property and related patents (useful life of 7 years), $77,941 in non-compete (useful life of 3 years), and $240,000 in trademarks (useful life of 10 years).  The weighted average amortization period for intangibles acquired is 8 years.

The initial allocation of the purchase price has been adjusted and the impact is as follows:  intellectual property and related patents decreased by $147,941 from $227,941 to $80,000, non-competes decreased by $22,059 from $100,000 to $77,941, trademarks increased by $190,000 from $50,000 to $240,000, and customer lists decreased by $20,000 from $20,000 to $0; the above intangible allocation reflects the current allocation as adjusted.

Castaic Softbait brand acquisition

On January 21, 2008, the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement.  The amount of $323,100 was paid at closing, $81,750 is payable pursuant to three year promissory notes, and $82,860 of liabilities were assumed.  The Company incurred transaction costs of $17,541 in connection with the acquisition. The purchase provides the Company with a proven fishing tackle product platform.  The assets acquired and liabilities assumed in the acquisition are based on their value estimated at the date of acquisition.  Additional pro forma disclosures required under SFAS No. 141 “Business Combinations”, related to this acquisition, were not considered material.

The purchase price allocation for the Castaic asset acquisition is as follows:

Inventories	63,576
Equipment	222,314
Intangibles*	219,361
Total purchase price	$505,251

*Intangibles consists of $169,361 in intellectual property and related patents (useful life 14-19 years), $40,000 in trademarks (useful life of 5 years), and $10,000 in customer list (useful life of 3 years).   The weighted average amortization period for intangibles acquired is 14.3 years.

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

** Intangibles consist of $260,000 related to intellectual property, useful life of 5 years, $100,000 related to non-compete, useful life of 5 years, and $520,000 related to customer lists, useful life of 5 years.  The weighted average amortization period for intangibles acquired is 5 years.

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

* Intangibles consist of $100,000 related to trademarks, useful life of 5 years, $50,000 related to non-compete, useful life of 5 years and $20,000 related to customer lists, useful life of 5 years.  The weighted average amortization period for intangibles acquired is 5 years.

Pro forma Information for Material Acquisitions

The results of Cass Creek, Fish Hawk, MarCum, Innovative Outdoors, and Castaic Softbait brand have been included in the consolidated financial statements since the date of the acquisitions.  The following un-audited pro forma condensed results of operations for the years ended December 31, 2008 and 2007 give effect to the acquisitions of MarCum and Cass Creek as if such transaction had occurred on January 1, 2007.  The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transaction in fact had occurred at such date or to project the Company's results of future operations.

For the years ended December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	As reported	Pro forma	As reported	Pro forma
Net sales	$12,054,883	$12,299,172	$9,607,686	$13,378,611
Loss from continuing operations	(3,994,013)	(4,294,562)	(2,735,335)	(2,664,166)
Gain from discontinued operations	1,538,668	1,538,668	95,913	95,913
Net loss	$(2,455,345)	$(2,755,894)	$(2,639,422)	$(2,568,253)
Loss per common share:
Basic	$(1.06)	$(1.19)	$(1.15)	$(1.12)
Diluted	$(1.06)	$(1.19)	$(1.15)	$(1.12)

NOTE 3 - INVENTORIES

Inventories consisted of the following at:

	December 31, 2008	December 31, 2007

Raw Materials	$2,200,836	$1,953,000
Finished Goods	2,267,923	3,011,510

Total	4,468,759	4,964,510
Less: Valuation Allowance	(155,000)	(194,862)

Inventories, net	$4,313,759	$4,769,648

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2008	December 31, 2007

Tooling	$1,603,236	$1,268,868
Office furniture and equipment	560,257	459,586
Warehouse equipment	437,952	305,724
Vehicles	7,418	20,279
Leasehold improvements	359,729	256,750
Construction in progress	77,845	106,717

Total	3,046,437	2,417,924
Less: Accumulated depreciation	(1,144,787)	(862,872)

Net	$1,901,650	$1,555,052

Depreciation expense of $496,567 and $422,885 was recorded for the years ended December 31, 2008 and 2007, respectively.

NOTE 5 - INTANGIBLES

Schedule of Intangible Assets at December 31:

	2008

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount at December 31, 2008

Intangible assets subject to amortization:
Trademarks	$404,235	$-	$59,455	$344,780
Non-compete	315,361	544	90,069	224,748
Customer lists	438,667	398,667	9,389	30,611
Intellectual property and related patents	678,916	272,666	64,826	341,424
Other	24,684	-	817	23,867

Totals	$1,861,863	$671,877	$224,556	$965,430

	2007

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount at December 31, 2007

Intangible assets subject to amortization:
Trademarks	$109,234	$-	$13,873	$95,361
Non-compete	206,420	-	28,080	178,340
Customer lists	540,000	-	27,333	512,667
Intellectual property and related patents	319,865	-	51,332	268,533
Other	2,000	-	155	1,845

Totals	$1,177,519	$-	$120,773	$1,056,746

Future estimated amortization for the next five years and thereafter ending after December 31, 2008 are as follows:

Amount
Year ending December 31:
2009	$185,828
2010	180,376
2011	147,432
2012	110,232
2013	59,278
Thereafter	282,284
Total	$965,430

Amortization expense was $292,449 and $78,857 for the years ended December 31, 2008 and 2007, respectively.

In accordance with the requirements of SFAS No. 144, the Company carried out its annual fair value based impairment test on the intangible assets.  This resulted in the Company recording a non-cash impairment charge of $671,877 in the fourth quarter of fiscal 2008.  There was no impairment recorded for the year ended December 31, 2007.

NOTE 6 – RELATED PARTY NOTES PAYABLE AND WARRANTS

Board of Director Member Note Payable

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note was unsecured and had an interest rate of 15% (55.8% effective rate by including fair value of warrants amortized over a three month term). Interest was payable on the first day of each month, commencing on December 1, 2007. The entire principal and accrued interest was payable upon demand anytime after January 19, 2008. In connection with the loan, the Company issued warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $2.21. The warrants are exercisable from October 19, 2007 through October 19, 2009. The fair value of the warrants was calculated at $102,010 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 5%, expected life to two years, and volatility of 81%. The resulting original issue discount, the fair value of the warrants, was being amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $20,841 and $81,169 for the years ended December 31, 2008 and 2007, respectively, and is included in interest expense.

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (20% effective rate including new warrants issued to the Director and amortized over a two year term).  Interest is payable on the first day of each month commencing on August 1, 2008.  The entire principal and interest is payable upon demand anytime after June 30, 2010.  In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31.  The warrants are exercisable from July 8, 2008 to June 30, 2013.  The fair value of the warrants was calculated at $100,300 using the Black Scholes model.  The following assumptions were used to calculate the value of the warrants: (i) dividend yield of 0%, risk free interest of 3.34%, expected life of 5 years, and volatility of 103%.  The resulting original issue discount, the fair value of the warrants, will be amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $25,076 for the year ended December 31, 2008 and is included in interest expense.

Chief Executive Officer Note Payable

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15% (39.9% effective rate by including fair value of warrants amortized over a two month term). The entire principal and accrued interest was payable on January 1, 2009.  In connection with the loan, the Company issued warrants to the CEO to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants are exercisable from October 28, 2008 through October 27, 2010. The fair value of the warrants was calculated at $31,071 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 1.49%, expected life to two years, and volatility of 140%. The resulting original issue discount, the fair value of the warrants, was amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $31,071 for the year ended December 31, 2008 and is included in interest expense.  The Company is currently in default on the remaining $450,000 of the note and is in negotiations with its CEO to extend the remaining $450,000 principal balance.

NOTE 7 - LINE OF CREDIT, BANK

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank for up to a maximum amount of $6,000,000.  Interest is payable monthly at the greater of one month LIBOR plus 3.75% or 5.25% (5.25% at December 31, 2008).  The line of credit is collateralized by accounts receivable, inventories, property and equipment, intangible assets and other assets of the Company.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories. Effective from August 1, 2008 through October 31, 2008 the Company received an over advance amount of $600,000 in order to assist the Company with meeting it’s short term cash flow requirements. In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis. The balance outstanding on the line of credit was $3,084,956 and $2,537,835 at December 31, 2008 and 2007, respectively.  The line of credit facility is considered a demand type loan and henceforth does not have a maturity date.

The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain covenants outlined by the bank.  The agreement required the Company to be in compliance with the following affirmative covenants as of December 31, 2008:  minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000 and annual capital expenditures not to exceed $500,000.   The Company did not meet the minimum net worth and capital expenditure covenants as of December 31, 2008, but has received a noncompliance waiver from M&I Bank as of December 31, 2008.  The waiver does not entitle the Company to any future waiver.

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following at:

	December 31, 2008	December 31, 2007

Unsecured Promissory Note – Cass Creek – monthly installments of approximately $11,000 from September 2008 through March 2010, then annual installments ranging from $108,000 to $124,000 beginning September 2010 through September 2012, all payments include interest at 8% , guaranteed by the CEO of the Company.	$493,932	$500,000

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010	66,667	100,000

Demand Term Note – M&I Business Credit, LLC - Paid in full on April 7, 2008 in connection with the sale of the building.	-	2,000,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	44,250	-

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	26,978	-

Unsecured Note Payable – monthly installments of $1,458, including interest at 7%, from August 2008 through July 2010	24,850	-

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	127,129	-

Totals	783,806	2,600,000
Less: Current portion	258,405	2,133,333

Net Long-Term Debt	$525,401	$466,667

Future maturities of long-term debt for years ending after December 31, 2008 are as follows:

Total
Year ending December 31:
2009	$258,405
2010	277,869
2011	147,947
2012	99,585
2013 and forward	-

Total Long-Term Debt	$783,806

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has a Stock Option Plan, (the Plan), which provides for granting of incentive and non-statutory stock options to employees and others. The aggregate of 260,000 shares of the Company’s common stock may be granted at exercise prices not less than fair market value at the date of grant. The Compensation Committee from the Board of Directors administers the Plan. In general, options vest immediately and up to 4.5 years, and expire 5 years from the date of grant.

Information regarding stock options is summarized below:
	Number of Options	Weighted Average Option Exercise

Options Outstanding, December 31, 2006	190,458	$3.26
Granted	43,000	2.13
Expired	(36,802)	4.95
Exercised	(87,206)	0.89

Options Outstanding, December 31, 2007	109,450	4.13
Granted	40,000	1.17
Expired	(30,550)	4.38

Options Outstanding, December 31, 2008	118,900	$3.07

The weighted average contractual life of options outstanding at December 31, 2008 and 2007 was 3.17 and 3.29 years, respectively.

Following is a schedule of options outstanding and exercisable at December 31, 2008:

Options Outstanding

Options Outstanding					Options Exercisable
	Exercise Price	Number Outstanding	Remaining Contractual Life	Wgt-Ave Exercise Price	Number Exercisable	Wgt-Ave Exercise Prices
	$1.01	30,000	4.73	$1.01	-	$-
	$1.63	10,000	4.06	1.63	-	-
	$2.10	33,000	4.72	2.10	33,000	2.10
	$5.43	45,900	0.84	5.43	45,900	5.43
$
	$1.01-$5.43	118,900	3.17	$3.07	78,900	$4.04

There was no intrinsic value of the options outstanding and exercisable at December 31, 2008 and 2007. The intrinsic value of the options exercised during the year ended December 31, 2007 was $242,433.  There were no options exercised during the year ended December 31, 2008.

In addition, the Company has 250,555 warrants outstanding at December 31, 2008 (see Note 6).

NOTE 10 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the years ended December 31:

	2008	2007

Current	$-	$-
Deferred	428,274	-

Total Provision for (Benefit from) Income Taxes	$428,274	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows:

	2008	2007

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	49.2	37.2

Effective Tax Rate	12.0%	-%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31:

	2008	2007

Deferred Tax Assets
Net operating loss carryforwards	$3,033,000	$1,953,000
Deferred compensation	181,000	209,000
Returns allowance	169,000	112,000
Inventory reserve	58,000	73,000
Bad debt reserve	14,000	6,000
Other allowances	30,000	45,000

Total	3,485,000	2,398,000
Less valuation allowances	(3,429,000)	(1,280,454)

Deferred Tax Asset	$56,000	$1,117,546

Deferred Tax Liabilities
Depreciation & amortization	$(56,000)	$(95,000)

Net long-term deferred tax asset	$-	$1,022,546

The change in the valuation allowance was $2,148,546 and $1,005,200 for the years ended December 31, 2008 and 2007, respectively.  The principal reason for the change in the valuation allowance for the year ended December 31, 2008 was due to the Company recording a 100% valuation allowance related to the deferred tax asset for the loss before income taxes for the year ended December 31, 2008.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical taxable income including available net operating loss carryforwards to offset taxable income, and projected future taxable income in making this assessment.

The Company has federal and state net operating losses of approximately $8,000,000 and $4,900,000, respectively, which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

NOTE 11 - DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs were recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $483,214 and $557,871 at December 31, 2008 and December 31, 2007, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company has entered into an employment agreement with the President and Chief Executive Officer. Upon termination of employment the agreement provides for a non-compete period of 5 years. In exchange for the non-compete, the Company is obligated to pay the employee at his base rate for a period of up to 2 years.

The Company entered into a five year employment agreement with an individual in the Research and Development department in January 2008.  If the individual is terminated prior to January 2013, the individual will be entitled to a lump sum payment equal to the amount of base salary payable through the expiration date.

Lease Commitment

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and expires on August 31, 2016.  The lease was amended in May 2008 for additional space, a sprinkler system improvement addition, and the term extension through August 31, 2018.  The monthly base rent increases from $16,900 to $24,400 over the revised term of the lease.  The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses. Rent expense, including operating expenses, was $249,209 and $210,798 for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments are as follows for the years ending December 31:

2009	$212,426
2010	220,018
2011	228,551
2012	238,166
2013	247,781
Thereafter	1,282,264

Total	$2,429,206

Other Commitments

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $525,000 in 36 monthly installments of $14,583 for research and development services beginning June 1, 2008, (ii) $200,000 in 24 monthly installments of $8,333 for product support services beginning June 1, 2008.  In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement.  The Company has recognized approximately $183,000 of expense relating to this agreement for the year ended December 31, 2008, which is included in research and development and engineering expense.

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $180,000 in 36 monthly installments of $5,000 for research and development services beginning June 1, 2008, (ii) $100,000 in 24 monthly installments of $4,166 for product support services beginning June 1, 2008.  In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement.   The Company has recognized approximately $73,000 of expense relating to this agreement for the year ended December 31, 2008, which is included in research and development and engineering expense.

NOTE 13 – CONCENTRATIONS AND OTHER RISKS

Major Customers

The Company derived more than 10% of its revenues from the following unaffiliated customers and had receivable balances from those customers in the following amounts:

	2008		2007
	Sales	Receivables	Sales	Receivables
Customer A	$1,474,131	$485,908	$1,299,477	$579,127
Customer B	*	*	1,187,032	321,934
Customer C	*	309,721	*	*
Customer D	*	*	*	359,998

*Did not represent more than 10% of the Company’s revenues or accounts receivable for the period indicated.

Major Suppliers

Purchases for the year ended December 31, 2008 and 2007 include purchases from an offshore manufacturer of outdoor recreation products that individually accounted for approximately 30% and 46%, respectively, of the materials and supplies used by the Company in its operations.  During the year ended December 31, 2008 a domestic supplier accounted for approximately 11% of the materials and supplies used by the Company in its operations.  A second offshore manufacturer of outdoor recreation products accounted for 12% of the materials and supplies used by the Company in its continuing operations during the year ended December 31, 2007.  Management believes there may be risk using offshore manufacturing arrangements although there are other suppliers available.

Foreign Inventory

Included in the consolidated balance sheets are international inventories related to continuing operations of $351,690 and $196,154 at December 31, 2008 and December 31, 2007, respectively.  Foreign inventories consist of raw material goods held in Asia and Mexico and used in the production of Nature Vision products.

Foreign Sales and Long-Lived Assets

The following table presents net sales and long-lived assets by geographic area for the years ended December 31:

Geographic Data	2008	2007

Net Sales
United States	$9,699,376	$7,051,844
International	2,355,507	2,555,842

Total net sales	$12,054,883	$9,607,686

Long-Lived Assets
United States	$1,023,517	$843,795
International	878,133	711,257

Total long-lived assets	$1,901,650	$1,555,052

NOTE 14 - DISCONTINUED OPERATIONS

Vaddio product line sale

The sale of Nature Vision’s Vaddio product line to New Vad, LLC (New Vad) closed on February 5, 2007 pursuant to the terms of the asset purchase agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372, which consisted of $710,694 in cash at closing and $46,678 in assumed paid time off. In addition, Nature Vision receives 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. The potential deferral proceeds of up to $750,000 will be recorded when earned and collection is deemed probable.  Deferred sale proceeds of $603,541 and $48,474 were recorded during the years ended December 31, 2008 and 2007, respectively.  Based on the past history of collections, the Company elected to record the deferred sale proceeds as earned rather than collected.  The Company has $236,927 included in current assets retained relating to discontinued operations as of December 31, 2008 relating to the deferred sales proceeds.  There is $97,885 remaining of the deferred sale proceeds to be recorded at December 31, 2008.

As part of the transaction, the parties also entered into a consignment sale agreement, providing for the sale of Nature Vision’s inventory to New Vad over the next 12 months at a book value estimated to be $2,031,359.  Under the terms of the consignment sale agreement, New Vad purchased, at the Company’s cost, the consigned inventory from Nature Vision as needed before purchasing a similar type of item from a third party until the inventory is sold in its entirety, or January 31, 2008, at which time the remaining inventory was purchased.  The Company sold its entire inventory to New Vad in the first quarter of fiscal 2008.

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

The following are condensed statements of the discontinued operations (Vaddio and gain on sale of building) for the years ended December 31:

	2008	2007

Sales, Net	$-	$736,802
Cost of goods sold	-	710,152
Gross profit	-	26,650

Selling, general, and administrative	45,491	391,391
Income (loss) from operations	(45,491)	(364,741)

Other income (expense)	-	60,000
Gain on sale of building	1,593,222
Gain on sale of equipment	-	163,689
Gain on sale of Vaddio product line	585,209	236,965

Income and gain from discontinued operations before income taxes	2,132,940	95,913
Provision for income taxes	594,272	-

Gain from discontinued operations	$1,538,668	$95,913

Assets and liabilities retained relating to the discontinued operations (Vaddio) consisted of the following at December 31, 2008 and December 31, 2007:
	2008	2007
Current assets retained relating to discontinued operations:
Accounts receivable	$-	$44,999
Other Receivables	236,927	-
Inventory	-	298,414
Total	$236,927	$343,413

Current liabilities retained relating to discontinued operations:
Accrued transaction costs	-	25,952
Total	$-	$25,952

NOTE 15 - SUPPLEMENTAL CASH FLOWS

	2008		2007

Supplemental Cash Flow Disclosures
Cash paid for interest		$502,485	$337,148
Cash paid for income taxes		-	5,000

Noncash investing and financing activities
Fair value of stock options issued in exchange for guarantee of debt	$		$50,256
Transaction costs related to sale of segment included in current liabilities retained related to discontinued operations		$-	$25,952

Supplemental cash flow information regarding the Company’s acquisition of assets associated with Innovative Outdoors
Fair value of assets acquired		$193,325
Less liabilities assumed		-
Net assets acquired		193,325
Less note payable issued		(182,572)
Less cash acquired		-
Net		$10,753

Supplemental cash flow information regarding the Company’s acquisition of assets associated with MarCum Technologies
Fair value of assets acquired		$759,521
Less liabilities assumed		-
Net assets acquired		759,521
Less note payable issued		-
Less cash acquired		-
Net		$759,521

Supplemental cash flow information regarding the Company’s acquisition of assets associated with Castaic Softbait brand
Fair value of assets acquired		$505,251
Less liabilities assumed		(82,860)
Net assets acquired		422,391
Less note payable issued		(81,750)
Less cash acquired		-
Net		$340,641

Supplemental cash flow information regarding the Company’s acquisition of Cass Creek
Fair value of assets acquired			$2,613,036
Less liabilities assumed			-
Net assets acquired			2,613,036
Less note payable issued			(500,000)
Less cash acquired			(7,176)
Net			$2,105,860

Supplemental cash flow information regarding the Company’s acquisition of Fish Hawk
Fair value of assets acquired			$323,310
Less liabilities assumed			-
Net assets acquired			323,310
Less note payable issued			(100,000)
Less in process research and development expensed			(15,000)
Less cash acquired			-
Net			$208,310

NOTE 16 - RETIREMENT PLAN

The Company has a 401(K) Employee Retirement Plan. Company contributions made to the Plan for the years ended December 31, 2008 and 2007 were $30,235 and $26,280, respectively.