Form 10-K/A
period 2008-12-31
NATURE VISION, INC.
filed 2009-04-30
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________.

Commission file number  0-7475

NATURE VISION, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1480 Northern Pacific Road, Brainerd, MN	56401
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number (218) 825 - 0733

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.16 per share	The NASDAQ Stock Market LLC

Securities registered under Section l2(g) of the Exchange Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or l5(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes☐No ☒

The aggregate market value of the voting common equity held by non-affiliates of registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,020,282, based on the last sale price of the common stock as reported on the NASDAQ Capital Market on such date. For purposes of these computations, the affiliates of the registrant are deemed only to be the registrant’s directors and officers.

The number of shares outstanding of the registrant’s common stock, par value $0.16 per share, as of March 16, 2009 was 2,312,583.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

The purpose of this Form 10-K/A is to amend Part III, Items 10, 11, 12, 13, and 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which was filed with the Securities and Exchange Commission on March 31, 2009 (the “2008 Form 10-K”).  The reason for this 10-K/A is to meet our filing deadline for Part III hereof.  In addition, on the cover page, information with respect to the aggregate market value of the voting common equity held by non-affiliates has been revised.  Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this For 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10, 11, 12, 13, and 14 have been amended and restated in their entireties.  No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2008 Form 10-K.

PART III

Item 10. DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Director Since	Year Term Expires	Position
Jeffrey P. Zernov	56	2004	2010	President, Chief Executive Officer, Class I director
Richard P. Kiphart	67	2001	2010	Chairman of the Board of Directors, Class I director
Scott S. Meyers	55	2000	2011	Class II director
Curtis A. Sampson	75	2004	2009	Class III director
Philip M. McLaughlin	69	2006	2009	Class III director
Robert P. King	58	--	--	Chief Financial Officer and Secretary

Jeffrey P. Zernov, has served as our President and Chief Executive Officer and as a Class I director since August 31, 2004.  Prior to August 31, 2004, Mr. Zernov served in the same capacities for Nature Vision Operating, Inc. (f/k/a Nature Vision, Inc.), which he founded in 1998.  Mr. Zernov also served as Chief Financial Officer of Nature Vision Operating, Inc from 1998 through 2002.  In 1979, Mr. Zernov founded Zercom Corporation, a defense electronics contractor, which he sold to Communication Systems Inc. in 1990.  Mr. Zernov served as Zercom’s Chief Executive Officer until 1996 and, in addition, from 1990 though 1996, he established and served as President of the Zercom Marine division, a designer and manufacturer of sonar products for sports fishing applications.  Prior to 1979, Mr. Zernov served as a field promotion specialist with Lindy Tackle and was a co-founder of In-Fisherman, a sports fishing publisher and producer of television shows.

Richard P. Kiphart, has served as the Chairman of the Board since January, 2007, and a Class I director since November 2001.  He has been a principal in the investment banking firm of William Blair & Company, L.L.C. since 1972.  Mr. Kiphart joined William Blair in 1969, and has been the principal in charge of the corporate finance department since 1995.  Mr. Kiphart currently serves as director of Lime Energy Co.  He received his B.A. from Dartmouth College and his M.B.A. from Harvard Business School.

Scott S. Meyers, has served as a Class II director since April 2000.  Mr. Meyers is owner and president of American Ironhorse Motorcycles.  He was previously owner and president of Rocky Mountain Choppers and Black Water Choppers custom motorcycle dealers from 2002 until 2008.  He is the former President and director of Alliant Techsystems, Inc., an aerospace and defense company.   Mr. Meyers previously served as Executive Vice President, Chief Financial Officer and a director of Magnavox Electronic Systems Company, a manufacturer of defense electronics products.  Mr. Meyers is the chair of the audit committee and a member of the compensation/nominating committee.

Curtis A. Sampson, has served as a Class II director since August 2004.  He is the Chairman and Chief Executive Officer of Hector Communications Corp., an owner and operator of independent telephone companies and cable television systems; the Chairman and Chief Executive Officer of Communications System, Inc., a telecommunications manufacturer; and Chairman of Canterbury Park Holding Corporation, a thoroughbred horse racing and card club wagering company.  Mr. Sampson served as a director of Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) from 1998 through 2004.  Mr. Sampson is a member of the audit committee.

Philip M. McLaughlin, has served as a Class III director since December 27, 2006.  Mr. McLaughlin owned and served as Chief Executive Officer of Quality Lincoln Mercury, Inc. located in Bloomington, MN from 1979 to 1999.  He subsequently served as Chief Executive Officer of ZH Computer Co. from 2001 to 2003.  He held director positions in two publicly held companies, Consul Corporation, (CNSL) and Teledigital, (TLDG), and other privately owned companies.  Mr. McLaughlin is a member of the audit committee and is the chair of the compensation/nominating committee.

Robert P. King was appointed as the Secretary and Chief Financial Officer of the Company on September 22, 2008.   From October, 2007 to September, 2008, Mr. King worked as a business consultant providing financial and operational services to a variety of businesses.  During 2007, Mr. King served as Vice President of Finance of a multi-plant metal manufacturing division of IMI, PLC, a U.K.-based publicly traded manufacturing conglomerate. From 2000 to 2006, Mr. King held several management positions, including Chief Financial Officer and President, of Imperial Custom Molding, Inc., a plastics manufacturer, where his responsibilities included financial reporting, banking relations and strategic leadership of the company.  Prior to that, Mr. King served as the General Manager for Vialog, Inc., a telecommunication company, from 1998 to 1999.  During the earlier part of his career, Mr. King held the positions of Chief Financial Officer and Controller in public and private companies in a variety of industries, including consumer food products and transportation.

Corporate Governance

Audit Committee of the Board of Directors

Messrs. McLaughlin, Sampson and Meyers (Chair) are the current members of the audit committee of the Board of Directors.  Messrs. Sampson, and Meyers are “financial experts,” as that term is defined under the Securities Exchange Act of 1934.  Each is an “independent member,” as that term is defined in the rules promulgated by the Nasdaq Stock Market.  The audit committee represents the board in discharging its responsibilities relating to our accounting, reporting and financial control practices.  The audit committee has general responsibility for review with management of our financial controls, accounting, and audit and reporting activities.  It annually reviews the qualifications and engagement of our independent accountants, makes recommendations to the board as to their selection, reviews the scope, fees, and results of their audit and reviews their management comment letters.

Code of Business Conduct and Ethics

Each of Nature Vision’s directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by the Board of Directors.  The code is available on our website at www.naturevisioninc.com.  Any amendments to or waivers from the code will be posted on Nature Vision’s website.  Information on our website does not constitute part of this filing.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Nature Vision’s directors and officers, and persons who own more than 10% of Nature Vision’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and 10% shareholders are also required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on review of the copies of such reports furnished to us, during the year ended December 31, 2008, our officers, directors and 10% shareholders complied with their Section 16(a) filing requirements in a timely manner except Curtis A. Sampson filed a late Form 4 for a transaction that occurred on October 10, 2008.

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the last fiscal year by Jeffrey P. Zernov, current President and Chief Executive Officer, Robert P. King, current Chief Financial Officer and Secretary, and David M. Kolkind, who served as Chief Financial Officer and Secretary through August 8, 2008 (the foregoing executive officers are collectively referred to herein as the “Named Executive Officers”).  No other executive officers’ total compensation exceeded $100,000 in the year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Option Awards(4) ($)	Total ($)
Jeffrey P. Zernov,	2008	$200,000	--	--		--	$200,000
President and CEO	2007	$200,000	--	--		--	$200,000
Robert P. King, CFO	2008(1)	$41,731	--	--		$2,718	$44,449
and Secretary	2007	--	--	--		--	--
David M. Kolkind,	2008(2)	$105,439	--	--		--	$105,439
former CFO and Secretary	2007(2)	$15,385	--	$7,287	(3)	--	$22,672
_____________________
(1) Mr. King became the Company’s CFO on September 22, 2008.
(2) Mr. Kolkind served as the Company’s CFO from November 26, 2007 through August 8, 2008
(3) This amount represents fees earned by Mr. Kolkind during 2007 as a consultant to the Company and before becoming the CFO of the Company.
(4) Actual GAAP expenses incurred during the year presented with respect of awards issued under the Company Stock Option Plan.
_____________________

Base salary. Base salary is used to recognize not only the experience, skills, knowledge and responsibilities required of the Named Executive Officers, but also the contributions they make to the Company’s performance. When determining base salaries, the compensation/nominating committee considers a number of factors including compensation paid to executive officers by companies of similar size, internal review of the executive’s compensation (both individually and relative to other executives), level of the executive’s responsibility, individual performance of the executive, and the performance of the Company financially and strategically. The base salaries of the Named Executive Officers are reviewed on an annual basis. For 2008, the compensation/nominating committee and the Board of Directors decided not to increase the base salaries of the Named Executive Officers, but rather maintain the base salaries at the same level as those from 2007.

Incentive cash bonus. Cash bonuses are intended to reward individual and the Company’s performance during the year. For 2008, the compensation/nominating committee and the Board of Directors decided to extend the terms of the 2006 Cash Bonus Plan through 2008. The 2006 Cash Bonus Plan is a formula based and discretionary bonus plan. Under this extended Cash Bonus Plan, Mr. Zernov and Mr. King would receive certain automatic cash bonus payments if the Company’s actual 2008 earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, meets or exceeds 90% of the Company’s 2008 budgeted EBITDA. As the Company’s actual 2008 EBITDA did not meet or exceed 90% of the Company’s 2008 budgeted EBITDA, neither Mr. Zernov nor Mr. King received the automatic cash bonus payments in fiscal 2008. The compensation/nominating committee and the Board of Directors also did not grant discretionary cash bonuses to the Named Executive Officers for fiscal 2008.

Long term incentive compensation. The compensation/nominating committee and the Board of Directors extended the terms of the 2006 long term incentive compensation for President and Chief Executive Officer, Chief Financial Officer and the non-employee directors of the Company through 2008. Mr. Zernov, Mr. King and the non-employee directors would receive long term incentive compensation in the form of restricted stock if the Company’s actual EBITDA for 2008 meets or exceeds 90% of the Company’s 2008 budgeted EBITDA. Since the Company’s actual 2008 EBITDA did not meet or exceed 90% of the Company’s 2008 budgeted EBITDA, Mr. Zernov, Mr. King and the non-employee directors of the Company did not receive any restricted stock in fiscal 2008.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

Employment Agreements. The Company entered into an employment agreement with Mr. Jeffrey P. Zernov, the President and Chief Executive Officer, on August 31, 2004. The agreement provides for a non-compete period of five years from the date he voluntarily terminates his employment or is terminated for cause. If the Company terminates Mr. Zernov’s employment without cause, then the Company may restrict him from competing for a period of up to two years to the extent the Company continues to pay his base salary.

The Company entered into an employment agreement with Robert P. King, the Company’s Chief Financial Officer, on September 22, 2008. Under the agreement, Mr. King receives $155,000 as his starting base salary.  Under the agreement, Mr. King is entitled to earn a formula-based bonus based on the Company’s actual 2009 earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, compared to the Company’s budgeted EBITDA for 2009 established by the Board of Directors.  The agreement further provides that Mr. King is eligible to participate in the Company’s Long Term Incentive Plan.

The Company also entered into an employment agreement with David M. Kolkind, the Company’s Chief Financial Officer, on November 26, 2007.  Mr. Kolkind resigned from his position as the Company’s Chief Financial Officer, effective August 8, 2008 and under the employment agreement did not receive any additional compensation.

Nature Vision Stock Options

The following table sets forth certain information relating to equity awards outstanding as of December 31, 2008 for each Named Executive Officer. Robert P. King, our Chief Financial Officer, was granted an option to purchase 30,000 shares of the Company’s common stock at an exercise price of $1.01 pursuant to the Company’s stock option plan upon his appointment as the Company’s new Chief Financial Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jeffrey P. Zernov	22,500	(1)			$5.43	11/3/2009
	33,000				$2.10	9/20/2013
Robert P. King	30,000		30,000	(2)	$1.01	9/22/2013
__________________

(1)	Effective November 11, 2005, the Company accelerated the vesting of the remaining unvested options granted in 2004, through a written action of the Board of Directors.
(2)	10,000 shares each vest on September 22, 2009, September 22, 2010, and September 22, 2011.

Board of Director Compensation

The following table sets forth the cash and non-cash compensation for fiscal 2008 awarded to or earned by each of our directors who is not also a Named Executive Officer.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Richard P. Kiphart	$12,750	--	$12,750
Scott S. Meyers	$18,500	--	$18,500
Steve Shanesy	$3,000	--	$3,000
Curtis A. Sampson	$15,000	--	$15,000
Philip M. McLaughlin	$16,500	--	$16,500
____________________

(1)
No stock options were granted to the directors during fiscal year 2008. For the aggregate number of stock options outstanding at 2008 fiscal year end, see section titled Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each director who is not a full-time employee of Nature Vision receives a quarterly retainer of $3,000. Also, a fee of $750 is paid to each outside director for each board or committee meeting attended in person plus out-of-pocket expenses incurred in attending meetings. The chairs of the audit committee and compensation/nominating committee are each paid an additional annual retainer of $2,000.  The members of the audit committee and compensation / nominating committees were paid an additional $1,500.  Outside directors are eligible for stock options. Outside directors were also eligible for long term incentive compensation relating to performance for the fiscal 2008, but no payments were made under the long term incentive compensation for fiscal 2008. Directors who also are employees of Nature Vision are not compensated for their duties as directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 28, 2009, 2,312,583 shares of our common stock were outstanding. Each common share is entitled to one vote.

Information as to the name, address and stockholdings of: (i) each person known by Nature Vision to be a beneficial owner of more than five percent of our common stock; (ii) each director and nominee for election to the Board of Directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) by all executive officers and directors, as a group, as of April 28, 2009 is set forth below. Except as indicated below, we believe that each person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

Name and Address	Amount of Common Stock Beneficially Owned		Percent of Common Stock (1)

Jeffrey P. Zernov 1480 Northern Pacific Road Brainerd, Minnesota 54601	534,794	(2)	22.1%

Richard P. Kiphart 222 West Adams Street Chicago, Illinois 60606	650,752	(3)	25.8%

Philip M. McLaughlin 26020 Birch Bluff Road Shorewood, Minnesota 55331	46,314		2.0%

Scott S. Meyers P.O. Box 161574 Big Sky, Montana 59716	8,800	(4)	*

Curtis A. Sampson P.O. Box 777 213 Main Street Hector, Minnesota 55342	16,800	(5)	*

Dean Capra 8565 Central Avenue Northeast Blaine, Minnesota 55434	147,733		6.4%

Anthony Capra 8565 Central Avenue Northeast Blaine, Minnesota 55434	147,733		6.4%

Perkins Capital Management, Inc. 730 East Lake Street Wayzata, Minnesota 55391	111,495	(6)	4.8%

Directors and executive officers as a group (five persons)	1,257,460	(7)	47.6%

________________

*	Less than one percent of shares outstanding.
(1)
In calculating percentage ownership, all shares of common stock which a named shareholder has the right to acquire within 60 days from the date of this proxy statement upon exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of common stock owned by that shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other shareholder.

(2)	Includes: (a) 10,803 shares owned by Mr. Zernov’s wife; and (b) options to purchase 55,500 shares of common stock and (c) warrants to purchase 50,555 shares of common stock.
(3)	Includes options to purchase 6,800 shares of common stock and warrants to purchase 200,000 shares of common stock.
(4)	Includes options to purchase 6,800 shares of common stock.
(5)	Includes options to purchase 6,800 shares of common stock.
(6)	Only 40,000 shares of common stock have voting power.
(7)	Includes options and warrants to purchase 326,455 shares of common stock.
________________

Item 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Officer and Director Loans to Company

In October 2008, the Company borrowed $700,000 from Jeffrey P. Zernov, its Chief Executive Officer, in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000 in January 2009.  There was no interest paid on the loan during the year ended December 31, 2008.  In connection with the loan, the Company issued warrants to the Chief Executive Officer to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants are exercisable from October 28, 2008 through October 27, 2010.  The Company is currently in default on the remaining $450,000 of the note and is in negotiations to extend the remaining $450,000 of this note.

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to Richard P. Kiphart, a member of its Board of Directors, in October 2007.  The amended $1,000,000 demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month commencing on August 1, 2008.  The entire principal and interest is payable upon demand anytime after June 30, 2010.  In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31.  The Company paid approximately $150,000 of interest on this note and the original $1,000,000 demand note during the year ended December 31, 2008.

Directors and Executive Officers

Our Board of Directors currently comprises the following five members:  Jeffrey P. Zernov, Richard P. Kiphart, Scott S. Meyers, Curtis A. Sampson, and Philip M. McLaughlin.  The following directors, which constitute a majority of the Board of Directors, are “independent directors” as such term is defined in Section 5605(a)(2) of The Nasdaq Stock Market’s listing standards:  Richard P. Kiphart, Scott S. Meyers, Curtis A. Sampson, and Philip M. McLaughlin.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Nature Vision Independent Public Accountant’s Fees

The following table presents fees for professional services rendered by Virchow, Krause & Company, LLP, for the audit of Nature Vision’s financial statements for the years ended December 31, 2008 and December 31, 2007, and fees billed by Virchow, Krause & Company, LLP for other services during those periods:

	2008	2007
Audit Fees	$136,931	$119,750
Audit Related Fees	$4,200	$0
Tax Fees	$7,650	$10,870
All Other Fees	$-	$7,825
Total	$148,781	$138,445

Audit Fees were for professional services for auditing and reviewing Nature Vision’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit Related Fees for 2008 were for professional services related to auditing and reviewing Nature Vision’s financial statements, including advising Nature Vision as to complying with accounting policies and transactional planning.

Tax Fees were for professional services for tax planning and compliance.

All Other Fees were for professional services not applicable to the other categories.

Pre-Approval Policy for Services of Nature Vision Independent Auditors

The audit committee meets prior to filing any Form 10-Q or 10-K to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to the independent auditors are pre-approved by the audit committee. These services may include audit services, audit-related services, tax services and other services. The audit committee adopted a policy for the pre-approval of services provided by the independent auditors, which is set forth in the Amended and Restated Charter of the Audit Committee, which was attached as Appendix A to the proxy statement for the Company’s 2008 annual meeting of shareholders.

PART IV

Item 15.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES.

Exhibit Index

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature Vision, Inc.
Date: April 28, 2009	By: /s/ Jeffrey P. Zernov
Jeffrey P. Zernov, President
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey P. Zernov	April 28, 2009
Jeffrey P. Zernov
(President, Chief Executive Officer and a Director)

/s/ Robert P. King	April 28, 2009
Robert P. King
(Chief Financial Officer, Chief Accounting Officer and Secretary)

/s/ Richard P. Kiphart	April 28, 2009
Richard P. Kiphart
(Director)

/s/ Scott S. Meyers	April 28, 2009
Scott S. Meyers
(Director)

/s/ Curtis A. Sampson	April 28, 2009
Curtis A. Sampson
(Director)

/s/ Philip M. McLaughlin	April 28, 2009
Philip M. McLaughlin
(Director)