Form 10-Q
period 2009-03-31
NATURE VISION, INC.
filed 2009-05-14
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  0-7475

             ____________________________

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
☑ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of May 9, 2009, was 2,312,583.  The registrant has no other classes of securities outstanding.

NATURE VISION, INC.
INDEX

Index

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Nature Vision, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	Unaudited
	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$45,981	$-
Accounts Receivable, net	1,048,665	2,962,869
Other Receivables	3,023	4,260
Inventories, net	3,952,049	4,313,759
Current Portion of Prepaid Expenses	169,873	221,443
Current Assets Retained Relating to Discontinued Operations	-	236,927
Total Current Assets	5,219,591	7,739,258

PROPERTY AND EQUIPMENT, NET	1,804,777	1,901,650

NON-CURRENT ASSETS
Prepaid Expenses, net of Current Portion	28,660	32,422
Intangibles - net	918,922	965,430
Total Non-Current Assets	947,582	997,852

TOTAL ASSETS	$7,971,950	$10,638,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks Issued in Excess of Cash in Bank	$-	$22,236
Current Portion of Long-Term Debt	273,846	258,405
Note Payable – Related Party	450,000	700,000
Current Portion of Deferred Retirement Benefits	57,658	60,438
Line of Credit, Bank	1,911,823	3,084,956
Accounts Payable	564,843	679,673
Accrued Payroll and Payroll Taxes	130,500	107,858
Accrued Sales and Warranty Reserve	405,000	450,000
Accrued Expenses	381,209	559,377
Total Current Liabilities	4,174,879	5,922,943

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	446,882	525,401
Note Payable – Related Party	937,313	924,775
Deferred Retirement Benefits, Net of Current Portion	407,873	422,776
Total Non-Current Liabilities	1,792,068	1,872,952

Total Liabilities	5,966,947	7,795,895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at March 31, 2009 and December 31, 2008 were 2,312,583	370,013	370,013
Additional Paid-In Capital	7,144,085	7,141,368
Accumulated Deficit	(5,509,095)	(4,668,516)
Total Stockholders’ Equity	2,005,003	2,842,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,971,950	$10,638,760

See accompanying notes to condensed consolidated financial statements.

Index

Nature Vision, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2009 and 2008

	2009	2008

SALES, NET	$1,879,062	$2,367,065

COST OF GOOD SOLD	1,633,956	1,718,483

GROSS PROFIT	245,106	648,582

OPERATING EXPENSES
Sales and Marketing	406,030	520,042
Research and Development and Engineering	201,897	127,613
General and Administrative	402,844	469,232

Total Operating Expenses	1,010,771	1,116,887

LOSS FROM OPERATIONS	(765,665)	(468,305)

OTHER INCOME (EXPENSE)
Interest expense	(136,989)	(168,550)
Other income	2,743	-

Net Other Expenses	(134,246)	(168,550)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(899,911)	(636,855)

PROVISION FOR INCOME TAX BENEFIT	-	-

LOSS FROM CONTINUING OPERATIONS	(899,911)	(636,855)

GAIN FROM DISCONTINUED OPERATIONS, NET	59,332	44,577

NET LOSS	$(840,579)	$(592,278)

Loss from continuing operations per common share
Basic	$(0.39)	$(0.28)
Diluted	$(0.39)	$(0.28)

Income (loss) from discontinued operations per common share
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Net loss per common share
Basic	$(0.36)	$(0.26)
Diluted	$(0.36)	$(0.26)

Weighted average common shares
Basic	2,312,583	2,312,583
Diluted	2,312,583	2,312,583

See accompanying notes to condensed consolidated financial statements

Index

Nature Vision, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(840,579)	$(592,278)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	171,062	168,864
Gain on sale of discontinued operations	(59,332)	(81,647)
Loss on disposal of property, plant, and equipment	12,750	-
Increase in bad debt reserve	15,000	-
Stock based compensation	2,717	1,589
Amortization of original issue discount	12,538	20,841
Changes in operating assets and liabilities
Accounts receivable	1,899,204	1,996,151
Other receivable	1,237	-
Inventories, net	361,710	686,699
Prepaid expenses	55,332	64,756
Accounts payable	(114,830)	(254,379)
Accrued payroll and payroll taxes	22,642	13,220
Accrued sales and warranty reserve	(45,000)	(90,000)
Accrued expenses	(178,168)	(102,271)
Payments on deferred retirement benefits	(17,683)	(18,041)

Net Cash Flows from Operating Activities	1,298,600	1,813,504

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(40,175)	(91,059)
Purchase of assets associated with Castaic Softbait Brand	-	(340,641)
Proceeds from sale of discontinued operations, net	296,259	81,647
Net proceeds from sale of working capital associated with discontinued operations	-	234,547
Purchases of intangible assets	(256)	(6,000)

Net Cash Flows from (used in) Investing Activities	255,828	(121,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in checks issued in excess of cash in bank	(22,236)	13,168
Net payments on line of credit, bank	(1,173,133)	(1,751,462)
Principal payments on long-term debt	(63,078)	(85,191)
Principal payments on note payable – related party	(250,000)	-

Net Cash Flows from (used in) Financing Activities	(1,508,447)	(1,823,485)

Net Change in Cash and Cash Equivalents	45,981	(131,487)

CASH AND CASH EQUIVALENTS - January 1, 2009 and 2008	-	131,487

CASH AND CASH EQUIVALENTS - March 31, 2009 and 2008	$45,981	$-

See accompanying notes to condensed consolidated financial statements.

Index

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008 (Unaudited)

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

Because of seasonal and other factors, the results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the Company's full 2009 fiscal year.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $841,000 and $592,000, respectively, for the three months ended March 31, 2009 and 2008 and had an accumulated deficit of $5.5 million as of March 31, 2009.  We have managed our liquidity during the first part of 2009 through cost reduction initiatives and the proceeds from a related party note payable.  The Company is currently in default of the remaining $450,000 of the note and is in negotiations to extend the remaining $450,000 of the CEO’s note (Note 6).

The Company has historically been a seasonal business with the majority of the Company’s revenue being realized in the fourth quarter.  The general economic conditions, including a lowering of overall consumer confidence as consumers continue to pull back discretionary spending, our historical high working capital usage in the first nine months of the fiscal year, competition in certain product lines, and the higher than anticipated 2008 and 2007 acquisition transition costs have impacted our operating results.  In addition to the factors described above, the global credit market crisis has impacted our ability to find subordinated debt or other additional financing.  We have not seen an improvement in the general economic conditions that impact our Company through April 2009.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without raising additional debt or equity capital.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital, or (ii) the sale of the Company to another entity.  This process is ongoing and may be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated balance sheet at March 31, 2009 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008 are unaudited. The unaudited interim condensed consolidated balance sheet and condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Index

FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt, notes payable, line of credit-bank, and deferred liabilities - retirement benefits approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $52,500 and $37,500 at March 31, 2009 and December 31, 2008, respectively.

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

During the fourth quarter of fiscal 2008, the Company performed its annual goodwill impairment test with the assistance of a third-party valuation firm.  Due to reduced growth expectations resulting from weakening economic conditions and anticipated lower impact on revenues and profitability in future years, the Company recorded a non-cash charge of $666,373 in the fourth quarter of fiscal 2008 for goodwill impairment.  The balance of goodwill was $0 as of March 31, 2009 and December 31, 2008, respectively.

INTANGIBLE ASSETS AND OTHER ASSETS

Other intangible assets consisted primarily of patents and identifiable intangible assets including customer lists, trademarks, other intellectual property and non-compete agreements, which are being amortized using the straight-line method over their estimated useful lives ranging from three to nineteen years.

The long-term portion of prepaid expenses consists of deferred financing costs of $28,660 and $32,422 at March 31, 2009 and December 31, 2008, respectively.

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

Index

If we determine that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique.  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them.  We use historical financial information, internal plans, and projections and industry information in making such estimates. Net intangible assets and long-lived assets amounted to $2.7 million and $2.9 million as of March 31, 2009 and December 31, 2008, respectively.

We had an independent appraisal firm complete an appraisal of goodwill and other intangibles as of November 30, 2008. Due to reduced growth expectations resulting from weakening economic conditions and anticipated lower impact on revenues and profitability in future years, we recognized a non-cash impairment charge of $671,877 for our long-lived assets, including intangible assets, during the year ended December 31, 2008.  We did not recognize any impairment charges for our long-lived assets during the three months ended March 31, 2009.   In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets, including intangible assets, are less than the book value and recognize an additional impairment charge.  Such impairment would adversely affect our earnings.

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

Index

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to continuing operations was $405,000 and $450,000 at March 31, 2009 and December 31, 2008, respectively. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate. The following table provides the activity through the returns and warranty accounts as recorded and charged against the reserve relating to continuing operations for the three months ended March 31, 2009 and 2008.

	2009	2008

Accrued balance - beginning	$450,000	$300,000
Provision	85,000	201,000
Claims incurred	(130,000)	(291,000)

Accrued balance - ending	$405,000	$210,000

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.

STOCK-BASED COMPENSATION

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the three months ended March 31, 2009 and 2008.

The following assumptions were used to calculate the value of the options granted during the three months ended March 31, 2008: dividend yield of 0%, risk-free interest rate of 3%, expected life equal to 3.5 years, and volatility of 76%. There were no stock options granted during the three months ended March 31, 2009.

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

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  The Company recognized $2,717 and $1,590 of stock based compensation for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, there was $25,111 of total unrecognized compensation costs related to the outstanding options, which is expected to be recognized over a period of 31 months.

Index

The weighted average fair value of stock options granted on the date of grant during the three months ended March 31, 2008 was $.89.

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the years ended March 31, 2009 and 2008. Anti-dilutive options and warrants were 369,455 and 219,450 at March 31, 2009 and 2008, respectively.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences principally include depreciation, amortization, net operating losses, deferred retirement benefits, paid time off and performance benefits, contract payable, allowance for doubtful accounts, inventory obsolescence allowance, and warranty reserves. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.  There is a full valuation allowance recorded as of March 31, 2009 and December 31, 2008.

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 2009 presentation.  The reclassification relates to the breakout of operating expenses on the statement of operations into the following categories:  sales and marketing, research and development and engineering, and general and administrative.  The Company’s opinion is that this breakout provided insight into the different categories of operating expenses the Company incurs.

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

Index

RECENT ACCOUNTING PRONOUNCEMENTS

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 141 (Revised 2007) did not have a material impact on the Company’s financial statements.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination.  The adoption of the remainder of SFAS 157 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of FAS 142-3 did not have a material impact on the Company’s financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation No. 45-4 (“FSP SFAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 and effective for reporting periods ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS 161.  Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of FSP SFAS 133-1 and FIN 45-4 did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46R-8 (“FSP 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities (“VIE’s”).  The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity.  Disclosures required by FSP 140-4 and FIN 46R-8 are effective for the Company in the first quarter of fiscal 2009.  Because the Company has no VIE’s, the adoption did not have a material impact the Company’s financial statements.

Index

In January 2009, the Financial Accounting Standards Board (“FASB”) approved FASB Accounting Standards Codification (the “Codification”), which is effective July 1, 2009.  Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not supposed to change GAAP, but is intend to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue.  The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics.  We do not expect the Codification to have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 (“FSP SFAS 107-1”) and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (“APB 28-1”). FSP SFAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented.  Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period.  FSP SFAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009.  The Company does not expect the adoption of FSP SFAS 107-1 and APB 28-1 to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of market activity for the asset or liability have significantly decreased.  FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same.  In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the implementation of FSP SFAS 157-4 to have a material impact on our financial statements.

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

Index

Pro forma Information for Material Acquisitions

The results of MarCum, Innovative Outdoors, and Castaic Softbait brand have been included in the condensed consolidated financial statements since the date of the acquisitions.  The following unaudited pro forma condensed results of operations for the three months ended give effect to the acquisition of MarCum as if such transaction had occurred on January 1, 2008.  The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transaction in fact had occurred at such date or to project the Company's results of future operations.

For the three months ended March 31, 2008:

	March 31, 2008
	As reported	Pro forma
Net sales	$2,367,065	$2,611,354
Loss from continuing operations	(636,855)	(937,404)
Gain from discontinued operations	44,577	44,577
Net loss	$(592,278)	$(892,827)
Loss per common share:
Basic	$(0.26)	$(0.39)
Diluted	$(0.26)	$(0.39)

NOTE 3 - INVENTORIES

Inventories consisted of the following at:

	March 31, 2009	December 31, 2008

Raw Materials	$1,664,504	$2,200,836
Finished Goods	2,402,545	2,267,923

Total	4,067,049	4,468,759
Less: Valuation Allowance	(115,000)	(155,000)

Inventories, net	$3,952,049	$4,313,759

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2009	December 31, 2008

Tooling	$1,605,536	$1,603,236
Office furniture and equipment	545,257	560,257
Warehouse equipment	443,692	437,952
Vehicles	7,418	7,418
Leasehold improvements	359,729	359,729
Construction in progress	109,089	77,845

Total	3,070,721	3,046,437
Less: Accumulated depreciation	(1,265,944)	(1,144,787)

Net	$1,804,777	$1,901,650

Index

Depreciation expense of $124,298 and $110,243 was recorded for the three months ended March 31, 2009 and 2008, respectively.

NOTE 5 - INTANGIBLES

Schedule of Intangible Assets at March 31:

	2009
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount at March 31, 2009
Intangible assets subject to amortization:
Trademarks	$404,235	$-	$73,393	$330,842
Non-compete	314,817	-	108,390	206,427
Customer lists	40,000	-	11,722	28,278
Intellectual property and related patents	406,505	-	75,074	331,431
Other	24,684	-	2,740	21,944

Totals	$1,190,241	$-	$271,319	$918,922

Schedule of Intangible Assets at December 31:

	2008
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount at December 31, 2008

Intangible assets subject to amortization:
Trademarks	$404,235	$-	$59,455	$344,780
Non-compete	315,361	544	90,069	224,748
Customer lists	438,667	398,667	9,389	30,611
Intellectual property and related patents	678,916	272,666	64,826	341,424
Other	24,684	-	817	23,867

Totals	$1,861,863	$671,877	$224,556	$965,430

Amortization expense was $46,764 and $58,621 for the three months ended March 31, 2009 and 2008, respectively.

Index

NOTE 6 – RELATED PARTY NOTE PAYABLE AND WARRANTS

Board of Director Member Note Payable

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note was unsecured and had an interest rate of 15% (55.8% effective rate by including fair value of warrants amortized over a three month term). Interest was payable on the first day of each month, commencing on December 1, 2007. The entire principal and accrued interest was payable upon demand anytime after January 19, 2008. In connection with the loan, the Company issued warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $2.21. The warrants are exercisable from October 19, 2007 through October 19, 2009. The fair value of the warrants was calculated at $102,010 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 5%, expected life to two years, and volatility of 81%. The resulting original issue discount, the fair value of the warrants, was amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $0 and $20,841 for the three months ended March 31, 2009 and 2008, respectively, and is included in interest expense.

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (20% effective rate including new warrants issued to the Director and amortized over a two year term).  Interest is payable on the first day of each month commencing on August 1, 2008.  The Company incurred approximately $37,000 of interest for the three months ended March 31, 2009.  The entire principal and interest is payable upon demand anytime after June 30, 2010.  In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31.  The warrants are exercisable from July 8, 2008 to June 30, 2013.  The fair value of the warrants was calculated at $100,300 using the Black Scholes model.  The following assumptions were used to calculate the value of the warrants: (i) dividend yield of 0%, risk free interest of 3.34%, expected life of 5 years, and volatility of 103%.  The resulting original issue discount, the fair value of the warrants, will be amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $12,538 for the three months ended March 31, 2009 and is included in interest expense.

Chief Executive Officer Note Payable

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009.  The Company incurred approximately $17,000 of interest for the months ended March 31, 2009.  In connection with the loan, the Company issued warrants to the CEO to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants are exercisable from October 28, 2008 through October 27, 2010. The fair value of the warrants was calculated at $31,071 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 1.49%, expected life to two years, and volatility of 140%. The resulting original issue discount, the fair value of the warrants, was amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $31,071 and was included in interest expense during the fourth quarter of fiscal 2008.  The Company paid $250,000 of the note in January 2009.  The Company is currently in default on the remaining $450,000 of the note and is in negotiations with its CEO to extend the remaining principal balance of $450,000 in a new note that was outstanding as of March 31, 2009.

NOTE 7 - LINE OF CREDIT, BANK

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank for up to a maximum amount of $6,000,000.  Interest is payable monthly at the greater of one month LIBOR plus 3.75% or a floor of 5.25% (5.25% at March 31, 2009).  The line of credit is collateralized by accounts receivable, inventories, property and equipment, intangible assets and other assets of the Company.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories.  In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis. The balance outstanding on the line of credit was $1,911,823 at March 31, 2009 and $3,084,956 at December 31, 2008.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain covenants outlined by the bank.  The agreement required the Company to be in compliance with the following affirmative covenants as of March 31, 2009:  minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000 and annual capital expenditures not to exceed $500,000.   The Company did not meet the minimum net worth covenants as of March 31, 2009, but has received a noncompliance waiver from M&I Bank as of March 31, 2009.  The waiver does not entitle the Company to any future waiver.

Index

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following at:

	March 31, 2009	December 31, 2008

Unsecured Promissory Note – Cass Creek – monthly installments of approximately $11,000 from September 2008 through March 2010, then annual installments ranging from $108,000 to $124,000 beginning September 2010 through September 2012, all payments include interest at 8%, guaranteed by the CEO of the Company.	$457,927	$493,932

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010	66,667	66,667

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	44,250

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	23,972	26,978

Unsecured Note Payable – monthly installments of $1,458, including interest at 7%, from August 2008 through July 2010	22,216	24,850

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	119,326	127,129

Totals	720,728	783,806
Less: Current portion	273,846	258,405

Net Long-Term Debt	$446,882	$525,401

Future maturities of long-term debt for years ending after March 31, 2009 are as follows:

Total
Year ending March 31:
2010	$273,846
2011	229,835
2012	117,462
2013	99,585
2014 and forward	-

Total Long-Term Debt	$720,728

Index

NOTE 9 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the three months ended March 31:

	2009	2008

Current	$-	$-
Deferred	-	-

Total Benefit from Income Taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31 to the Company’s effective rate is as follows:

	2009		2008

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(3.3)		(3.3)
Permanent differences and other including surtax exemption	0.1		0.1
Valuation allowance	37.2		37.2

Effective Tax Rate	-%		-%

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

Future minimum lease payments are as follows for the years ending March 31:

2010	$214,274
2011	222,016
2012	230,955
2013	240,570
2014	250,185
Thereafter	1,221,254

Total	$2,379,254

Index

Other Commitments

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $525,000 in 36 monthly installments of $14,583 for research and development services beginning June 1, 2008, (ii) $200,000 in 24 monthly installments of $8,333 for product support services beginning June 1, 2008.  In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement.  The Company has recognized approximately $69,000 of expense relating to this agreement for the three months ended March 31, 2009, which is included in research and development and engineering expense.

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $180,000 in 36 monthly installments of $5,000 for research and development services beginning June 1, 2008, (ii) $100,000 in 24 monthly installments of $4,166 for product support services beginning June 1, 2008.  In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement.   The Company has recognized approximately $28,000 of expense relating to this agreement for the three months ended March 31, 2009, which is included in research and development and engineering expense.

The Company is under a technology purchase agreement requiring payment of $50,000 by September 30, 2009.

NOTE 11 - CONCENTRATIONS

Major Customers

The Company derived more than 10% of its revenues from the following unaffiliated customers in the following amounts for the three months ended March 31:

	2009		2008
Customer A	$	*	$407,879

The Company had receivable balances greater than 10% of its accounts receivable from the following unaffiliated customers:

	March 31, 2009	December 31, 2008
Customer A	$140,962	$	*
Customer B	122,573		*
Customer C	119,773		*
Customer D	110,561		*
Customer E	*		485,908
Customer F	*		309,721

*Did not represent more than 10% of the Company’s revenues or accounts receivable for the period indicated.

Foreign Inventory

Included in the consolidated balance sheets are international inventories of $385,899 at March 31, 2009 and $351,690 at December 31, 2008, respectively.  Foreign inventories consist of raw material goods held in Asia and Mexico and used in the production of the Company’s products.

Foreign Sales and Long-Lived Assets

Index

The following table presents net sales by geographic area for the three months ended March 31:

Geographic Data	2009	2008

Net Sales
United States	$1,640,083	$1,933,567
International	238,979	433,498

Total net sales	$1,879,062	$2,367,065

The following table presents property, plant, and equipment by geographic area as of March 31, 2009 and December 31, 2008:

Geographic Data	March 31, 2009	December 31, 2008

Property, plant, and equipment
United States	$837,383	$1,023,517
International	967,394	878,133

Total property, plant, and equipment	$1,804,777	$1,901,650

NOTE 12 - DISCONTINUED OPERATIONS

Vaddio product line sale

The sale of Nature Vision’s Vaddio product line to New Vad, LLC (New Vad) closed on February 5, 2007 pursuant to the terms of the asset purchase agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372, which consisted of $710,694 in cash at closing and $46,678 in assumed paid time off. In addition, Nature Vision receives 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. The potential deferral proceeds of up to $750,000 have been recorded when earned and collection is deemed probable.  Based on the past history of collections, the Company elected to record the deferred sale proceeds as earned rather than collected.  The Company had $236,927 included in current assets retained relating to discontinued operations as of December 31, 2008 relating to the deferred sales proceeds.  In addition, there were $97,885 remaining of the deferred sale proceeds to be recorded at December 31, 2008.  In March 2009, the Company had a $215,206 receivable related to the deferred sale proceeds that was to be paid to the Company over the next six months.  The Company gave New Vad, LLC a $32,281 discount in exchange for paying the receivable balance in March 2009.  As of March 31, 2009 there is no remaining deferred sale proceeds to be earned or collected.

The following are condensed statements of the discontinued operations (Vaddio) for the three months ended March 31:

	2009	2008

Sales, Net	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Selling, general, and administrative	-	37,070
Income (loss) from operations	-	(37,070)

Other income (expense)	-	-
Gain on sale of building	-	-
Gain on sale of equipment	-	-
Gain on sale of Vaddio product line	59,332	81,647

Income and gain from discontinued operations before income taxes	59,332	44,577
Provision for income taxes	-	-

Gain from discontinued operations	$59,332	$44,577

Index

Assets and liabilities retained relating to the discontinued operations (Vaddio) consisted of the following at March 31, 2009 and December 31, 2008.

	2009	2008
Current assets retained relating to discontinued operations:
Accounts receivable	$-	$-
Other Receivables	-	236,927
Inventory	-	-
Total	$-	$236,927

NOTE 13 - SUPPLEMENTAL CASH FLOWS

	2009	2008

Supplemental Cash Flow Disclosures
Cash paid for interest	$134,286	$112,896
Cash paid for income taxes	-	-

Supplemental cash flow information regarding the Company’s acquisition of assets associated with Castaic Softbait brand
Fair value of assets acquired		$505,251
Less liabilities assumed		(82,860)
Net assets acquired		422,391
Less note payable issued		(81,750)
Less cash acquired		-
Net		$340,641

Index

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements made in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our business, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors including, but not limited to, adverse economic conditions, intense competition, including entry of new competitors, inability to obtain sufficient financing to support our operations, progress in research and development activities, variations in costs, fluctuations in foreign currencies against the U.S. dollar in countries where we source products, adverse federal, state and local government regulation, unexpected costs, lower sales and net income (or higher net losses, than forecasted), price increases for equipment, inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives and other specific risks that may be alluded to in this report.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.  As discussed in Note 1 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital, or (ii) the sale of the Company to another entity.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

Seasonality

The Company’s business is seasonal in nature.  Quarterly sales are typically lowest in the second and third quarters of the fiscal year as the Company ramps up purchasing and production for its primary selling season for outdoor recreation products in the fourth quarter.

Index

Results of Operations

Our primary products are categorized into six product lines. The following table sets forth, for the periods indicated, net sales by product line along with the change from the previous year:

	For the Three Months Ended March 31:
	2009		2008
	Net Sales	Percent	Net Sales

Underwater Viewing systems and Sonars	$922,000	(33.0%)	$1,376,000
Fishing Trolling systems	73,000	73.8%	42,000
Hunting	393,000	(38.7%)	641,000
Ice Fishing	39,000	(11.4%)	44,000
Fishing Lures	169,000	267.4%	46,000
Industrial	110,000	(23.1%)	143,000
Other (including freight and service)	173,000	130.7%	75,000

Total Net Sales	$1,879,000	(20.6%)	$2,367,000

The following table contains selected information from our historical consolidated statement of operations, expressed as a percentage of net sales for the three months ended March 31:

	2009	2008

Net Sales	100.0%	100.0%
Cost of goods sold	87.0	72.6
Gross margin	13.0	27.4

Sales and marketing expenses	21.6	22.0
Research & development and engineering expenses	10.7	5.4
General and administrative expenses	21.5	19.8
Total operating expenses	53.8	47.2

Operating loss	(40.8)	(19.8)

Provision for income taxes	-	-
Other expense	(7.1)	(7.1)
Gain from discontinued operations	3.2	1.9

Net loss	(44.7%)	(25.0%)

Sales, Net

Net sales decreased 20.6% to $1,879,000 for the three months ended March 31, 2009 compared to $2,367,000 for the prior year three months ended.  Net sales mainly decreased from the weak economic conditions and declines in consumer spending.

The underwater viewing system and sonar product net sales for the three months ended March 31, 2009 decreased $454,000 compared to the prior year three months ended.  The decrease was mainly due to general economic conditions, declines in consumer spending, and increased competition.

The hunting product net sales decreased due to the following:  (i) lower Cass Creek game call sales and (ii) decreases in revenues generated from hunting blinds due to proliferation of competitors that has turned the product line into a commodity.

Index

Gross Profit

Gross profit of $245,000 was 13.0% of net sales for the three months ended March 31, 2009 compared to $649,000 or 27.4% of net sales for the prior year three months ended.

The following were the primary reasons for the decline in the gross margin as compared to the prior year:

•	The lower net sales in 2009 as compared to 2008 resulted in fixed costs being higher as a percentage of net sales.
•	The lower net sales in the Hunting and Industrial product lines which generally carry higher gross margins.
•	The lower selling price on certain later life cycle products.

Operating Expenses

Total operating expenses were $1,011,000 for the three months ended March 31, 2009 compared to $1,117,000 for the prior year three months ended, a decrease of $106,000.  The decrease was primarily the result of lower marketing and advertising expenses of approximately $100,000 and declines in accounting, legal fees, and other general and administrative expenses of approximately $65,000.  These operating expense reductions were partially offset by approximately $100,000 in expenses related to research and development commitments that the Company entered into in May 2008.

Other Income and Expenses

Other expense decreased by approximately $34,000 for the three months ended March 31, 2009 as compared to the prior year three months ended. The decrease is related to lower interest expense primarily due to the Company not carrying debt for the three months ended March 31, 2009 related to the building that was sold in April 2008 and the lower interest rate on the line of credit.

Loss from Continuing Operations

The Company recognized a pretax loss of $900,000 for the three months ended March 31, 2009, compared to a pretax loss of $637,000 for the three months ended March 31, 2008.  The increase in the pretax loss is as a result of the fluctuations discussed above.

Gain from Discontinued Operations

In connection with the Company’s sale of the Vaddio product line that closed in February, 2007, the Company would receive 2% of receipts from the gross sale of all Vaddio products sold by the New Vad, LLC until a total payment of $750,000 was received.   The Company recognized approximately $60,000 and $82,000 during the three months ended March 31, 2009 and 2008, respectively.  The Company has received all deferred sale proceeds related to the Vaddio sale as of March 31, 2009.

Net Loss

The Company recognized a net loss of approximately $841,000 for the three months ended March 31, 2009 compared to a net loss of $592,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended March 31:

(thousands)	2009	2008
Cash provided by (used for):
Operating activities	$1,299	$1,814
Investing activities	256	(122)
Financing activities	(1,509)	(1,823)
Increase (decrease) in cash and cash equivalents	$46	$(131)

Index

Operating Activities

Cash flows from operations totaled $1,299,000 and $1,814,000 for the three months ended March 31, 2009 and 2008, respectively. The primary reasons for the decline in cash flow from operations was the increase in the net loss of $248,000 recorded in 2009 and the unfavorable net changes in operating assets and liabilities of $312,000 as compared to the prior year three months ended.

Investing Activities

Cash flows provided from (used in) investing activities totaled $256,000 and ($122,000) for the three months ended March 31, 2009 and 2008, respectively.   The proceeds related to the sale of Vaddio generated approximately $296,000 for the three months ended March 31, 2009.  The Company incurred capital expenditures and intangible expenditures totaling $40,000 for the three months ended March 31, 2009.

Financing Activities

Cash flows provided by (used for) financing activities totaled ($1,509,000) and ($1,823,000) for the three months ended March 31, 2009 and 2008, respectively.  Payments on long-term debt were $63,000 for the three months ended March 31, 2009. Payments on the note payable – related party were $250,000 for the three months ended March 31, 2009.

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank for up to a maximum amount of $6,000,000.  Interest is payable monthly at the greater of one month LIBOR plus 3.75% or 5.25% (5.25% at March 31, 2009).  The line of credit is collateralized by accounts receivable, inventories, property and equipment, and other assets of the Company.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories. In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis. The balance outstanding on the line of credit was $1,911,823 and $3,084,956 at March 31, 2009 and December 31, 2008, respectively.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain covenants outlined by the bank.  The agreement required the Company to be in compliance with the following affirmative covenants as of March 31, 2009:  minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000 and annual capital expenditures not to exceed $500,000.   The Company did not meet the minimum net worth covenants as of March 31, 2009, but has received a noncompliance waiver from M&I Bank as of March 31, 2009.  The waiver does not entitle the Company to any future waiver.

In October 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000 in January 2009.  In connection with the loan, the Company issued warrants to the Chief Executive Officer to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants are exercisable from October 28, 2008 through October 27, 2010.  The Company is currently in default on the remaining $450,000 of the note and is in negotiations to extend the remaining $450,000 of the CEO’s note.

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

In May 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $525,000 in 36 monthly installments of $14,583 for research and development services beginning June 1, 2008, (ii) $200,000 in 24 monthly installments of $8,333 for product support services beginning June 1, 2008.  The Company has recognized approximately $69,000 of expense relating to this agreement for the three months ended March 31, 2009, which is included in research and development and engineering expense.

In May 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $180,000 in 36 monthly installments of $5,000 for research and development services beginning June 1, 2008, (ii) $100,000 in 24 monthly installments of $4,166 for product support services beginning June 1, 2008.  The Company has recognized approximately $28,000 of expense relating to this agreement for the three months ended March 31, 2009, which is included in research and development and engineering expense.

Index

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

The Company is under a technology purchase agreement requiring payment of $50,000 by September 30, 2009.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $841,000 and $592,000, respectively, for the three months ended March 31, 2009 and 2008 and had an accumulated deficit of $5.5 million as of March 31, 2009.  We have managed our liquidity during the first quarter of 2009 through cost reduction initiatives and the proceeds from a related party note payable.  The Company is currently in default of the remaining $450,000 of the note and is in negotiations to extend the remaining $450,000 of the CEO’s note.

The Company has historically been a seasonal business with the majority of the Company’s revenue being realized in the fourth quarter.  The general economic conditions, including a lowering of overall consumer confidence as consumers continue to pull back discretionary spending, our historical high working capital  usage in first nine months of the fiscal year, competition in certain product lines, and the higher than anticipated 2008 and 2007 acquisitions transition costs have impacted our operating results.  In addition to the factors described above, the global credit market crisis has impacted our ability to find subordinated debt or other additional financing.  We have not seen an improvement in the general economic conditions that impact our Company through April 2009.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without raising additional debt or equity capital.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital, or (ii) the sale of the Company to another entity.  This process is ongoing and may be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

The Company believes that the effect of inflation has not been material during the three months ended March 31, 2009.

Off-Balance Sheet Financing Arrangements

As of March 31, 2009, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2009.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk since December 31, 2008.  Refer to Item 7A in our 2008 Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on these criteria. This report does not include an attestation report of Nature Vision’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Nature Vision’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Nature Vision to provide only management’s report in this report.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 1A.  Risk Factors

Factors that may affect our future results include, but are not limited to, the following items as well as the information in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

There is substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, accumulated deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in Note 1 to the accompanying condensed consolidated financial statements. Our future is dependent on our ability to raise capital or sell the Company.  If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

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

We may be unable to return to profitability or raise additional capital.  We incurred net losses of $841,000 and $592,000, respectively, for the three months ended March 31, 2009 and 2008 and had an accumulated deficit of $5.5 million as of March 31, 2009. The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital (ii) the sale of the Company to another entity.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.   We may not be able to obtain additional debt or equity financing or, if we do, it may not be on favorable terms. Sources of additional capital may include additional bank debt financing or the sale of debt or equity securities, the latter of which could result in significant dilution to existing shareholders.

Index

Failure to Comply with Requirements and Restrictive Covenants in Our Credit Facility Could Have a Material Adverse Affect on Our Business.   Our credit facility contains restrictive covenants and requirements that we comply with certain financial covenants. The credit facility requires, among other things, that we be in compliance with the following affirmative covenants as of March 31, 2009:  minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000 and annual capital expenditures not to exceed $500,000.  The Company did not meet the minimum net worth covenants as of March 31, 2009, but has received a noncompliance waiver from M&I Bank as of March 31, 2009.  The waiver does not entitle the Company to any future waiver.   If our lender fails to agree to such future concessions, the lender would be under no obligation to advance additional funds to us, which would have an immediate, material adverse effect on us.  In addition, failure to maintain the required covenants could result in acceleration of our indebtedness under the credit facility. If we are not able to maintain our borrowing availability under our credit facility and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or a material effect on Company’s ability to continue operations.

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

Index

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

Impairment charges could reduce our profitability. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  We conduct testing for impairment during the fourth quarter of our fiscal year.  Various uncertainties, including changes in consumer preferences, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets.  Although any such impairment charge would be a non-cash expense, any impairment of our intangible assets could materially increase our expenses and reduce our profitability.   We had an independent appraisal firm complete an appraisal of goodwill and other intangibles as of November 30, 2008.  For our fiscal year ending December 31, 2008, we recorded an impairment charge of $1,338,250.  As a result of the appraisal findings the Company wrote off its entire goodwill of $666,373 and wrote off $671,877 of other intangible assets.   There was no impairment charge recorded for the three months ended March 31, 2009.  There is no assurance that the remaining intangibles will not be impaired in future years.

Index

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

A limited number of our shareholders can exert significant influence over the Company. As of December 31, 2008, Jeffery P. Zernov, CEO, Richard P. Kiphart, Chairman with other Board of Directors and Capra family (large shareholder) who is supportive of management holds approximately 53% of the voting power of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Our shares of common stock are thinly traded and our stock price may be more volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are 1,381,578 shares of our common stock held by nonaffiliates as of April 28, 2009. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

The Company believes critical accounting policies (See Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations for a listing of critical accounting policies) affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed these policies with the Audit Committee of the Company’s Board of Directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  Not applicable.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  Not applicable.

Index

Item 6.   Exhibits.

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

NATURE VISION, INC.

Date: May 13, 2009	By:	/s/ Jeffrey P. Zernov
Its: Chief Executive Officer and President

Date: May 13, 2009	By:	/s/ Robert P. King
Its: Chief Financial Officer