Form 10-K/A
period 2008-12-31
NATURE VISION, INC.
filed 2009-07-07
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

Registrant's telephone number (218)825 - 0733

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Explanatory Note:
The purpose of this Form 10-K/A is to amend Exhibit 31.1 and 31.2 related to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which was filed with the Securities and Exchange Commission on March 31, 2009 (the “2008 Form 10-K”).  The reason for this 10-K/A is to update certain language in the exhibits based on a comment letter we received from the Securities Exchange Commission on June 10, 2009.  Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Exhibits 31.1 and 31.2 have been amended and restated in their entireties.  No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2008 Form 10-K.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Index

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature Vision, Inc.
Date: June 29, 2009	By: /s/ Jeffrey P. Zernov
Jeffrey P. Zernov, President
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey P. Zernov
June 29, 2009
Jeffrey P. Zernov
(President, Chief Executive Officer and a Director)

/s/ Robert P. King
June 29, 2009
Robert P. King
(Chief Financial Officer, Chief Accounting Officer and Secretary)

/s/ Richard P. Kiphart
June 29, 2009
Richard P. Kiphart
(Director)

/s/ Scott S. Meyers
June 29, 2009
Scott S. Meyers
(Director)

/s/ Curtis A. Sampson
June 29, 2009
Curtis A. Sampson
(Director)