Form 10-Q
period 2009-06-30
SWORDFISH FINANCIAL, INC.
filed 2009-12-28
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  0-7475
              ____________________________

SWORDFISH FINANCIAL, INC.
 (Exact name of registrant as specified in its charter)

Minnesota	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

142 Wembley Way

Rockwall, Texas   75032
(Address of principal executive offices)

(972) 310-1830
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

☑ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of December 16, 2009, was 13,300,000.  The registrant has no other classes of securities outstanding.

Index

SWORDFISH FINANCIAL, INC.

Index

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements
Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	Unaudited June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$67,034	$-
Accounts Receivable, net	989,911	2,962,869
Other Receivables	23,406	4,260
Inventories, net	1,604,251	4,313,759
Current Portion of Prepaid Expenses	123,675	221,443
Current Assets Retained Relating to Discontinued Operations	0	236,927
Total Current Assets	2,808,277	7,739,258

PROPERTY AND EQUIPMENT, NET	112,693	1,901,650

NON-CURRENT ASSETS
Prepaid Expenses, net of Current Portion	24,899	32,422
Intangibles – net	0	965,430
Total Non-Current Assets	24,899	997,852

TOTAL ASSETS	$2,945,869	$10,638,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks Issued in Excess of Cash in Bank	$66,360	$22,236
Current Portion of Long-Term Debt	235,952	258,405
Note Payable – Related Party	450,000	700,000
Current Portion of Deferred Retirement Benefits	58,965	60,438
Line of Credit, Bank	1,698,995	3,084,956
Accounts Payable	794,220	679,673
Accrued Payroll and Payroll Taxes	75,658	107,858
Accrued Sales and Warranty Reserve	200,000	450,000
Accrued Expenses	373,454	559,377
Total Current Liabilities	3,953,604	5,922,943

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	426,527	525,401
Note Payable – Related Party	949,850	924,775
Deferred Retirement Benefits, Net of Current Portion	392,633	422,776
Total Non-Current Liabilities	1,769,010	1,872,952

Total Liabilities	5,722,614	7,795,895

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at March 31, 2009 and December 31, 2008 were 2,312,583	370,013	370,013
Additional Paid-In Capital	7,146,803	7,141,368
`Accumulated Deficit	(10,293,561)	(4,668,516)
Total Stockholders’ Equity	(2,776,745)	2,842,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,945,869	$10,638,760

See accompanying notes to condensed consolidated financial statements.

Index

Swordfish Financial, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

SALES, NET	$2,021,692	$1,450,166	$3,900,753	$3,817,231

COST OF GOOD SOLD	1,814,189	1,452,103	3,448,145	3,170,586

GROSS PROFIT(LOSS)	207,502	(1,937)	452,608	646,646

OPERATING EXPENSES
Sales and marketing	186,909	332,901	592,939	852,943
Research and Development and Engineering	149,269	174,446	351,166	302,059
General and Administrative	549,833	388,674	952,677	857,906
Inventory, Equipment and Intangible Impairment Allowance	3,963,708	0	3,963,708	0
Total Operating Expenses	4,849,719	896,021	5,860,490	2,012,908

LOSS FROM OPERATIONS	(4,642,217)	(897,9580	(5,407,882)	(1,366,263)

OTHER INCOME (EXPENSE)
Interest expense	(130,371)	(96,615)	(267,360)	(265,165)
Interest income	-	-	-	-
Other expenses	(11,878)	(1,659)	(9,135)	(1,659)

Net Other Income (Expenses)	(142,249)	(98,274)	(276,495)	(266,824)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(4,784,466	(996,232)	(5,684,377)	(1,633,087)

PROVISION FOR INCOME TAX EXPENSE	0	0	0	0

LOSS FROM CONTINUING OPERATIONS	(4,784,466)	(996,232)	(5.684,377)	(1,633,087)

GAIN FROM DISCONTINUED OPERATIONS, NET OF TAX	0	1,070,228	59,332	1,114,805

NET INCOME (LOSS)	$(4,784,466)	$73,996	$(5,625,045)	$(518,282)

Loss from continuing operations per common share
Basic	$(2.07)	$(0.43)	$(2.46)	$(0.71)
Diluted	$(2.07)	$(0.43)	$(2.46)	$(0.71)

Gain from discontinued operations per common share
Basic	$0.00	$0.46	$0.03	$0.49
Diluted	$0.00	$0.46	$0.03	$0.49

Net income (loss) per common share
Basic	$(2.07)	$0.03	$(2.43)	$(0.22)
Diluted	$(2.07)	$0.03	$(2.43)	$(0.22)

Weighted average common shares
Basic	2,312,583	2,312,583	2,312,583	2,312,583
Diluted	2,312,583	2,312,583	2,312,583	2,312,583

See accompanying notes to consolidated financial statements.

Index

Swordfish Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,625,045)	$(518,282)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	339,146	383,089
Gain on sale of discontinued operations	0	(161,346)
Increase in allowance for doubtful accounts	100,000	-
Loss on impairment of inventory	1,500,000	28,180
Loss on impairment of property and equipment	1,591,553	0
Loss on impairment of intangibles	872,155	0
Gain on sale of building, net of income taxes	0	(998,950	) )
Stock based compensation	5,435	3,348
Amortization of original issue discount	0	20,841
Changes in operating assets and liabilities
Accounts receivable	1,853,812	1,987,002
Inventories, net	1,209,508	689,526
Prepaid expenses	105,291	89,005
Accounts payable	114,547	(169,827)
Accrued payroll and payroll taxes	(32,200)	(24,455)
Accrued expenses	(435,923)	(309,122)
Payments on deferred retirement benefits	(1,473)	(36,492)

Net Cash Flows from Operating Activities	1,596,806	982,517

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(48,467)	(237,086)
Purchase of assets associated with Castaic Softbait Brand	0	(340,641)
Purchase of assets from MarCum Technologies	0	(759,521)
Purchase of assets from Innovative Outdoors	0	(10,753)
Proceeds from sale of building	0	2,294,941
Proceeds from sale of discontinued operations, net	0	161,346
Net proceeds from sale of working capital associated with discontinued operations	236,927	317,461
Purchases of intangible assets	0	(6,000	)) ( ( )

Net Cash Flows from (used in) Investing Activities	188,460	1,419,747

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in checks issued in excess of cash in bank	44,124	44,626
Net payments on line of credit, bank	(1,385,961)	(573,689)
Principal payments on long-term debt	(126,395)	(2,004,688)
Principal payment on note payable – related party	(250,000)	-

Net Cash Flows from (used in) Financing Activities	(1,718,232)	(2,533,751)

Net Change in Cash and Cash Equivalents	67,034	(131,487)

CASH AND CASH EQUIVALENTS - January 1, 2009 and 2008	0	131,487

CASH AND CASH EQUIVALENTS – June 30, 2008 and 2007	$67,034	$-

See accompanying notes to consolidated financial statements.

Index

SWORDFISH FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Swordfish Financial, Inc. (fka Nature Vision, Inc.) (the Company or we) is an outdoor recreation products Company. The Company designs and markets primarily outdoor recreation products for the sport fishing and sport hunting markets. The Company grants unsecured credit to its customers which are primarily dealers and consumers located throughout the United States and Canada. The Company contracts with outside organizations for the manufacture and sale of the majority of its products. The geographic market in which the Company competes consists of the entire United States and Canada and, to a lesser extent some foreign countries.

Because of seasonal and other factors, the results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the Company's full 2009 fiscal year.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $5,625,045 and $518,282, respectively, for the six months ended June 30, 2009 and 2008 and had an accumulated deficit of $10,293,561 as of June 30, 2009.  We have managed our liquidity during the six months of 2009 through cost reduction initiatives and the proceeds from collections on accounts receivables.  The Company is currently in default of the remaining $450,000 of the note with a related party and is in negotiations to extend the remaining $450,000 of the CEO’s note (Note 6).
The Company is currently in default on its line of credit with a bank and in August 2008 it entered into a voluntary surrender agreement allowing the bank ( as discussed in Subsequent Event Note 14) with its superior lien position to assume control of the Company’s assets and operations until it liquidates sufficient assets to pay off the line of credit which is $1,698,995 at June 30, 2009.

The Company has historically been a seasonal business with the majority of the Company’s revenue being realized in the fourth quarter.  The general economic conditions, including a lowering of overall consumer confidence as consumers continue to pull back discretionary spending, our historical high working capital usage in the first six months of the fiscal year, competition in certain product lines, and the higher than anticipated 2008 and 2007 acquisition transition costs have impacted our operating results.  In addition to the factors described above, the global credit market crisis has impacted our ability to find subordinated debt or other additional financing.  We have not seen an improvement in the general economic conditions that impact our Company through September  2009.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without raising additional debt or equity capital.  See Subsequent Event Note 14, for a discussion of capital acquired by the Company.  There can be no assurance that this financing arrangement will alleviate the Company’s 12 month working capital needs unless it is funded.

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated balance sheet at June 30, 2009 and the condensed consolidated statements of operations and cash flows for the six months ended June 30, 2009 and 2008 are unaudited. The unaudited interim condensed consolidated balance sheet and condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the six months ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $241,000 and $37,500 at June 30, 2009 and December 31, 2008, respectively.

INVENTORIES

Inventories consist of raw materials and finished goods and are valued at the lower of standard cost (which approximates the first-in, first-out (FIFO) method) or market. Market represents estimated realizable value in the case of finished goods and replacement or reproduction cost in the case of other inventories. Because of changing technology, our customer base, customer needs, general economic conditions, and the level of success of certain sales programs, and market demand, inventory is subject to obsolescence. Management periodically reviews all inventories to determine if any obsolete, discontinued or slow moving items are in inventory. Based on this review, inventory is disposed of or an allowance for obsolescence established to cover any future disposals.  Due to the uncertainty of the ultimate results of the Bank’s sale off the Company’s assets to satisfy its loan position, the Company recorded a non-cash charge of $1,500,000 in the second quarter of fiscal 2009 for inventory impairment.  Such estimates are sometimes difficult to make and it is possible significant changes may be required to inventory reserves.

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

During the fourth quarter of fiscal 2008, the Company performed its annual goodwill impairment test with the assistance of a third-party valuation firm.  Due to reduced growth expectations resulting from weakening economic conditions and anticipated lower impact on revenues and profitability in future years, the Company recorded a non-cash charge of $666,373 in the fourth quarter of fiscal 2008 for goodwill impairment.  The balance of goodwill was $0 as of June 30, 2009 and December 31, 2008, respectively.

INTANGIBLE ASSETS AND OTHER ASSETS

Other intangible assets consisted primarily of patents and identifiable intangible assets including customer lists, trademarks, other intellectual property and non-compete agreements, which are being amortized using the straight-line method over their estimated useful lives ranging from three to nineteen years.

The long-term portion of prepaid expenses consists of deferred financing costs of $24,899 and $32,422 at June 30, 2009 and December 31, 2008, respectively.

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

Due to the uncertainty of the ultimate results of the M&I Bank’s foreclosure and sale-off of the Company’s assets to satisfy its loan position, the Company recorded a non-cash charge of $1,591,553 in the second quarter of fiscal 2009 for property and equipment impairment.  Net intangible assets and long-lived assets amounted to $112,693 and $2.9 million as of June 30, 2009 and December 31, 2008, respectively.

We had an independent appraisal firm complete an appraisal of goodwill and other intangibles as of November 30, 2008. Due to reduced growth expectations resulting from weakening economic conditions and anticipated lower impact on revenues and profitability in future years, we recognized a non-cash impairment charge of $671,877 for our long-lived assets, including intangible assets, during the year ended December 31, 2008.  Due to the uncertainty of the ultimate results of the M&I Bank’s foreclosure and sale-off of  the Company’s assets to satisfy its loan position, the Company recorded a non-cash charge of $872,155 in the second quarter of fiscal 2009 for intangible impairment.  The balance of intangibles was $0 and $965,430 as of June 30, 2009 and December 31, 2008, respectively.

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

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “ How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation )” (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added, and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The Company adopted EITF 06-3 during the year ended December 31, 2007, and it did not have any impact on our results of operations or financial condition.  The Company's policy is to present taxes imposed on revenue-producing transactions on a gross basis.

Index

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to continuing operations was $200,000 and $450,000 at June 30, 2009 and December 31, 2008, respectively. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate. The following table provides the activity through the returns and warranty accounts as recorded and charged against the reserve relating to continuing operations for the six months ended June 30, 2009 and 2008.

	2009	2008

Accrued balance - beginning	$450,000	$300,000
Provision	85,000	201,000
Claims incurred	(335,000)	(291,000)

Accrued balance - ending	$200,000	$210,000

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.

STOCK-BASED COMPENSATION

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the six months ended June 30, 2009 and 2008.

The following assumptions were used to calculate the value of the options granted during the six months ended June 30, 2008: dividend yield of 0%, risk-free interest rate of 3%, expected life equal to 3.5 years, and volatility of 76%. There were no stock options granted during the six months ended June 30, 2009.

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

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  The Company recognized $5,435 and $3,180 of stock based compensation for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, there was $22,393 of total unrecognized compensation costs related to the outstanding options, which is expected to be recognized over a period of 31 months.

Index

The weighted average fair value of stock options granted on the date of grant during the six months ended June 30, 2009 was $0.89.

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the six months ended June 30, 2009 and 2008. Anti-dilutive options and warrants were 369,455 and 219,450 at June 30, 2009 and 2008, respectively.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences principally include depreciation, amortization, net operating losses, deferred retirement benefits, paid time off and performance benefits, contract payable, allowance for doubtful accounts, inventory obsolescence allowance, and warranty reserves. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.  There is a full valuation allowance recorded as of June 30, 2009 and December 31, 2008.

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

Index

RECENT ACCOUNTING PRONOUNCEMENTS

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the  purchase method ) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.   SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 141 (Revised 2007) did not have a material impact on the Company’s financial statements.

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

For the six months ended June 30, 2008:

	June 30, 2008
	As reported	Pro forma
Net sales	$3,817,231	$4,061,520
Loss from continuing operations	(1,633,087)	(1,933,636)
Gain from discontinued operations	1,114,805	1,114,805
Net loss	$(518,282)	$(818,831)
Loss per common share:
Basic	$(0.22)	$(0.35)
Diluted	$(0.22)	$(0.35)

For the three months ended June 30, 2008:

	June 30, 2008
	As reported	Pro forma
Net sales	$1,450,166	$1,450,166
Loss from continuing operations	(996,232)	(996,232)
Gain from discontinued operations	1,070,228	1,070,228
Net income	$73,996	$73,996
Income per common share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

NOTE 3 - INVENTORIES

Inventories consisted of the following at:

	June 30, 2009	December 31, 2008

Raw Materials	$1,604,134	$2,200,836
Finished Goods	1,615,117	2,267,923

Total	3,219,251	4,468,759
Less: Valuation allowance	(1,615,000)	(155,000)

Inventories, net	$1,604,251	$4,313,759

Index

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2009	December 31, 2008

Tooling	$1,605,536	$1,603,236
Office furniture and equipment	545,257	560,257
Warehouse equipment	485,411	437,952
Vehicles	7,418	7,418
Leasehold improvements	359,729	359,729
Construction in progress	91,552	77,845

Total	3,094,903	3,046,437
Less: Accumulated depreciation	(1,390,658)	(1,144,787)
Less: Valuation allowance	(1,591,553)	0

Net	$112,693	$1,901,650

Depreciation expense of $364,551 and $243,446 was recorded for the six months ended June 30, 2009 and 2008, respectively.

NOTE 5 - INTANGIBLES

Schedule of Intangible Assets at June 30:

	2009
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount at June 30, 2009
Intangible assets subject to amortization:
Trademarks	$404,235	$316,905	$87,330	$0
Non-compete	314,817	186,942	127,875	0
Customer lists	40,000	25,944	14,056	0
Intellectual property and related patents	406,505	321,179	85,326	0
Other	24,684	21,185	3,499	0

Totals	$1,190,241	$872,155	$318,086	$0

Schedule of Intangible Assets at December 31:

	2008
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount at December 31, 2008

Intangible assets subject to amortization:
Trademarks	$404,235	$-	$59,455	$344,780
Non-compete	315,361	544	90,069	224,748
Customer lists	438,667	398,667	9,389	30,611
Intellectual property and related patents	678,916	272,666	64,826	341,424
Other	24,684	-	817	23,867

Totals	$1,861,863	$671,877	$224,556	$965,430

Amortization expense was $131,183 and $139,642  for the six months ended June 30, 2009 and 2008, respectively.

Index

NOTE 6 – RELATED PARTY NOTE PAYABLE AND WARRANTS

Board of Director Member Note Payable

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note was unsecured and had an interest rate of 15% (55.8% effective rate by including fair value of warrants amortized over a three month term). Interest was payable on the first day of each month, commencing on December 1, 2007. The entire principal and accrued interest was payable upon demand anytime after January 19, 2008. In connection with the loan, the Company issued warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $2.21. The warrants are exercisable from October 19, 2007 through October 19, 2009 (the lender agreed to the cancellation of these warrants on August 14, 2009 – See Subsequent Event Note 14). The fair value of the warrants was calculated at $102,010 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 5%, expected life to two years, and volatility of 81%. The resulting original issue discount, the fair value of the warrants, was amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $0 and $20,841 for the six months ended June 30, 2009 and 2008, respectively, and is included in interest expense.

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (20% effective rate including new warrants issued to the Director and amortized over a two year term).  Interest is payable on the first day of each month commencing on August 1, 2008.  The Company incurred approximately $73,000 of interest for the six months ended June 30, 2009.  The entire principal and interest is payable upon demand anytime after June 30, 2010.  In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31 (the lender agreed to the cancellation of the warrants on August 14, 2009).  The warrants are exercisable from July 8, 2008 to June 30, 2013  (the Board Member agreed to the cancellation of the warrants on August 14, 2009 – See Subsequent Event Note 14).  The fair value of the warrants was calculated at $100,300 using the Black Scholes model.  The following assumptions were used to calculate the value of the warrants: (i) dividend yield of 0%, risk free interest of 3.34%, expected life of 5 years, and volatility of 103%.  The resulting original issue discount, the fair value of the warrants, will be amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $25,149 for the six months ended June 30, 2009 and is included in interest expense.

Chief Executive Officer Note Payable

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009.  The Company incurred approximately $34,000 of interest for the six months ended June 30, 2009.  In connection with the loan, the Company issued warrants to the CEO to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants are exercisable from October 28, 2008 through October 27, 2010. The fair value of the warrants was calculated at $31,071 using the Black Scholes model (the CEO agreed to the cancellation of the warrants on August 14, 2009 – See Subsequent Event Note 14). The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 1.49%, expected life to two years, and volatility of 140%. The resulting original issue discount, the fair value of the warrants, was amortized over the life of the debenture using the straight-line method.  Amortization expense on the original issue discount was $31,071 and was included in interest expense during the fourth quarter of fiscal 2008.  The Company paid $250,000 of the note in January 2009.  The Company is currently in default on the remaining $450,000 of the note and is in negotiations with its CEO to extend the remaining principal balance of $450,000 in a new note that was outstanding as of June 30, 2009.

NOTE 7 - LINE OF CREDIT, BANK

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank for up to a maximum amount of $6,000,000.  Interest is payable monthly at the greater of one month LIBOR plus 3.75% or a floor of 5.25% (5.25% at March 31, 2009).  The line of credit is collateralized by accounts receivable, inventories, property and equipment, intangible assets and other assets of the Company.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories.  In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis. The balance outstanding on the line of credit was $1,698,995 at June 30, 2009 and $3,084,956 at December 31, 2008.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain covenants outlined by the bank.  The agreement required the Company to be in compliance with the following affirmative covenants as of March 31, 2009:  minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000 and annual capital expenditures not to exceed $500,000.   The Company did not meet the minimum net worth covenants as of June 30, 2009, which put the Company in default on its line of credit with a bank and in August 2008 it entered into a voluntary surrender agreement (As discussed in Subsequent Event Note 14) allowing the bank with its superior lien position to assume control of the Company’s assets and operations until it liquidates sufficient assets to pay off the line of credit of is $1,698,995 at June 30, 2009.

Index

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following at:

	June 30, 2009	December 31, 2008

Unsecured Promissory Note – Cass Creek – monthly installments of approximately $11,000 from September 2008 through March 2010, then annual installments ranging from $108,000 to $124,000 beginning September 2010 through September 2012, all payments include interest at 8%, guaranteed by the CEO of the Company.	$418,630	$493,932

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010	66,667	66,667

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	44,250

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,905	26,978

Unsecured Note Payable – monthly installments of $1,458, including interest at 7%, from August 2008 through July 2010	18,206	24,850

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	107,451	127,129

Totals	662,479	783,806
Less: Current portion	235,952	258,405

Net Long-Term Debt	$426,527	$525,401

Future maturities of long-term debt for years ending after June 30, 2009 are as follows:

Total
Year ending June 30:
2010	$235,952
2011	209,480
2012	117,462
2013	99,585
2014 and forward	-

Total Long-Term Debt	$662,479

Index

NOTE 9 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the six months ended June 30:

	2009	2008
Current	$-	$-
Deferred	-	-

Total Benefit from Income Taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the six months ended June 30 to the Company’s effective rate is as follows:

	2009	2008

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	-%	-%

 NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and expires on August 31, 2016.  The lease was amended in May 2008 for additional space, a sprinkler system improvement addition, and the term extended through August 31, 2018. The lease was further amended by a second amendment as of July 1, 2009 giving the Company and the Landlord the right to terminate the lease effective as of December 31, 2009 by giving 30 days notice prior to the effective date of termination.  This second amendment also reduces the monthly rent from $21,801 to $15,000 with the $6,801 being deferred and waived by the Landlord if the Company timely pays the Adjusted Monthly Charge through December 31, 2009.  The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses.

Based on the terms of the second amendment the Company will have the right to terminate the lease on December 31, 2009 by giving the Landlord notice on or before November 30, 2009.   The future minimum lease payments through December 31, 2009 are $90,000.

Other Commitments

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $525,000 in 36 monthly installments of $14,583 for research and development services beginning June 1, 2008, (ii) $200,000 in 24 monthly installments of $8,333 for product support services beginning June 1, 2008.  In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement.  The Company has recognized approximately $138,000 of expense relating to this agreement for the six months ended June 30, 2009, which is included in research and development and engineering expense.

Index

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $180,000 in 36 monthly installments of $5,000 for research and development services beginning June 1, 2008, (ii) $100,000 in 24 monthly installments of $4,166 for product support services beginning June 1, 2008.  In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement.   The Company has recognized approximately $56,000 of expense relating to this agreement for the six months ended June 30, 2009, which is included in research and development and engineering expense.

The Company is under a technology purchase agreement requiring payment of $50,000 by September 30, 2009.

NOTE 11 - CONCENTRATIONS

Major Customers

The Company derived more than 10% of its revenue from one unaffiliated customer during the six months ended June 30, 2009 and 2008, respectively.

The Company had three unaffiliated customers at June 30, 2009 with outstanding balances of $368,202, $181,250 and $174,609 that were greater than 10% of its accounts receivable.

The Company had two unaffiliated customers at December 31, 2008 with outstanding balances of $485,908 and $309,721 that were greater than 10% of its accounts receivable.

Foreign Inventory

Included in the consolidated balance sheets are international inventories of $ -0- at June 30, 2009 and $351,690 at December 31, 2008, respectively.  Foreign inventories consist of raw material goods held in Asia and Mexico and used in the production of the Company’s products.

Foreign Sales and Long-Lived Assets

The following table presents net sales by geographic area for the six months ended June 30:

Geographic Data	2009	2008

Net Sales
United States	$3,404,655	$1,933,567
International	496,098	433,498

Total net sales	$3,900,753	$2,367,065

Index

The following table presents property, plant, and equipment by geographic area as of June 30, 2009 and December 31, 2008:

Geographic Data	June 30, 2009	December 31, 2008

Property, plant, and equipment
United States	$112,693	$1,023,517
International	0	878,133

Total property, plant, and equipment	$112,693	$1,901,650

NOTE 12 - DISCONTINUED OPERATIONS

Vaddio product line sale

The sale of Nature Vision’s Vaddio product line to New Vad, LLC (New Vad) closed on February 5, 2007 pursuant to the terms of the asset purchase agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision’s Vaddio product line. The original purchase price paid by the Buyer was $757,372, which consisted of $710,694 in cash at closing and $46,678 in assumed paid time off. In addition, Nature Vision receives 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. The potential deferral proceeds of up to $750,000 have been recorded when earned and collection is deemed probable.  Based on the past history of collections, the Company elected to record the deferred sale proceeds as earned rather than collected.  The Company had $236,927 included in current assets retained relating to discontinued operations as of December 31, 2008 relating to the deferred sales proceeds.  In addition, there were $97,885 remaining of the deferred sale proceeds to be recorded at December 31, 2008.  In March 2009, the Company had a $215,206 receivable related to the deferred sale proceeds that was to be paid to the Company over the next six months.  The Company gave New Vad, LLC a $32,281 discount in exchange for paying the receivable balance in March 2009.  As of March 31, 2009 there were no remaining deferred sale proceeds to be earned or collected.

The following are condensed statements of the discontinued operations (Vaddio) for the six months ended June 30:

	2009	2008

Sales, Net	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Selling, general, and administrative	-	37,070
Income (loss) from operations	-	(37,070)

Other income (expense)	-	-
Gain on sale of building	-	-
Gain on sale of equipment	-	-
Gain on sale of Vaddio product line	59,332	81,647

Income and gain from discontinued operations before income taxes	59,332	44,577
Provision for income taxes	-	-

Gain from discontinued operations	$59,332	$44,577

Index

Assets and liabilities retained relating to the discontinued operations (Vaddio) consisted of the following at June 30, 2009 and December 31, 2008.

	2009	2008
Current assets retained relating to discontinued operations:
Accounts receivable	$-	$-
Other Receivables	-	236,927
Inventory	-	-
Total	$-	$236,927

NOTE 13 - SUPPLEMENTAL CASH FLOWS

	2009	2008

Supplemental Cash Flow Disclosures
Cash paid for interest	$331,569	$112,896
Cash paid for income taxes	-	-

Supplemental cash flow information regarding the Company’s acquisition of assets associated with Castaic Softbait brand
Fair value of assets acquired		$505,251
Less liabilities assumed		(82,860)
Net assets acquired		422,391
Less note payable issued		(81,750)
Less cash acquired		-
Net		$340,641

NOTE 14 – SUBSEQUENT EVENTS

On August 14, 2009, Nature Vision, Inc. (the “Company”) closed a Stock Purchase Agreement with Swordfish Financial, Inc. pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.   The agreement provided that all stock options and warrants issued and outstanding would be voluntarily cancelled by their holders and also that note payable to Directors of the Company would be extended for twelve months from the date of the agreement.

On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc. agreement, the Company entered into a Voluntary Surrender Agreement with its primary lender, M&I Business Credit LLC (the ‘Creditor”), who as of August 14, 2009 was owed approximately $1,800,000 by the Company resulting from  a Credit and Security Agreement dated November 8, 2007 (as amended or supplemented, the “Credit Agreement”).  In accordance with the Voluntary Surrender Agreement, the Company agreed to tender to Creditor possession of the Company’s Premises and all of the Company’s Collateral, which was basically all of the Company’s assets.

On August 17, 2009, the Company executed a Subordination Agreement and Demand Note with a shareholder of the Company for $200,000.

On August 14, 2009, the Company was delisted from The Nasdaq Stock Market (“Nasdaq”) down to the OTC Pink Sheets due to the Company’s failure to comply with the minimum stockholders’ equity requirement of $2,500,000 for continued listing set forth in Nasdaq Listing Rule 5550.

Index

As a result of the transaction with Swordfish Financial,  Inc. described above, a change in control occurred with respect to the Company’s capital stock ownership.  Mssrs Richard P. Kiphart, Jeffery P. Zernov, Scott S. Meyers and Curtis A. Sampson served as the members of the Board of Directors. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the Transaction, (1) On August 13, 2009, Michael D. Alexander and Randy J. Moseley were appointed as a members to the Board of Directors effective August 14, 2009  and (2) Richard P. Kiphart, Jeffery P. Zernov, Scott S. Meyers and Curtis A. Sampson voluntarily tendered their resignations, effective August 14, 2009, as members of the Company’s Board of Directors.

On August 13, 2009, the Company received from each of Jeffrey P. Zernov, President and Chief Executive Officer and Robert P. King, Chief Financial Officer and Secretary a letter voluntarily resigning their respective officer positions with the Company.

On August 17, 2009, the board of directors appointed Michael D. Alexander as the President and Chief Executive Officer of the Company and Randy Moseley as Chief Financial Officer of the Company.

On August 17, 2009, the board of directors voted to amend the Company’s Articles of Incorporation to change the name of the Company to Swordfish Financial, Inc.

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

Overview

Nature Vision, Inc., (f/k/a Photo Control Corporation) (the “Company” or “we”) was incorporated as a Minnesota corporation in 1959. On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. The shares of the combined company traded on the Nasdaq Capital Market under the symbol, “NRVN.”  On August 14, 2009 as described in Subsequent Event Note 14, Nature Vision, Inc. closed a Stock Purchase Agreement with Swordfish Financial, Inc. pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note payable.  The name of the Company was changed to Swordfish Financial, Inc. and trades on the OTC Pinksheets under the symbol. “SWRF.”

Nature Vision designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets. We have also adapted our outdoor recreation products and core technologies for sale into certain industrial markets.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without raising additional debt or equity capital.  See Subsequent Event Note 14 for discussion of new financing in August 2009.  There can be no assurance that the new financing will alleviate the Company’s 12 month working capital needs or result in any other transaction.

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

Index

Results of Operations

Our primary products are categorized into six product lines. The following table sets forth, for the periods indicated, net sales by product line along with the change from the previous year:

(in thousands)	Three months ended June 30		Increase (Decrease)	Six months ended June 30		Increase (Decrease)
	2009	2008		2009	2008
Underwater Viewing	$1,180,976	$527,230	124.0%	$2,102,976	$1,903,230	10.5%
Fishing Trolling systems	193,527	94,167	105.5%	266,527	136,167	95.7%
Hunting	234,793	411,719	(43.0)%	627,793	1,052,719	(40.4)%
Ice Fishing	16,299	0		55,299	43,903	26.0%
Fishing Lures	168,734	106,710	58.1%	337,734	249,710	16.0%
Industrial	124,133	166,699	(25.5)%	234,133	309,699	31.2%
Other, (including freight, services	103,230	143,641	(28.1)%	276,291	121,803	126.8%

Total Net Sales	$2,021,692	$1,450,166	39.4%	$3,900,753	$3,817,231	2.2%

The following table contains selected information from our historical consolidated statement of operations, expressed as a percentage of net sales for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Net Sales	100%	100%	100%	100%
Cost of goods sold	90.0	100.1	88.4	83.1
Gross Margin	10.0	(0.1)	11.6	16.9

Sales and marketing expenses	9.2	23.0	15.2	22.3
Research & development	7.4	12.0	9.0	7.94
General and administrative expenses	27.2	26.8	24.4	22.5
Provision for impairment	196.0	0.0	101.6	0.0
Total operating expenses	239.88	61.8	150.2	52.7
Loss from operations	(229.62)	(61.9)	(138.6)	(35.8)
Other expense	(7.00)	(6.8)	(7.1)	(7.0)
Provision for income taxes	0.0	0.0	0.0	0.0

Gain from discontinued operations	0.0	73.8	1.5	29.2
Net Loss	(236.62)%	5.1%	(144.2)%	(13.6)%

Index

Net Sales

Net sales for the quarter ending June 30, 2009 of $2,021,692 were up by $571,526, or 39.4% compared to net sales of $1,450,166 during the same period last year.  Year to date net sales for the six months ending June 30, 2008 of $3,900,753 were up by $83,522, or 2.2% compared to net sales of $3,817,231 during the same period last year.

Net sales gains for the second quarter were primarily driven from acquisitions during the past two years resulting in strong sales of viewing systems providing $653,746 or 124% in increased sales for the quarter ending June 30, 2009 compared to the same period last year.  Overall, net sales gains during the second quarter were also favorably impacted by actual returns of products which are down by 15.0% compared to the same period last year.

Net sales gains for the six months ending June 30, 2008 were also driven from acquisitions in previous years resulting in strong sales of viewing systems providing $199,746 or 10.5%  in increased sales for the six months ended June 30, 2009 compared to the same period last year.  Overall, net sales gains during the first half of 2009 were also favorably impacted by actual returns which are down by $233,820 or 72.3% compared to the same period last year.

Gross Profit

Gross profit of $207,502 was 10.3% of net sales for the three months ended June 30, 2009 compared to $(1,937) or (0.01)% of net sales for the prior year three months ended.  The primary reasons for the increase in the gross margin as compared to the prior year was an increase of $653,746  in sales of viewing systems, an increase of $99,360 in fishing trolling systems, an increase of $62,024 in sales of fishing lures being offset by a decrease of $176,926 in hunting and industrial lines.

Gross profit of $452,608 was 11.6% of net sales for the six months ended June 30, 2009 compared to $646,646 or 16.9% of net sales for the prior year six months ended.  The primary reasons for the decrease in the gross margin as compared to the prior year was an increase of $199,746 in sales of viewing systems, an increase of $130,360 in fishing trolling systems, an increase of $88,000 in sales of fishing lures being offset by a decrease of $424,926 in hunting and industrial lines.  The gross profit for the first half of 2009 was also favorably impacted by actual returns which are down by $233,820 or 72.3% compared to the same period last year.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the quarter ending June 30, 2009 of $886,011, or 43.8% of sales, were up from spending of $896,021 or 61.8% of sales during the comparative period in fiscal 2008. Selling, general and administrative costs have decreased by $10,010 primarily due to sales and marketing expense decreasing by $145,992 primarily due to lower advertising expenses and general and administrative expense increasing by $161,159 due primarily to increases in accounting, legal fees, and other general and administrative expenses.

Total selling, general and administrative expenses for the six months ending June 30, 2009 of $1,896,782 or 48.6% of sales, were up from spending of $2,012,908, or 52.7% of sales during the comparative period in fiscal 2008.  Selling, general and administrative costs have decreased by $116,126 for the six months ended June 30, 2009 primarily due to a $259,974 decrease in sales and marketing expenses$3,964,000 due to lower advertising expenses and general and administrative expenses increasing by $94,771due primarily to increases in accounting, legal fees, and other general and administrative expenses.

Operating Expenses

Total operating expenses for the three months ending June 30, 2009 of $4,849,719, or 239.9% of sales, were up from spending of $896,021, or 61.8% of sales during the comparative period in fiscal 2008.  Total operating expenses increased for the three months ended June 30, 2009 primarily due to a $3,963,708 provision for impairment of assets.  Sales and marketing expense is lower by $145,992 primarily due to lower advertising expenses.   General and administrative expense increased by $161,159 due primarily to increases in accounting, legal fees, and other general and administrative expenses.

Total operating expenses for the six months ending June 30, 2009 of $5,860,490 or 150.2% of sales, were up from spending of $2,012,908, or 52.7% of sales during the comparative period in fiscal 2008.  Selling, general and administrative costs have increased for the six months ended June 30, 2009 primarily due to a $3,963,708 provision for impairment of assets.  Sales and marketing expense is lower by $259,974 primarily due to lower advertising expenses.   General and administrative expense increased by $94,771 due primarily to increases in accounting, legal fees, and other general and administrative expenses.

Index

Other Income and Expenses

Other expense increased by $43,975 for the three months ended June 30, 2009 as compared to the prior year three months ended. The increase is related to higher interest expense on the Company’s debt.

Other expense increased by $9,671 for the six months ended June 30, 2009 as compared to the prior year three months ended. The increase is related to other expenses increasing by $7,476.

Loss from Continuing Operations

The Company recognized a pretax loss of $4,784,466 for the three months ended June 30, 2009, compared to a pretax loss of $996,232 for the three months ended June 30, 2008.  The increase in the pretax loss is as a result of the fluctuations discussed above and $3,963,708 in impairment allowances against the Company’s assets due to the M&I Bank’s taking over the Company’s assets and operations and liquidating the assets to recover approximately $1,699,000 owed by the Company.

The Company recognized a pretax loss of $5,684,377 for the six months ended June 30, 2009, compared to a pretax loss of $1,633,087 for the six months ended June 30, 2008.  The increase in the pretax loss is as a result of the fluctuations discussed above and $3,963,708 in impairment allowances against the Company’s assets due to the M&I Bank’s taking over the Company’s assets and operations and liquidating the assets to recover approximately $1,699,000 owed by the Company.

Gain from Discontinued Operations

In the three months ended June 30, 2009, the Company  had no gain from discontinued operations, while in the three months ended June 30, 2008, the Company recognized a gain of $1,070,228 which was composed of $999,228 from the sale of its facilities in New Hope, MN. and $80,000 from the sale of the Vaddio product line less $9,000 in allocated selling, general and administrative expenses.

In the six months ended June 30, 2009, the Company recognized a $59,332 gain from discontinued operations on the sale of the Vaddio product line, while in the six months ended June 30, 2008, the Company recognized a gain of $1,114,805 which was composed of $999,000 from the sale of its facilities in New Hope, MN. and $161,000 from the sale of the Vaddio product line less $44,805 in allocated selling, general and administrative expenses.

Net Loss

The Company recognized a net loss of approximately $4,784,466 for the three months ended June 30, 2009 compared to a net income of $73,996 for the three months ended June 30, 2008.  The increase in the net loss is as a result of the fluctuations discussed above and $3,963,708 in impairment allowances against the Company’s assets due to the M&I Bank’s taking over the Company’s assets and operations and liquidating the assets to recover approximately $1,699,000 owed by the Company and the gain from discontinued operations of $1,070,228 in 2008 that was only $-0- in 2009.

The Company recognized a net loss of approximately $5,625,045 for the six months ended June 30, 2009 compared to a net loss of $518,282 for the six months ended June 30, 2008.  The increase in the net loss is as a result of the fluctuations discussed above and $3,963,708 in impairment allowances against the Company’s assets due to the M&I Bank’s taking over the Company’s assets and operations and liquidating the assets to recover approximately $1,699,000 owed by the Company and the gain from discontinued operations of $1,114,805 in 2008 that was only $59,332 in 2009.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the six months ended June 30:

(thousands)	2009	2008
Cash provided by (used for):
Operating activities	$1,597	$983
Investing activities	188	1,420
Financing activities	(1,718)	(2,534)
Increase (decrease) in cash and cash equivalents	$67	$(131)

Operating Activities

Cash flows from operations totaled $1,596,806 and $982,517 for the six months ended June 30, 2009 and 2008, respectively. The primary reasons for the cash flow from operations for the six months ended June 30, 2009 was $4,063,708 of non cash charges for increases in allowances and provisions for impairments and $3,063,320 in liquidation of accounts receivable and inventory which collectively total $7,127,028 compared to the net loss of $5,625,000 produces approximately $1,596,806 of cash flow.

Index

Investing Activities

Cash flows provided from (used in) investing activities totaled $188,460 and $1,419,747 for the six months ended June 30, 2009 and 2008, respectively.   The proceeds related to the sale of Vaddio generated approximately $237,000 for the six months ended June 30, 2009.  The Company incurred capital expenditures and intangible expenditures totaling $48,467 for the six months ended June 30, 2009.

Financing Activities

Cash flows provided by (used for) financing activities totaled ($1,718,232) and ($2,533,751) for the six months ended June 30, 2009 and 2008, respectively.  Payments during the six months ended June 30, 2009 were $1,385,961 on the bank line of credit, $126,395 on long-term debt and $250,000 on the note payable – related party.

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank for up to a maximum amount of $6,000,000.  Interest is payable monthly at the greater of one month LIBOR plus 3.75% or 5.25% (5.25% at March 31, 2009).  The line of credit is collateralized by accounts receivable, inventories, property and equipment, and other assets of the Company.  The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories. In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis. The balance outstanding on the line of credit was $1,698,995 and $3,084,956 at June 30, 2009 and December 31, 2008, respectively.  The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain covenants outlined by the bank.  The agreement required the Company to be in compliance with the following affirmative covenants as of March 31, 2009:  minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000 and annual capital expenditures not to exceed $500,000.   The Company did not meet the minimum net worth covenants as of June 30, 2009.  In August 2009, the Company agreed to a voluntary surrender agreement (See Subsequent Event Note 14) with the bank, which allows the bank to sell Company assets until the line of credit returns to a compliant status.

In October 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000 in January 2009.  In connection with the loan, the Company issued warrants to the Chief Executive Officer to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants are exercisable from October 28, 2008 through October 27, 2010.  (The CEO agreed to the cancellation of the warrants in August 2009 (See Subsequent Event Note 14).  The Company is currently in default on the remaining $450,000 of the note and is in negotiations to extend the remaining $450,000 of the CEO’s note (The CEO agreed to extend the note for twelve months from August 14, 2009 per the Stock Purchase Agreement discussed in Subsequent Event Note 14).

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to the member of its Board of Directors in October 2007.  The amended $1,000,000 demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month commencing on August 1, 2008.  The entire principal and interest is payable upon demand anytime after June 30, 2010 (The Board of Director agreed to extend the note for twelve months from August 14, 2009 per the Stock Purchase Agreement discussed in Subsequent Event Note 14) ..  In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31.  The Director agreed to the cancellation of the warrants in August 2009 (See Subsequent Event Note 14).

In May 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $525,000 in 36 monthly installments of $14,583 for research and development services beginning June 1, 2008, (ii) $200,000 in 24 monthly installments of $8,333 for product support services beginning June 1, 2008.  The Company has recognized approximately $65,000 of expense relating to this agreement for the six months ended June 30, 2009, which is included in research and development and engineering expense.

In May 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $180,000 in 36 monthly installments of $5,000 for research and development services beginning June 1, 2008, (ii) $100,000 in 24 monthly installments of $4,166 for product support services beginning June 1, 2008.  The Company has recognized approximately $55,000 of expense relating to this agreement for the six months ended June 30, 2009, which is included in research and development and engineering expense.

Index

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and expires on August 31, 2016.  The lease was amended in May 2008 for additional space, a sprinkler system improvement addition, and the term extended through August 31, 2018. The lease was further amended by a second amendment as of July 1, 2009 giving the Company and the Landlord the right to terminate the lease effective as of December 31, 2009 by giving the notice 30 days prior to the effective date of termination.  This second amendment also reduces the monthly rent from $21,801 to $15,000 with the $6,801 being deferred and waived by the Landlord if the Company timely pays the Adjusted Monthly Charge through December 31, 2009.  The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses.

Based on the terms of the second amendment the Company will have the right to terminate the lease on December 31, 2009 by giving the Landlord notice on or before November 30, 2009.   The future minimum lease payments through December 31, 2009 are $90,000.

The Company is under a technology purchase agreement requiring payment of $50,000 by September 30, 2009.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $5,625,045 and $518,282, respectively, for the six months ended June 30, 2009 and 2008 and had an accumulated deficit of $10,294,000 as of June 30, 2009.  We have managed our liquidity during the first six months of 2009 through cost reduction initiatives and the proceeds from liquidation of accounts receivable and inventory.  The Company is currently in default of the remaining $450,000 of the note payable – related party (the related party agreed in August 2008 to extend the note for twelve months, see Subsequent Event Note 14).  The Company is also not in compliance with the terms of its line of credit loan from the bank and in August 2008 voluntarily agreed to surrender the Company’s assets and operations to the bank until the bank liquidates enough assets to cover its loan, which was $1,698,995 at June 30, 2009.

The Company has historically been a seasonal business with the majority of the Company’s revenue being realized in the fourth quarter.  The general economic conditions, including a lowering of overall consumer confidence as consumers continue to pull back discretionary spending, our historical high working capital  usage in first nine months of the fiscal year, competition in certain product lines have significantly  impacted our operating results.  In addition to the factors described above, the global credit market crisis has impacted our ability to find subordinated debt or other additional financing.  We have not seen an improvement in the general economic conditions that impact our Company through September 2009.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without raising additional debt or equity capital.

See Subsequent Event Note 14 for a discussion of the Stock Purchase Agreement the Company executed with Swordfish Financial, Inc.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital, or (ii) the sale of the Company’s assets to pay off its debts.  This process is ongoing and may be lengthy and has inherent costs.  There can be no assurance that the this process will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

The Company believes that the effect of inflation has not been material during the six months ended June 30, 2009.

Off-Balance Sheet Financing Arrangements

As of June 30, 2009, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008 in  Management’s Discussion and Analysis of Financial Condition and Results of Operations  under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2009.

Index

Item 3: Quan titative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our exposure to market risk since December 31, 2008.  Refer to Item 7A in our 2008 Form 10-K.

Item 4T: Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Swordfish Financial’s management, including our Chief Executive Officer, Mike Alexander, and our Chief Financial Officer, Randy Moseley, of the effectiveness of Swordfish Financial’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this review, Messrs. Alexander and Moseley concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Swordfish Financial’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective based on these criteria. This report does not include an attestation report of Swordfish Financial’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Swordfish Financial’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Swordfish Financial to provide only management’s report in this report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Swordfish Financial have been detected. Swordfish Financial’s internal control over financial reporting, however, is designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Breach of Contract Action

On August 14, 2009, M&I Business Credit LLC, owed approximately $1,800,000 by the Company, foreclosed on the Company’s assets under a Credit and Security Agreement dated November 8, 2007 (as amended or supplemented, the “Credit Agreement”) and the Company entered into a Voluntary Surrender Agreement which tendered to M&I Business Credit LLC total possession of the Company’s Premises, operations and all of the Company’s Collateral, which was basically all of the Company’s assets, until M&I Business Credit LLC liquidates sufficient assets to pay off the line of credit owed by the Company.  On October 30, 2009, M&I Business Credit LLC notified the Company that it had converted sufficient Company assets to recover the Company’s debt and was turning back to the Company possession of the Company’s Premises, operations and remaining assets.

The Company was party to legal action pending in the Minnesota Ninth Judicial District Court, Crow Wing County,  State of Minnesota styled Esox Designs, Inc. vs. Nature Vision, Inc.   The  Plaintiff  filed  complaint  against the defendants to recover amounts  of approximately $180,000 Plaintiff  claims  under  a  consulting agreement entered  into in May of 2008.  In November 2009, Court Issued a default judgment against Nature Vision, Inc. in the Amount of approximately $180,000.

Index

Item 1A.  R isk Factors.  Not required by a small business reporting company.

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

SWORDFISH FINANCIAL, INC.

Date: December 28, 2009	By:	/s/ Mike Alexander
Its: Chief Executive Officer and President

Date: December 28, 2009	By:	/s/ Randy Moseley
Its: Chief Financial Officer