Form 10-Q
period 2009-09-30
SWORDFISH FINANCIAL, INC.
filed 2010-03-05
CIK 78311

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number : 0-7475

                             -----------------------

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

                                 (972) 310-1830
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
|X|  Yes?  |_|  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  |_|     Accelerated filer  |_|
Non-accelerated filer  |_|       Smaller reporting company  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes? |X| No

The number of shares of issuer's common stock, par value $0.16 per share, outstanding as of March 1, 2010, was 13,300,000. The registrant has no other classes of securities outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NATURE VISION, INC.
                                      INDEX


PART I          FINANCIAL INFORMATION                                      Page
                                                                          Number

      Item 1 :  Financial Statements

                Consolidated Balance Sheets - September 30, 2009 (Unaudited)
                   and December 31, 2008                                       1

                Consolidated Statements of Operations - Three Months and
                   Nine Months Ended September 30, 2009 and 2008 (Unaudited)   2

                Consolidated Statements of Cash Flows - Nine Months Ended
                   September 30, 2009 and 2008 (Unaudited)                     3

                Notes to Consolidated Financial Statements (Unaudited)         4

      Item 2:   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                  20

      Item 4T:  Controls and Procedures                                       26

PART II         OTHER INFORMATION

      Item 4:   Submission of Matters to a Vote of Security Holders           27

      Item 6 :  Exhibits                                                      27

                Signatures                                                    28




































--------------------------------------------------------------------------------



                         Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

                   Swordfish Financial, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2009 and December 31, 2008

                                                                               Unaudited
                                                                              ------------
                                                                              September 30,   December 31,
                                                                                   2009          2008
                                                                              ------------    ------------
ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                                  $    151,676    $       --
   Accounts Receivable, net                                                           --         2,962,869
   Other Receivables                                                                45,281           4,260
   Note Receivable                                                               3,500,000            --
   Inventories, net                                                                   --         4,313,759
   Current Portion of Prepaid Expenses                                                --           221,443
   Current Assets Retained Relating to Discontinued Operations                        --           236,927
                                                                              ------------    ------------
     Total Current Assets                                                        3,696,957       7,739,258
                                                                              ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                          7,000       1,901,650
                                                                              ------------    ------------

NON-CURRENT ASSETS
   Prepaid Expenses, net of Current Portion                                           --            32,422
   Intangibles, net                                                                   --           965,430
                                                                              ------------    ------------
     Total Non-Current Assets                                                         --           997,852
                                                                              ------------    ------------

     TOTAL ASSETS                                                             $  3,703,957    $ 10,638,760
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Checks Issued in Excess of Cash in Bank                                    $       --      $     22,236
   Current Portion of Long-Term Debt                                               235,952         258,405
   Note Payable - Related Party                                                    450,000         700,000
   Current Portion of Deferred Retirement Benefits                                  50,550          60,438
   Line of Credit, Bank                                                               --         3,084,956
   Accounts Payable                                                                948,984         679,673
   Accrued Payroll and Payroll Taxes                                                 2,603         107,858
   Accrued Expenses                                                              1,158,674         559,377
   Accrued Sales and Warranty Reserve                                              200,000         450,000
                                                                              ------------    ------------
     Total Current Liabilities                                                   3,046,763       5,922,943
                                                                              ------------    ------------

LONG-TERM LIABILITIES
   Long-term Debt, Net of Current Portion                                          367,998         525,401
   Note Payable - Related Party                                                  1,154,029         924,775
   Deferred Retirement Benefits, Net of Current Portion                            387,476         422,776
                                                                              ------------    ------------
     Total Non-Current Liabilities                                               1,909,503       1,872,952
                                                                              ------------    ------------

     Total Liabilities                                                           4,956,266       7,795,895
                                                                              ------------    ------------


                   Swordfish Financial, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2009 and December 31, 2008
                                  (continued)



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.16 Par Value per Share, 25,000,000 Shares Authorized:
     13,300,000  Issued Outstanding at September 30, 2009 and 2,312,583
     at December 31, 2008                                                        2,128,002         370,013
   Additional Paid-In Capital                                                    8,889,474       7,141,368
   Accumulated Deficit                                                         (12,269,785)     (4,668,516)
                                                                              ------------    ------------
     Total Stockholders' Equity                                                 (1,252,309)      2,842,865
                                                                              ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  3,703,957    $ 10,638,760
                                                                              ============    ============


          See accompanying notes to consolidated financial statements.

                                        1








                   Swordfish Financial, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)


                                                                Three months ended September 30,   Nine months ended September 30,
                                                                --------------------------------- ----------------------------------
                                                                     2009              2008            2009               2008
                                                                ---------------   --------------- ----------------   ---------------

SALES, NET                                                      $      739,556    $    2,199,853  $     4,640,309    $    6,017,084

COST OF GOOD SOLD                                                      781,804         1,882,706        4,229,949         5,053,292
                                                                ---------------   --------------- ----------------   ---------------


   GROSS PROFIT                                                        (42,248)          317,147          410,360           963,792
                                                                ---------------   --------------- ----------------   ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           354,849         1,040,954        2,251,631         3,053,862
Impairment Allowance for Inventory, Equipment
and Intangibles                                                              -                 -          598,434                 -
                                                                ---------------   --------------- ----------------   ---------------
                                                                       354,849        1,040,954         2,850,065        3,053,862
                                                                ---------------   --------------- ----------------   ---------------

LOSS FROM OPERATIONS                                                  (397,097)         (723,807)      (2,439,705)       (2,090,070)
                                                                ---------------   --------------- ----------------   ---------------

OTHER INCOME (EXPENSE)
   Interest expense                                                    (64,209)         (131,776)        (331,569)         (396,941)
   Interest income                                                      21,875                 -           21,875                 -
   Loss on loan default                                             (1,539,272)                -       (4,904,566)                -
   Other expenses                                                        2,480              (419)          (6,635)           (2,078)
                                                                ---------------   --------------- ----------------   ---------------

     Net Other Income (Expenses)                                    (1,579,126)         (132,195)      (5,220,895)         (399,019)
                                                                ---------------   --------------- ----------------   ---------------

   LOSS FROM CONTINUING OPERATIONS BEFORE TAXES                     (1,976,223)         (856,002)      (7,660,600)       (2,489,089)

PROVISION FOR INCOME TAX EXPENSE                                             -           428,274                -           428,274
                                                                ---------------   --------------- ----------------   ---------------

   LOSS FROM CONTINUING OPERATIONS                                  (1,976,223)       (1,284,276)      (7,660,600)       (2,917,363)

   GAIN  (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX                     -           303,804           59,332         1,418,609
                                                                ---------------   --------------- ----------------   ---------------

   NET LOSS                                                     $   (1,976,223)   $     (980,472) $    (7,601,268)   $   (1,498,754)
                                                                ===============   =============== ================   ===============

Loss from continuing operations per common share
   Basic                                                        $        (0.48)   $        (0.56) $         (1.85)   $        (1.26)
   Diluted                                                      $        (0.48)   $        (0.56) $         (1.85)   $        (1.26)

Gain (loss) from discontinued operations per common share
   Basic                                                        $         0.00    $         0.14  $          0.01    $         0.61
   Diluted                                                      $         0.00    $         0.14  $          0.01    $         0.61

Net loss per common share
   Basic                                                        $        (0.48)   $        (0.42) $         (1.83)   $        (0.65)
   Diluted                                                      $        (0.48)   $        (0.42) $         (1.83)   $        (0.65)

Weighted average common shares
   Basic                                                             4,143,819         2,312,583        4,143,819         2,312,583
   Diluted                                                           4,143,819         2,312,583        4,143,819         2,312,583

          See accompanying notes to consolidated financial statements.





                   Swordfish Financial, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                  Nine Months Ended September 30, 2009 and 2008

                                                                                                         2009             2008
                                                                                                    ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                         $    (7,601,268) $   (1,498,754)
   Adjustments to reconcile net loss to net cash flows from operating activities
     Depreciation and amortization                                                                          495,734         593,354
     Gain on sale of discontinued operations                                                                               (465,150)
     Loss on bank default                                                                                 4,904,565               -
     Loss on impairment of leasehold improvements                                                           273,666          28,180
     Loss on impairment of prepaid expenses                                                                 324,768               -
     Gain on sale of building, net of income taxes                                                                         (998,950)
     Stock based compensation                                                                                 6,095           1,726
     Provision for deferred income taxes                                                                                    428,274
     Amortization of original issue discount                                                                                 33,379
     Changes in operating assets and liabilities:
        Accounts receivable                                                                               2,391,415       1,248,046
        Inventories, net                                                                                  1,246,455        (537,393)
        Prepaid expenses                                                                                    (70,903          36,398
        Accounts payable                                                                                    269,311         625,090
        Accrued payroll and payroll taxes                                                                  (105,255)        (54,178)
        Accrued expenses                                                                                    349,297        (151,127)
        Payments on deferred retirement benefits                                                             (9,888)        (58,471)
                                                                                                    ---------------- ---------------
          Net Cash Flows from Operating Activities                                                        2,473,992        (769,576)
                                                                                                    ---------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                                            -        (365,564)
   Proceeds from sale of property and equipment                                                              24,534               -
   Purchase of assets associated with Castaic Softbait Brand                                                      -        (340,641)
   Purchase of assets from MarCum Technologies                                                                    -        (759,521)
   Purchase of assets from Innovative Outdoors                                                                    -         (10,753)
   Proceeds from sale of building                                                                                 -       2,294,941
   Proceeds from sale of discontinued operations, net                                                       236,927         243,345
   Net proceeds from sale of working capital associated with discontinued operations                              -         317,461
   Purchases of intangible assets                                                                                 -         (11,796)
                                                                                                    ---------------- ---------------
          Net Cash Flows from (used in) Investing Activities                                                261,461       1,367,472
                                                                                                    ---------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in checks issued in excess of cash in bank                                           (22,236)        131,119
   Net receipts (payments) on line of credit, bank                                                       (2,325,639)      1,200,486
   Proceeds from current note payable                                                                        14,098               -
   Principal payments on long-term debt                                                                    (250,000)     (2,060,988)
                                                                                                      --------------   -------------
          Net Cash Flows from (used in) Financing Activities                                             (2,583,777)      (729,383)

                                                                                                    ---------------- ---------------
     Net Change in Cash and Cash Equivalents                                                                151,676        (131,487)

CASH AND CASH EQUIVALENTS - January 1, 2009 and 2008                                                              -         131,487
                                                                                                    ---------------- ---------------
CASH AND CASH EQUIVALENTS - September 30, 2009 and 2008                                             $       151,676  $            -
                                                                                                    ================ ===============

          See accompanying notes to consolidated financial statements.

Index

                      NATURE VISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2009 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF OPERATIONS

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the "Company" or "we") as Nature Vision, Inc. designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets. On August 14, 2009, Nature Vision, Inc. entered into a Stock Purchase Agreement with Swordfish Financial, Inc. for 10,987,417 shares (representing approximately 80% of the outstanding shares) of its common stock in exchange for a $3,500,000 promissory note. On August 17, 2009, the shareholders owning a majority of the outstanding common stock voted to change the Company's name from Nature Vision, Inc. to Swordfish Financial, Inc.

The Company did not meet the minimum net worth covenants of a line of credit with M&I Business Credit LLC (M&I Bank) as of June 30, 2009, which put the Company in default on the line of credit. On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc. stock purchase agreement, M&I Business Credit LLC, owed approximately $1,800,000 by the Company, foreclosed on the line of credit and forced the Company to enter into a Voluntary Surrender Agreement. The Voluntary Surrender Agreement tendered to M&I Business Credit LLC total possession of the Company's Premises, operations and all of the Company's Collateral, which consisted of all of the Company's assets. M&I Business Credit LLC liquidated basically all of the Company's assets to recover the line of credit debt.

Based on the limited assets, product lines and resources remaining after the M&I Business Credit LLC liquidation, Swordfish Financial, Inc. has decided that there is not enough remaining of the Nature Vision operations to continue as an outdoor recreations products company and will concentrate on the business on being and asset recovery company and using the financial resources recovered to retire the Company's debts and invest in other businesses domestically and internationally.

Because of seasonal and other factors, the results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the Company's full 2009 fiscal year.

        GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $7,601,268 and $1,498,754, respectively, for the nine months ended September 30, 2009 and 2008 and had an accumulated deficit of $12,269,785 as of September 30, 2009. We have managed our liquidity during the first nine months of 2009 through cost reduction initiatives and the proceeds from collections on accounts receivables. The Company is currently in default of a $450,000 note with its former CEO and is in negotiations to extend the terms (Note 6). The Company is currently in default on its line of credit with a bank and in August 2008 it entered into a voluntary surrender agreement allowing the bank (as discussed in Note 8) with its superior lien position to assume control of the Company's assets and operations until it liquidates sufficient assets to pay off the line of credit which is $873,288 at September 30, 2009. The Company is in default on $603,950 of others notes payable.

The Company has historically been a seasonal business with the majority of the Company's revenue being realized in the fourth quarter. On the August 14, 2009 foreclosure by M&I Business Credit LLC and forcing the Company to enter into a Voluntary Surrender Agreement which tendered to M&I Business Credit LLC total possession of the Company's Premises, operations and all of the Company's assets to collect the approximately $1,800,000 owed by the Company. After the M&I Business Credit LLC's liquidations of virtually all of the Company's assets at significant discounts to book value, Swordfish has been left with virtually no product lines to market and continue the Nature Vision outdoor recreations products operations. At September 30, 2009, the Company has recorded a $4,904,566 loss on the bank default and repossession by M&I Business Credit LLC and an impairment loss of $598,434 related to leasehold improvements and prepaid expenses.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without raising additional debt or equity capital. See
Note 3, for a discussion of capital acquired by the Company. There can be no assurance that this financing arrangement will alleviate the Company's 12 month working capital needs unless it is funded or the Company can complete a recovery project.

        INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated balance sheet at September 30, 2009 and the condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. The unaudited interim condensed consolidated balance sheet and condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the nine months ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

        PRINCIPLES OF CONSOLIDATION

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its  wholly-owned   subsidiary.   All  significant   inter-company
transactions and balances have been eliminated in consolidation.

        FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt, notes payable, line of credit-bank, and deferred liabilities - retirement benefits approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

        ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined to be uncollectible, they are charged to expense in the year that the determination is made. Accounts receivable are written off after all collection efforts have failed. The Company had no receivables at September 30, 2009 due to the Company's default on its loan with M&I Business Credit LLC and its repossession of the Company's asset (See Note 8). Accounts receivable at December 31, 2008 were reduced by an allowance for uncollectible accounts of $37,500.

        INVENTORIES

Inventories consist of raw materials and finished goods and are valued at the lower of standard cost (which approximates the first-in, first-out (FIFO) method) or market. Market represents estimated realizable value in the case of finished goods and replacement or reproduction cost in the case of other inventories. Because of changing technology, our customer base, customer needs, general economic conditions, and the level of success of certain sales programs, and market demand, inventory is subject to obsolescence. Management periodically reviews all inventories to determine if any obsolete, discontinued or slow moving items are in inventory. Based on this review, inventory is disposed of or an allowance for obsolescence established to cover any future disposals. Due to the Company's default on its loan with M&I Business Credit LLC and its repossession of the Company's assets, the Company's inventory at September 30, 2009 was reduced to zero (See Note 8).

        GOODWILL

The Company applies SFAS No. 142, "Goodwill and Other Intangible Assets," which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis.

During the fourth quarter of fiscal 2008, the Company performed its annual goodwill impairment test with the assistance of a third-party valuation firm. Due to reduced growth expectations resulting from weakening economic conditions and anticipated lower impact on revenues and profitability in future years, the Company recorded a non-cash charge of $666,373 in the fourth quarter of fiscal 2008 for goodwill impairment. The balance of goodwill was $0 as of September 30, 2009 and December 31, 2008, respectively.

        INTANGIBLE ASSETS AND OTHER ASSETS

Other intangible assets consisted primarily of patents and identifiable intangible assets including customer lists, trademarks, other intellectual property and non-compete agreements, which are being amortized using the straight-line method over their estimated useful lives ranging from three to nineteen years. Due to the Company's default on its loan with M&I Business
Credit LLC and its repossession of the Company's assets, the Company's intangible assets was reduced to zero at September 30, 2009 (See Note 8).

The long-term portion of prepaid expenses consists of deferred financing costs of $-0- and $32,422 at September 30, 2009 and December 31, 2008, respectively.

        IMPAIRMENT OF LONG-LIVED ASSETS

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

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

Due to the Company's default on its loan with M&I Business Credit LLC and its repossession of the Company's assets, the Company's property and equipment of $967,254 at September 30, 2009 was reduced to $7,000 and included as part of the $4,904,566 loss recorded on the bank loan default as summarized in Note 8.

We had an independent appraisal firm complete an appraisal of goodwill and other intangibles as of November 30, 2008. Due to reduced growth expectations resulting from weakening economic conditions and anticipated lower impact on revenues and profitability in future years, we recognized a non-cash impairment charge of $671,877 for our long-lived assets, including intangible assets, during the year ended December 31, 2008. Due to the Company's default on its loan with M&I Business Credit LLC and its repossession of the Company's assets, the Company's intangible assets at September 30, 2009 was reduced to zero (See
Note 8) The balance of intangibles was $0 and $965,430 as of September 30, 2009 and December 31, 2008, respectively.

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

These assets met the requirements of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sales and the Company did not have any significant involvement in the operations after the sales. The results of the Vaddio product lines are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled "Assets/Liabilities sold relating to discontinued operations" and "Assets/Liabilities retained relating to discontinued operations." In accordance with EITF 87-24, "Allocation of Interest to Discontinued Operations," the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 13).

        REVENUE RECOGNITION

The Company recognizes revenue on the date products are shipped to customers and does not sell products with the guaranteed right of return. The Company maintains a warranty on new products up to two years from the date of retail purchase and therefore permits returns for defective product within the first few months of purchase and repairs products up through the end of the warranty period. Estimated reserves for sales / warranty returns are established by management based on historical experience and are subject to ongoing review and adjustment by the Company. Sales are reported net of the provision for actual and estimated future returns in the accompanying consolidated statements of operations. Revenues are reported net of discounts and allowances. The Company's revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC's Staff Accounting Bulletin No. 104 "Revenue Recognition," which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3, " How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation )" (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added, and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The Company adopted EITF 06-3 during the year ended December 31, 2007, and it did not have any impact on our results of operations or financial condition. The Company's policy is to present taxes imposed on revenue-producing transactions on a gross basis.

        SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to continuing operations was $200,000 and $450,000 at September 30, 2009 and December 31, 2008, respectively. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate. The following table provides the activity through the returns and warranty accounts as recorded and charged against the reserve relating to continuing operations for the nine months ended September 30, 2009 and 2008.

                                                    2009             2008
                                               ---------------  ---------------

Accrued balance - beginning,  December 31      $      450,000   $      300,000
Provision                                              85,000          201,000
Claims incurred                                      (335,000)        (291,000)
                                               ---------------  ---------------


Accrued balance - ending, September 30         $      200,000   $      210,000
                                               ===============  ===============

        RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.

        STOCK-BASED COMPENSATION

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the nine months ended September 30, 2009 and 2008.

There were no stock options granted during the nine months ended September 30, 2009.

The following assumptions were used to calculate the value of the options granted during the nine months ended September 30, 2008: dividend yield of 0%, risk-free interest rate of 3%, expected life equal to 3.5 years, and volatility of 76% - 106%. The following are the assumptions used for the Black-Scholes model:

     o The Company calculates expected volatility for stock options and awards using historical volatility.

     o The Company used 0% as a forfeiture rate and the Company does not consider forfeitures to be material.

     o The Company has not, and does not intend to, issue dividends; therefore, the dividend yield assumption is 0%.

     o The expected term of options is based on the simplified method as allowed under Staff Accounting Bulletins (SAB) No's. 107 and 110 issued by the SEC. The simplified method assumes the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method as the options qualify as "plain vanilla" options as defined by SAB No. 107 and since the Company does not have sufficient historical exercise data to provide a reasonable basis to estimate expected term.

     o The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. As of September 30, 2009, there was $-0- of total unrecognized compensation costs as all of the outstanding options were cancelled during the third quarter of 2009.

Stock options issued to non-employees (which no options were issued to non-employees), are accounted for in accordance with Emerging Issues Task Force
(EITF) 96-18.

        LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share. There were no dilutive common stock equivalents, options and warrants, for the nine months ended September 30, 2009 and 2008. Anti-dilutive options and warrants were -0- and 219,450 at September 30, 2009 and 2008, respectively.

        INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences principally include depreciation, amortization, net operating losses, deferred retirement benefits, paid time off and performance benefits, contract payable, allowance for doubtful accounts, inventory obsolescence allowance, and warranty reserves. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured. There is a full valuation allowance recorded as of September 30, 2009 and December 31, 2008.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes ("FIN 48) on January 1, 2007. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The Company has no material amount of accrued liabilities for interest or penalties recorded related to unrecognized tax benefits.

The  federal  and  state  tax  returns  are open to  examination  for the  years
2005-2008.

        RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 2009 presentation. The reclassification relates to the breakout of operating expenses on the statement of operations into the following categories: sales and marketing, research and development and engineering, and general and administrative. The Company's opinion is that this breakout provided insight into the different categories of operating expenses the Company incurs.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141 (Revised 2007)"). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141 (Revised 2007) did not have a material impact on the Company's financial statements.

During December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company's financial statements.

In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The adoption of the remainder of SFAS 157 did not have a material impact on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133" ("SFAS 161"). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company's financial statements.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FAS 142-3 did not have a material impact on the Company's financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation No. 45-4 ("FSP SFAS 133-1 and FIN 45-4"), "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB
Interpretation  No.  45;  and  Clarification  of  the  Effective  Date  of  FASB
Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 and effective for reporting periods ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS
161. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 did not have a material impact on the Company's financial statements.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46R-8 ("FSP 140-4 and FIN 46R-8"), "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities ("VIE's"). The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. Disclosures required by FSP 140-4 and FIN 46R-8 are effective for the Company in the first quarter of fiscal 2009. Because the Company has no VIE's, the adoption did not have a material impact the Company's financial statements.

In January 2009, the Financial Accounting Standards Board ("FASB") approved FASB Accounting Standards Codification (the "Codification"), which is effective July 1, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not supposed to change GAAP, but is intend to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics. We do not expect the Codification to have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 ("FSP SFAS 107-1") and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments ("APB 28-1"). FSP SFAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. FSP SFAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP SFAS 107-1 and APB 28-1 to have a material impact on the Company's financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements ("SFAS 157"), when the volume and level of market activity for the asset or liability have significantly decreased. FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the implementation of FSP SFAS 157-4 to have a material impact on our financial statements.

NOTE 2 - ACQUISITIONS

Innovative Outdoors asset acquisition

On June 27, 2008, the Company closed on the acquisition of certain assets of Innovative Outdoors, Inc. (Innovative Outdoors) a manufacturer and distributor of ice fishing hole covers and other related devices, pursuant to the terms of an asset purchase agreement. The transaction involved the acquisition by the Company of tooling, intellectual property, and general intangibles of Innovative Outdoors for a purchase price of $188,572. The purchase price was paid as follows: (i) $6,000 cash was paid at closing, (ii) $32,572 by a two year unsecured promissory note payable in monthly installments of $1,458 including imputed interest at 7%, and (iii) $150,000 by a three year unsecured promissory note payable in monthly installments of $4,632 including interest at 7%. In connection with the acquisition, the Company incurred transaction costs of $4,753.This purchase allowed the Company to become vertically integrated by purchasing the intellectual property of an existing sales product line. The assets acquired and liabilities assumed in the acquisition were based on their value estimated at the date of acquisition. Additional pro forma disclosures required under SFAS No. 141 "Business Combinations", related to this acquisition, were not considered material.

MarCum Technologies asset acquisition

On April 30, 2008, the Company closed on the acquisition of certain assets of MarCum Technologies, Inc. (Marcum), a manufacturer and distributor of electronic sonar and underwater camera devices, pursuant to the terms of an asset purchase agreement. The transaction involved the acquisition by the Company of select equipment, inventories, intellectual property, and general intangibles of Marcum for a purchase price of $721,080, of which $650,000 was paid at closing and the remaining $71,080 was paid in June 2008 as part of the inventory adjustment. In connection with the acquisition, the Company incurred transaction costs of $38,441. The assets acquired in the acquisition were based on the fair value estimates at the date of the acquisition. . The purchase provided the Company with an expanded fishing platform and a strong intellectual property platform to develop new products.

Castaic Softbait brand acquisition

On January 21, 2008, the Company acquired substantially all of the assets associated with the Castaic Softbait brand under an asset purchase agreement. The amount of $323,100 was paid at closing, $81,750 is payable pursuant to three year promissory notes, and $82,860 of liabilities were assumed. The Company incurred transaction costs of $17,541 in connection with the acquisition. The purchase provided the Company with a proven fishing tackle product platform. The assets acquired and liabilities assumed in the acquisition were based on their value estimated at the date of acquisition. Additional pro forma disclosures required under SFAS No. 141 "Business Combinations", related to this acquisition, were not considered material.

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

For the nine months ended September 30, 2008:

                                                     September 30, 2008
                                               ---------------------------------
                                                As reported         Pro forma
                                                -----------         ---------

Net sales                                      $   6,017,84       $  6,261,373
Loss from continuing operations                  (2,917,363)        (3,217,912)
Gain from discontinued operations                 1,418,609          1,418,609
Net loss                                       $ (1,498,754)      $ (1,799,303)
Loss per common share:
Basic                                          $      (0.65)      $      (0.78)
Diluted                                        $      (0.65)      $      (0.78)


For the three months ended September 30, 2008:

                                                     September 30, 2008
                                               ---------------------------------
                                                As reported         Pro forma
                                                -----------         ---------

Net sales                                      $  2,199,853       $  2,199,853
Loss from continuing operations                  (1,284,276)        (1,284,276)
Gain from discontinued operations                   303,804            303,804
Net income                                     $   (980,472)      $   (980,472)
Income per common share:
Basic                                          $      (0.42)      $      (0.42)


Diluted                                        $      (0.42)      $      (0.42)

NOTE 3 - RELATED PARTY NOTE RECEIVABLE

On August 14, 2009, the Company closed a Stock Purchase Agreement with Swordfish Financial, Inc. (which is controlled by the Company's Chairman of the Board, President, Chief Executive Officer and majority shareholder) pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.

NOTE 4 - INVENTORIES

Inventories consisted of the following at:

                                      September 30,      December 31,
                                         2009 *             2008
                                      ------------       -----------

Raw Materials                         $         0        $ 2,200,836
Finished Goods                                  0          2,267,923
                                      -----------        -----------

Total                                           0          4,468,759
Less: Valuation allowance                      (0)          (155,000)
                                      -----------        -----------

Inventories, net                      $         0        $ 4,313,759
                                      ===========        ===========

      *See note 8 for amount of inventory involved in the M&I Business Credit repossession of the Company's assets.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                      September 30,      December 31,
                                         2009 *              2008
                                      ------------       -----------

Tooling                               $         0        $ 1,603,236
Office furniture and equipment                  0            560,257
Warehouse equipment                         7,000            437,952
Vehicles                                        0              7,418
Leasehold improvements                          0            359,729

Construction in progress                        0             77,845
                                      -----------        -----------

   Total                                    7,000          3,046,437

Less: Accumulated depreciation                 (0)        (1,144,787)
                                      -----------        -----------

   Net                                $     7,000        $ 1,901,650
                                      ===========        ===========

Depreciation expense of $495,734 and $593,354 was recorded for the nine months ended September 30, 2009 and 2008, respectively.

      *See note 8 for amount of property and equipment involved in the M&I Business Credit repossession of the Company's assets.


NOTE 6 - INTANGIBLES

Schedule of Intangible Assets at September 30:

                                                                                          2009 *
                                                        ----------------------------------------------------------------------------
                                                         Gross Carrying      Loss on Bank        Accumulated         Net Carrying
                                                                                                                    Amount at June
                                                             Amount             Default          Amortization          30, 2009
                                                        ------------------ ------------------ -------------------  -----------------
Intangible assets subject to amortization:
Trademarks                                              $          49,235  $          27,385  $           21,850   $              0
Non-compete                                                       197,104            103,667              93,437                  0
Customer lists                                                          0                  0                   0                  0
Intellectual property and related patents                         266,683            190,254              76,429                  0
Other                                                                   0                  0                   0                  0
                                                        ------------------ ------------------ -------------------  -----------------

   Totals                                               $         513,022  $         321,306  $          191,716   $              0
                                                        ================== ================== ===================  =================

      *See note 8 for amount of inventory involved in the M&I Business Credit repossession of the Company's assets.

Schedule of Intangible Assets at December 31:

                                                                                         2008
                                                   ---------------------------------------------------------------------------------
                                                     Gross Carrying        Impairment          Accumulated          Net Carrying
                                                                                                                     Amount at
                                                         Amount                                Amortization      December 31, 2008
                                                   ------------------------------------------------------------- -------------------


Intangible assets subject to amortization:
Trademarks                                             $       404,235     $             -      $        59,455      $      344,780
Non-compete                                                    315,361                 544               90,069             224,748
Customer lists                                                 438,667             398,667                9,389              30,611
Intellectual property and related patents                      678,916             272,666               64,826             341,424
Other                                                           24,684                   -                  817              23,867
                                                       ----------------    ----------------     ----------------     ---------------

   Totals                                              $     1,861,863     $       671,877      $       224,556      $      965,430
                                                       ================    ================     ================     ===============

NOTE 7 - RELATED PARTY NOTE PAYABLE AND WARRANTS

Board of Director Member Notes Payable

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note was unsecured and had an interest rate of 15% (55.8% effective rate by including fair value of warrants amortized over a three month term). Interest was payable on the first day of each month, commencing on December 1, 2007. The entire principal and accrued interest was payable upon demand anytime after January 19, 2008. In connection with the loan, the Company issued warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $2.21. The warrants were exercisable from October 19, 2007 through October 19, 2009 (the lender agreed to the cancellation of these warrants on August 14, 2009). The fair value of the warrants was calculated at $102,010 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 5%, expected life to two years, and volatility of 81%. The resulting original issue discount, the fair value of the warrants, was amortized over the life of the debenture using the straight-line method. Amortization expense on the original issue discount was $0 and $20,841 for the nine months ended September 30, 2009 and 2008, respectively, and is included in interest expense.

On July 8, 2008, the Company  amended the terms and replaced the original demand note issued to the member of its Board of Directors on October 19, 2007. The amended demand note is held by the same member of the Company's Board of Directors. The demand promissory note is unsecured and bears an interest rate of 15% (20% effective rate including new warrants issued to the Director and amortized over a two year term). Interest is payable on the first day of each month commencing on August 1, 2008. The Company incurred approximately $110,500 of interest for the nine months ended September 30, 2009. The entire principal and interest is payable upon demand anytime after June 30, 2010. In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31. The warrants were exercisable from July 8, 2008 to June 30, 2013 (the Board Member agreed to the cancellation of the warrants on August 14, 2009 as part of the transaction with Swordfish Financial, Inc.). The fair value of the warrants was calculated at $100,300 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: (i) dividend yield of 0%, risk free interest of 3.34%, expected life of 5 years, and volatility of 103%. The resulting original issue discount, the fair value of the warrants, will be amortized over the life of the debenture using the straight-line method. Amortization expense on the original issue discount was $25,149 for the nine months ended September 30, 2009 and is included in interest expense.

On August 17, 2009, the Company borrowed $200,000 from a member of its Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company's assets and has an interest rate of 15%. the entire principal and accrued interest is payable upon demand anytime after February 17, 2010.

Chief Executive Officer Note Payable

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009. The Company incurred approximately $78,500 of interest for the nine months ended September 30, 2009. In connection with the loan, the Company issued warrants to the CEO to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants were exercisable from October 28, 2008 through October 27, 2010 (the CEO agreed to the cancellation of the warrants on August 14, 2009 as part of the Swordfish Financial, Inc.). The fair value of the warrants was calculated at $31,071 using the Black Scholes model. The following assumptions were used to calculate the value of the warrants: dividend yield of 0%, risk free interest of 1.49%, expected life to two years, and volatility of 140%. The resulting original issue discount, the fair value of the warrants, was amortized over the life of the debenture using the straight-line method. Amortization expense on the original issue discount was $31,071 and was included in interest expense during the fourth quarter of fiscal 2008. The Company paid $250,000 of the note in January 2009. The Company is currently in default on the remaining $450,000 of the note and is in negotiations with its CEO to extend the remaining principal balance of $450,000 in a new note that was outstanding as of September 30, 2009.

NOTE 8 - LINE OF CREDIT, BANK

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank for up to a maximum amount of $6,000,000. Interest is payable monthly at the greater of one month LIBOR plus 3.75% or a floor of 5.25% (5.25% at March 31, 2009). The line of credit is collateralized by accounts receivable, inventories, property and equipment, intangible assets and other assets of the Company. The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories. In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis. The balance outstanding on the line of credit was $873,288 at September 30, 2009 and $3,084,956 at December 31, 2008.

The Company did not meet the minimum net worth covenants as of June 30, 2009, which put the Company in default on its line of credit with the bank and on August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc. stock purchase agreement, the Company entered into a Voluntary Surrender Agreement with M&I Business Credit LLC (the `Creditor"), who as of August 14, 2009 was owed approximately $1,800,000 by the Company relating the Credit and Security Agreement dated November 8, 2007 (as amended or supplemented, the "Credit Agreement"). In accordance with the Voluntary Surrender Agreement, the Company agreed to tender to M&I Business Credit LLC total possession of the Company's Premises, operations and all of the Company's Collateral, which was basically all of the Company's assets, until M&I Business Credit LLC liquidates sufficient assets to pay off the line of credit owed by the Company. See the calculation below for the Company's loss on the bank loan default.


The Company  recorded a loss of $4,905,566  against the M&I Business  Credit LLC
$873,288 loan default as set forth in the following summary;

         Company assets repossessed by M&I Business Credit LLC

           Cash accounts                                   $   113,971
           Accounts receivable                                 530,432

           Inventory                                         3,067,304
           Property and equipment                            1,231,899
           Intangible assets                                   834,247
                                                           -----------
           Total assets repossessed by Bank                  5,777,853
           Bank loan at September 30, 2009                    (873,288)
                                                           -----------
           Loss recorded on bank loan default              $ 4,904,565
                                                           ===========


NOTE 9 - LONG-TERM DEBT

Long-term debt consisted of the following at:
                                                                                                September 30,     December 31,
                                                                                                    2009              2008
                                                                                              ----------------  ----------------
Unsecured Promissory Note - Cass Creek - monthly installments of approximately $11,000  from  $       386,538   $       493,932
   September 2008 through March 2010, then annual installments ranging from $108,000 to
   $124,000 beginning September 2010 through September 2012, all payments include interest at 8%, guaranteed by the CEO of the Company.

Unsecured Note Payable - Fish Hawk -  annual installments of $33,333 plus interest at 8%
   from July 2008 through July 2010                                                                    66,666            66,667

Unsecured Note Payable - Castaic -  annual installments of $17,171, including interest at
   8%, from January 2009 through January 2011                                                          30,620            44,250

Unsecured Note Payable - Castaic -  monthly installments of $1,175, including interest at
   8%, from February 2008 through January 2011                                                         20,128            26,978

Unsecured Note Payable - monthly installments of $1,458, including interest at 7%, from
   August 2008 through July 2010                                                                            0            24,850

Unsecured Note Payable - Innovative Outdoors - monthly installments of $4,632, including
   interest at 7% from August 2008 through July 2011                                                   99,998           127,129
                                                                                              ----------------  ----------------

Totals                                                                                                603,950           783,806
Less: Current portion                                                                                 235,952           258,405
                                                                                              ----------------  ----------------
Net Long-Term Debt                                                                            $       367,998   $       525,401
                                                                                              ================  ================

The Company is in default on all the above note payable at September 30, 2009.

Future maturities of long-term debt for years ending after September 30, 2009 are as follows:
                                                                 Total
                                                              -----------
Year ending September 30:
2010                                                          $  235,952
2011                                                             209,480
2012                                                             117,462
2013                                                              41,056
2014 and forward                                                       -
                                                              -----------
Total Long-Term Debt                                          $  603,950
                                                              ===========

NOTE 10 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the nine months ended September 30:

                                                       2009         2008
                                                   -----------  -----------
Current                                            $        -   $        -
Deferred                                                    -            -
                                                   -----------  -----------

   Total Benefit from Income Taxes                 $        -   $        -
                                                   ===========  ===========

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the nine months ended September 30 to the Company's effective rate is as follows:

                                                       2009           2008
                                                    ---------     ---------

Federal statutory rate                                 (34.0) %      (34.0) %
State tax, net of federal benefit                       (3.3)         (3.3)
Permanent differences and other including
   surtax exemption                                      0.1           0.1
Valuation allowance                                     37.2          37.2
                                                    ---------     ---------

   Effective Tax Rate                                      -%            -%
                                                    =========     =========

 NOTE 11 - COMMITMENTS AND CONTINGENCIES

        Lease Commitment

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and expires on August 31, 2016. The lease was amended in May 2008 for additional space, a sprinkler system improvement addition, and the term extended through August 31, 2018. The lease was further amended by a second amendment as of July 1, 2009 giving the Company and the Landlord the right to terminate the lease effective as of December 31, 2009 by giving notice of termination 30 days prior to the effective date of termination. This second amendment also reduces the monthly rent from $21,801 to $15,000 with the $6,801 being deferred and waived by the Landlord if the Company timely pays the Adjusted Monthly Charge through December 31, 2009. The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses.

Based on the terms of the second amendment the Company will have the right to terminate the lease on December 31, 2009 by giving the Landlord notice 30 days prior to December 31, 2009. The future minimum lease payments through December 31, 2009 are $45,000 as of September 30, 2009.

        Other Commitments

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum. The agreement requires the Company to pay the entity as follows: (i) $525,000 in 36 monthly installments of $14,583 for research and development services beginning June 1, 2008, (ii) $200,000 in 24 monthly installments of $8,333 for product support services beginning June 1, 2008. In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement. The Company has recognized approximately $207,000 of expense relating to this agreement for the nine months ended September 30, 2009, which is included in research and development and engineering expense.

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum. The agreement requires the Company to pay the entity as follows: (i) $180,000 in 36 monthly installments of $5,000 for research and development services beginning June 1, 2008, (ii) $100,000 in 24 monthly installments of $4,166 for product support services beginning June 1, 2008. In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement. The Company has recognized approximately $84,000 of expense relating to this agreement for the nine months ended September 30, 2009, which is included in research and development and engineering expense.

The Company is under a technology purchase agreement requiring payment of $50,000 by September 30, 2009.

NOTE 12 - CONCENTRATIONS

        Major Customers

The  Company   derived  more  than  10%  of  its  revenues  from  the  following unaffiliated customers in the following amounts for the nine months ended September 30, 2009 and 2008:

                                        2009                   2008
                                  -----------------       ----------------
Customer A                        $               *       $       407,879

The Company had no receivables at September 30, 2009 due to the Company's default on its loan with M&I Business Credit LLC and its repossession of the Company's asset (See Note 8). The Company had receivable balances greater than 10% of its accounts receivable from the following unaffiliated customers at December 31, 2008:


                                 September 30, 2009 **   December 31, 2008
                                  -----------------     -------------------
Customer A                        $              *      $                *
Customer B                                       *                 485,908
Customer C                                       *                 309,721

*Did not represent more than 10% of the Company's revenues or accounts receivable for the period indicated. ** See note 8 for amount of receivables involved in the M&I Business Credit repossession of the Company's assets.


        Foreign Inventory

Included in the consolidated balance sheets are international inventories of $ -0- at September 30, 2009 (due to the Company's default on its loan with M&I Business Credit LLC and its repossession of the Company's asset (See Note 8), and $351,690 at December 31, 2008. Foreign inventories consist of raw material goods held in Asia and Mexico and used in the production of the Company's products.

        Foreign Sales and Long-Lived Assets

The following table presents net sales by geographic area for the nine months ended September 30:

Geographic Data                        2009               2008
-----------------------------     ----------------   ----------------

Net Sales
United States                     $     4,144,211    $     1,933,567
International                             496,098            433,498
                                  ----------------   ----------------

Total net sales                   $     4,640,309    $     2,367,065
                                  ================   ================

The following table presents property, plant, and equipment by geographic area as of September 30, 2009 and December 31, 2008:

Geographic Data                              September 30,       December 31,
                                                  2009               2008
-----------------------------------------   -----------------  -----------------

Property, plant, and equipment
United States                               $          7,000   $      1,023,517
International                                              0            878,133
                                            -----------------  -----------------

Total property, plant, and equipment        $          7,000   $      1,901,650
                                            =================  =================


NOTE 13 - DISCONTINUED OPERATIONS

Vaddio product line sale

The sale of Nature Vision's Vaddio product line to New Vad, LLC (New Vad) closed on February 5, 2007 pursuant to the terms of the asset purchase agreement. The transaction involved the sale of fixed assets, equipment, licenses, intellectual property and certain other assets relating to Nature Vision's Vaddio product line. The original purchase price paid by the Buyer was $757,372, which consisted of $710,694 in cash at closing and $46,678 in assumed paid time off. In addition, Nature Vision receives 2% of receipts from the gross sale of all Vaddio products sold by New Vad after March 1, 2007, paid on a monthly basis with a six month deferral, until a total payment of $750,000 is received. The potential deferral proceeds of up to $750,000 have been recorded when earned and collection is deemed probable. Based on the past history of collections, the Company elected to record the deferred sale proceeds as earned rather than collected. The Company had $236,927 included in current assets retained relating to discontinued operations as of December 31, 2008 relating to the deferred sales proceeds. In addition, there were $97,885 remaining of the deferred sale proceeds to be recorded at December 31, 2008. In March 2009, the Company had a $215,206 receivable related to the deferred sale proceeds that was to be paid to the Company over the next six months. The Company gave New Vad, LLC a $32,281 discount in exchange for paying the receivable balance in March 2009. As of March 31, 2009 there were no remaining deferred sale proceeds to be earned or collected.

The following are condensed statements of the discontinued operations (Vaddio) for the nine months ended September 30:

                                                       2009       2008
                                                   --------   --------

    Sales, Net                                     $   --     $   --
    Cost of goods sold                                 --         --
                                                   --------   --------
    Gross profit                                       --         --

    Selling, general, and administrative               --       37,070
                                                   --------   --------
    Income (loss) from operations                      --      (37,070)

    Other income (expense)                             --         --
    Gain on sale of building                           --         --
    Gain on sale of equipment                          --         --
    Gain on sale of Vaddio product line              59,332     81,647
                                                   --------   --------

    Income and gain from discontinued
       operations before income taxes                59,332     44,577
                                                   --------   --------
    Provision for income taxes                         --         --
                                                   --------   --------

    Gain from discontinued operations              $ 59,332   $ 44,577
                                                   ========   ========

Assets and liabilities retained relating to the discontinued operations (Vaddio) consisted of the following at September 30, 2009 and December 31, 2008.

                                                         2009       2008
                                                     ----------  ----------
Current assets retained relating
     to discontinued operations:
       Accounts receivable                           $        -   $       -
       Other Receivables                                      -     236,927
       Inventory                                              -           -
                                                     ----------  ----------
           Total                                     $        -  $  236,927
                                                     ==========  ==========

NOTE 14 - SUPPLEMENTAL CASH FLOWS

                                                         2009       2008
                                                     ----------  ----------

Supplemental Cash Flow Disclosures
   Cash paid for interest                            $  191,167  $  112,896
   Cash paid for income taxes                                 -           -

Supplemental cash flow information regarding the Company's acquisition of assets associated with Castaic Softbait brand
     Fair value of assets acquired                               $ 505,251
        Less liabilities assumed                                   (82,860)
     Net assets acquired                                           422,391
        Less note payable issued                                   (81,750)
                                                                 ----------
     Less cash acquired                                                  -
     Net                                                         $ 340,641
                                                                 ==========

NOTE 14 - SUBSEQUENT EVENTS

The Company was party to legal action pending in the Ninth Judicial District Court, Crow Wing County, State of Minnesota styled Esox Designs, Inc. vs. Nature Vision, Inc. The Plaintiff filed complaint against the defendants to recover amounts Plaintiff claims under a consulting agreement entered into in 2008. In October 2009, Court issued a default judgment against Nature Vision, Inc. in the amount of $179,166.63, which Swordfish Financial, Inc. will accrue as a liability.

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

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. As discussed in Note 1 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the condensed consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Overview

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the "Company" or "we") was incorporated as a Minnesota corporation in 1959. On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. On August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change its name to Swordfish Financial, Inc. The shares of the Company trade on the Over The Counter (OTC) Pinksheets under the symbol, "SWRF."

Nature Vision designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets.

The Company did not meet the minimum net worth covenants of a line of credit with M&I Business Credit LLC (M&I Bank) as of June 30, 2009, which put the Company in default on the line of credit. On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc. stock purchase agreement, M&I Business Credit LLC, owed approximately $1,800,000 by the Company, foreclosed on the line of credit and forced the Company to enter into a Voluntary Surrender. The Voluntary Surrender Agreement tendered to M&I Business Credit LLC total possession of the Company's Premises, operations and all of the Company's Collateral, which consisted of all of the Company's assets. M&I Business Credit LLC liquidated basically all of the Company's assets to recover the line of credit debt.

Based on the limited assets, product lines and resources remaining after the M&I Business Credit LLC liquidation, Swordfish Financial, Inc. has made the decided that there is not enough remaining of the Nature Vision operations to continue as an outdoor recreations products company and will concentrate on the business on being and asset recovery company and using the financial resources recovered to retire the Company's debts and invest in other businesses domestically and internationally.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without completing a recovery project, raising additional debt or equity capital. There can be no assurance that the Company will complete a recovery project, raise additional debt or equity capital.

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

Gain (Loss) from Discontinued Operations

        On October 20, 2006, Nature Vision, Inc. sold the Norman product line of its Photo Control division (Norman) and renamed the division the Vaddio
Division. On February 5, 2007, the Company sold certain assets and transferred certain liabilities related to its Vaddio division (Vaddio). In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," this operating segment was classified as discontinued operations and the financial results are reported separately as discontinued operations for all periods presented.



Results of Operations

        The following table provides the percentage change in our net sales, gross profit, loss from operations, and net (loss) for the three months and nine months ended September 30, 2009 and September 30, 2008:

(in thousands)                Three months ended        Increase          Nine months ended          Increase
                                  September 30         (Decrease)            September 30           (Decrease)
                           ------------------------    -----------     ------------------------    -----------
                              2009           2008                        2009            2008

NET SALES                  $   740        $ 2,200        (66.4%)       $ 4,460        $ 6,017        (22.88%)

GROSS PROFIT/ LOSS             (42)           317      (113.25%)           410            964        (57.47%)

LOSS FROM OPERATIONS          (397)          (724)      (45.17%)        (2,440)        (2,090)        16.75%


NET LOSS                   $(1,976)       $  (980)      101.63%        $(7,601)       $(1,499)       407.07%


        The following table presents our gross profit, loss from operations and net loss as a percentage of net sales for the three months and nine months ended September 30, 2009 and September 30, 2008:

                              Three months ended          Nine months ended
                                  September 30               September 30
                           -------------------------   -------------------------
                              2009           2008         2009          2008

GROSS PROFIT/LOSS              5.7%          14.4%         8.8%         16.0%

LOSS FROM OPERATIONS         53.65%          32.9%        52.6%         35.7%

NET LOSS                    267.02%          44.6%       163.8%         24.9%


        Net Sales

        Net sales for the quarter ending September 30, 2009 of $739,556 were down by $1,463,297, or 66.4% compared to net sales of $2,199,853 during the same period last year. Year to date net sales for the nine months ending September 30, 2009 of $4,460,309 were down by $1,376,775, or 22.9% compared to net sales of $6,017,084 during the same period last year.


         Net sales decrease for the third quarter was primarily the result of M&I Business Credit LLC foreclosing on it line of credit loan to the Company and taking total possession of the Company's Premises, operations and all of the Company's Collateral, which consisted of all of the Company's assets. After the foreclosure process, M&I Business Credit LLC disregarded the Company's operations and concentrated on liquidating the Company's assets to recover the line of credit debt as quickly as possible.

         Net sales decrease for the nine months ending September 30, 2009 was primarily the result of M&I Business Credit LLC foreclosing on it line of credit loan to the Company and taking total possession of the Company's Premises, operations and all of the Company's Collateral, which consisted of all of the Company's assets. After the foreclosure process, M&I Business Credit LLC disregarded the Company's operations and concentrated on liquidating the Company's assets at substantially low values to recover the line of credit debt as quickly as possible.

        Gross Profit

         Gross profit (loss) of $(42,248) was 5.7% of net sales for the three months ended September 30, 2009 compared to $317,147 or (14.4)% of net sales for the prior year three months ended. The primary reasons for the increase in the gross margin as compared to the prior year was the result of M&I Business Credit LLC foreclosing on it line of credit loan to the Company and taking total possession of the Company's Premises, operations and all of the Company's Collateral, which consisted of all of the Company's assets. After the foreclosure process, M&I Business Credit LLC disregarded the Company's operations and concentrated on liquidating the Company's assets at substantially low values to recover the line of credit debt as quickly as possible.

         Gross profit of $410,360 was 8.8% of net sales for the nine months ended September 30, 2009 compared to $963,792 or 16.0% of net sales for the prior year nine months ended. The primary reasons for the decrease in the gross margin as compared to the prior year was the result of M&I Business Credit LLC foreclosing on it line of credit loan to the Company and taking total possession of the Company's Premises, operations and all of the Company's Collateral, which consisted of all of the Company's assets. After the foreclosure process, M&I Business Credit LLC disregarded the Company's operations and concentrated on liquidating the Company's assets at substantially low values to recover the line of credit debt as quickly as possible.

Selling, General and Administrative Expenses

        Total selling, general and administrative expenses for the quarter ending September 30, 2009 of $354,849, or 48% of sales, were down compared to spending of $1,040,954, or 47.3% of sales during the comparative period in 2008. Selling, general and administrative costs decreased due to the termination of all of the Company's employees on August 14, 2009 and the lack of concentration on sales by M&I Business Credit LLC after its August 14, 2009 foreclosure on it line of credit loan to the Company. After the foreclosure process, M&I Business Credit LLC disregarded the Company's operations and concentrated on liquidating the Company's assets at substantially low values to recover the line of credit debt as quickly as possible.

        Total selling, general and administrative expenses for the nine months ending September 30, 2009 of $2,251,631, or 48.5% of sales, were level percentage wise with spending of $3,053,862, or 50.8% of sales during the comparative period in fiscal 2008. Selling, general and administrative costs decreased due to the termination of all of the Company's employees on August 14, 2009 and the lack of concentration on sales by M&I Business Credit LLC after its August 14, 2009 foreclosure on it line of credit loan to the Company. After the foreclosure process, M&I Business Credit LLC disregarded the Company's operations and concentrated on liquidating the Company's assets at substantially low values to recover the line of credit debt as quickly as possible.

        Operating Expenses

         Total operating expenses for the three months ending September 30, 2009 of $354,849, or 48% of sales, down from spending of $1,040,954, or 47.3% of sales during the comparative period in fiscal 2008. Selling, general and administrative costs have decreased for the three months ended June 30, 2009 primarily due to the termination of all of the Company's employees on August 14, 2009 and the lack of concentration on sales by M&I Business Credit LLC after its August 14, 2009 foreclosure on it line of credit loan to the Company. After the foreclosure process, M&I Business Credit LLC disregarded the Company's operations and concentrated on liquidating the Company's assets at substantially low values to recover the line of credit debt as quickly as possible.

         Total operating expenses for the nine months ending September 30, 2009 of $2,850,065 or 61.4% of sales, were down from spending of $3,053,862, or 50.8% of sales during the comparative period in fiscal 2008. Selling, general and administrative costs decreased by $$203,797 for the nine months ended September 30, 2009 as the result of a decrease of $802,231 in selling, general and administrative expenses resulting from the termination of all of the Company's employees on August 14, 2009 and the lack of concentration on sales by M&I Business Credit LLC after its August 14, 2009 foreclosure on it line of credit loan to the Company. After the foreclosure process, M&I Business Credit LLC disregarded the Company's operations and concentrated on liquidating the Company's assets at substantially low values to recover the line of credit debt as quickly as possible plus an impairment provision of $598,434 against assets.

        Other Income and Expenses

         Other expenses increased by $1,446,931 for the three months ended September 30, 2009 as compared to the prior year three months ended September 30, 2008. The increase is due to a loss of $1,539,272 recorded during the quarter relating to the M&I Business Credit LLC foreclosure discussed above offset by a decrease of $66,547 in interest expense and an increase of $21,875 in interest income.

         Other expense increased by approximately $4,821,876 for the nine months ended September 30, 2009 as compared to the prior year nine months ended September 30, 2008. The increase is due to a loss of $4,904,566 recorded during the nine month period as the result of the M&I Business Credit LLC foreclosure discussed above offset by a decrease of $65,372 in interest expense and an increase of $21,875 in interest income.

        Loss from Continuing Operations

         The Company recognized a pretax loss of $1,976,223 for the three months ended September 30, 2009, compared to a pretax loss of $856,002 for the three months ended September 30, 2008. The increase in the pretax loss is as a result of the fluctuations discussed above and $1,539,272 increase during the quarter ended September 30, 2009 in the loss on bank default due to the M&I Bank's taking over the Company's assets and operations on August 14, 2009 and liquidating the assets at substantially low values to recover approximately $1,800,000 owed by the Company as quickly as possible.

        The Company recognized a pretax loss of $7,660,600 for the nine months ended September 30, 2009, compared to a pretax loss of $2,917,363 for the nine months ended September 30, 2008. The increase in the pretax loss is as a result of the fluctuations discussed above and $4,904,566 loss on bank default and $598,434 in the impairment allowances against the Company's assets due to the M&I Bank's taking over the Company's assets and operations on August 14, 2009 and liquidating the assets at substantially low values to recover approximately $1,800,000 owed by the Company on the repossession date as quickly as possible.

        Gain from Discontinued Operations

         In the three months ended September 30, 2009, the Company had no gain from discontinued operations, while in the three months ended September 30, 2008, the Company recognized a gain of $303,804 resulting primarily from the sale of its facilities in New Hope, MN.

         In the nine months ended September 30, 2009, the Company recognized a $59,332 gain from discontinued operations on the sale of the Vaddio product line, while in the nine months ended September 30, 2008, the Company recognized a gain of $1,418,609 resulting primarily from the sale of its facilities in New Hope, MN. and from the sale of the Vaddio product line.

        Net Loss

         The Company recognized a net loss of approximately $1,976,223 for the three months ended September 30, 2009 compared to a net loss of $980,472 for the three months ended September 30, 2008. . The increase in the pretax loss is as a result of the fluctuations discussed above and $1,539,272 increase during the quarter ended September 30, 2009 in the loss on bank default due to the M&I Bank's taking over the Company's assets and operations on August 14, 2009 and liquidating the assets at substantially low values to recover approximately $1,800,000 owed by the Company on the date of repossession as quickly as possible.

         The Company recognized a net loss of approximately $7,601,268 for the nine months ended September 30, 2009 compared to a net loss of $1,498,754 for the nine months ended September 30, 2008. The increase in the pretax loss is as a result of the fluctuations discussed above and $4,904,566 loss on bank default and $598,434 in the impairment allowances against the Company's assets due to the M&I Bank's taking over the Company's assets and operations on August 14, 2009 and liquidating the assets at substantially low values to recover approximately $1,800,000 owed by the Company on the repossession date as quickly as possible.

Liquidity and Capital Resources

The Company's cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the nine months ended September 30:

 (thousands)                                             2009           2008
                                                     ------------   ------------
Cash provided by (used for):
Operating activities                                 $ 2,473,992    $ (769,576)
Investing activities                                     261,461      1,367,472
Financing activities                                  (2,583,777)      (729,383)
                                                     ------------   ------------
Increase (decrease) in cash and cash equivalents     $   151,676    $  (131,487)
                                                     ============   ============

        Operating Activities

         Cash flows from operations totaled $2,473,992 and $(769,675) for the nine months ended September 30, 2009 and 2008, respectively. The primary reasons for the cash flow from operations for the nine months ended September 30, 2009 was $5,502,999 of non cash charges for loss on bank default and provisions for impairments and $3,637,870 in liquidation of accounts receivable and inventory which collectively total $9,140,869 compared to the net loss of $7,601,268.

        Investing Activities

        Cash flows provided from (used in) investing activities totaled $261,461 and $1,367,472 for the nine months ended September 30, 2009 and 2008, respectively. The proceeds related to the sale of Vaddio generated $236,927 for the nine months ended September 30, 2009.

        Financing Activities

         Cash flows provided by (used for) financing activities totaled ($2,583,777) and ($729,383) for the nine months ended September 30, 2009 and 2008, respectively. Payments during the nine months ended September 30, 2009 were $2,325,639 on the bank line of credit and $250,000 on the note payable - related party.

         On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank for up to a maximum amount of $6,000,000. Interest is payable monthly at the greater of one month LIBOR plus 3.75% or 5.25% (5.25% at March 31, 2009). The line of credit is collateralized by accounts receivable, inventories, property and equipment, and other assets of the Company. The facility is based on the following borrowing base restrictions, 75% of eligible accounts receivable and 50% of eligible inventories. In connection with this agreement, the Company is required to pay an annual line fee of $45,000 and minimum interest of $120,000 on an annual basis. The balance outstanding on the line of credit was $1,698,995 and $3,084,956 at June 30, 2009 and December 31, 2008, respectively. The terms of the credit agreement are written such that the line will stay in place for up to three years if the Company can satisfactorily perform within certain covenants outlined by the bank. The agreement required the Company to be in compliance with the following affirmative covenants as of March 31, 2009: minimum net worth (including subordinated debt) of $5,500,000 and minimum tangible net worth of $2,200,000 and annual capital expenditures not to exceed $500,000. The Company did not meet the minimum net worth covenants as of June 30, 2009. In August 2009, the Company agreed to a Voluntary Surrender Agreement with M&I Bank, which allows the bank to sell Company assets until the line of credit returns to a compliant status.

         In October 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000 in January 2009. In connection with the loan, the Company issued warrants to the Chief Executive Officer to purchase 50,555 shares of common stock at an exercise price of $.90. The warrants are exercisable from October 28, 2008 through October 27, 2010. The CEO agreed to the cancellation of the warrants in August 2009. The Company is currently in default on the remaining $450,000 of the note and is in negotiations to extend the remaining $450,000 of the CEO's note. The CEO agreed to extend the note for twelve months from August 14, 2009 per the Stock Purchase Agreement with Swordfish Financial, Inc.

         In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to the member of its Board of Directors in October 2007. The amended $1,000,000 demand note is held by the same member of the Company's Board of Directors. The demand promissory note is unsecured and bears an interest rate of 15%. Interest is payable on the first day of each month commencing on August 1, 2008. The entire principal and interest is payable upon demand anytime after June 30, 2010. The Board of Director agreed to extend the note for twelve months from August 14, 2009 per the Stock Purchase Agreement with Swordfish Financial, Inc. In connection with the new loan, the Company issued additional warrants to the Director to purchase 100,000 shares of common stock at an exercise price of $1.31. The Director agreed to the cancellation of the warrants in August 2009.

         In May 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum. The agreement requires the Company to pay the entity as follows: (i) $525,000 in 36 monthly installments of $14,583 for research and development services beginning June 1, 2008, (ii) $200,000 in 24 monthly installments of $8,333 for product support services beginning June 1, 2008. The Company has recognized approximately $134,000 of expense relating to this agreement for the nine months ended September 30, 2009, which is included in research and development and engineering expense.

In May 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum. The agreement requires the Company to pay the entity as follows: (i) $180,000 in 36 monthly installments of $5,000 for research and development services beginning June 1, 2008, (ii) $100,000 in 24 monthly installments of $4,166 for product support services  beginning  June 1, 2008.  The  Company  has  recognized  approximately
$83,000 of expense relating to this agreement for the nine months ended September 30, 2009, which is included in research and development and engineering expense.

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

         Based on the terms of the second amendment the Company will have the right to terminate the lease on December 31, 2009 by giving the Landlord notice on or before November 30, 2009. The future minimum lease payments through December 31, 2009 are $45,000.

         The Company is under a technology purchase agreement requiring payment of $50,000 by September 30, 2009.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $7,601,268 and $1,498,754, respectively, for the nine months ended September 30, 2009 and 2008 and had an accumulated deficit of $12,269,785 as of September 30, 2009. We have managed our liquidity during the first nine months of 2009 through cost reduction initiatives and the proceeds from liquidation of accounts receivable and inventory. The Company is currently in default of the remaining $450,000 of the note payable - related party. The related party agreed in August 2008 to extend the note for twelve months as part of the Swordfish Financial, Inc. stock purchase agreement. The Company is also not in compliance with the terms of its line of credit loan from the bank and in August 2008 voluntarily agreed to surrender the Company's assets and operations to the bank on August 14, 2009 until the bank liquidates enough assets to cover its loan. The Company is also in default on $603,950 of other notes payable.

         The Company has historically been a seasonal business with the majority of the Company's revenue being realized in the fourth quarter. On the August 14, 2009 foreclosure by M&I Business Credit LLC and forcing the Company to enter into a Voluntary Surrender Agreement which tendered to M&I Business Credit LLC total possession of the Company's Premises, operations and all of the Company's assets to collect the approximately $1,800,000 owed by the Company. After the M&I Business Credit LLC's liquidations of virtually all of the Company's assets at significant discounts to book value, Swordfish has been left with virtually no product lines to market and continue the Nature Vision outdoor recreations products operations.

         Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without raising additional debt or equity capital. See
Note 3, for a discussion of capital acquired by the Company. There can be no assurance that this financing arrangement will alleviate the Company's 12 month working capital needs unless it is funded or the Company can complete a recovery project.

         The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital, or (ii) the sale of the Company's assets to pay off its debts. This process is ongoing and may be lengthy and has inherent costs. There can be no assurance that the this process will result in any specific action to alleviate the Company's 12 month working capital needs or result in any other transaction.

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

         The Company believes that the effect of inflation has not been material during the nine months ended September 30, 2009.

Off-Balance Sheet Financing Arrangements

         As of September 30, 2009, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

         The Company's critical accounting policies are identified in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2008 in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Critical Accounting Policies." There were no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2009.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T: Controls and Procedures.

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In September 2009, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

          The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2009 who communicated the matters to our management and board of directors.

          Management  believes that the material  weaknesses  set forth in items
(2), (3) and (4) above did not have an affect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

Management's Remediation Initiatives
------------------------------------

          Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and
(4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

          We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Breach of Contract Action

         On August 14, 2009, M&I Business Credit LLC, owed approximately $1,800,000 by the Company, foreclosed on the Company's assets under a Credit and Security Agreement dated November 8, 2007 (as amended or supplemented, the "Credit Agreement") and the Company entered into a Voluntary Surrender Agreement which tendered to M&I Business Credit LLC total possession of the Company's Premises, operations and all of the Company's Collateral, which was basically all of the Company's assets, until M&I Business Credit LLC liquidates sufficient assets to pay off the line of credit owed by the Company. On October 30, 2009, M&I Business Credit LLC notified the Company that it had converted sufficient Company assets to recover the Company's debt and was turning back to the Company possession of the Company's Premises, operations and remaining assets.

         The Company was party to legal action pending in the Ninth Judicial District Court, Crow Wing County, State of Minnesota styled Esox Designs, Inc. vs. Nature Vision, Inc. The Plaintiff filed complaint against the defendants to recover amounts Plaintiff claims under a consulting agreement entered into in 2008. In October 2009, Court Issued a default judgment against Nature Vision, Inc. in the Amount of $179,166.63, which Swordfish Financial, Inc. will accrue as an expense.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On August 14, 2009, the Company entered into a Stock Purchase Agreement with Swordfish Financial, Inc. pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.

         The  issuance  of  these  shares  was  exempt  from  the   registration
requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.  Other Information.

         As a result of the Swordfish Financial, Inc. stock purchase described in Note 3 to the financial statements, a change in control occurred with respect to the Company's capital stock ownership. Mssrs Richard P. Kiphart, Jeffery P. Zernov, Scott S. Meyers and Curtis A. Sampson served as the members of the Board of Directors. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the Transaction, (1) On August 13, 2009, Michael D. Alexander and Randy J. Moseley were appointed as a members to the Board of Directors effective August 14, 2009 and (2) Richard P. Kiphart, Jeffery P. Zernov, Scott S. Meyers and Curtis A. Sampson voluntarily tendered their resignations, effective August 14, 2009, as members of the Company's Board of Directors.

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

         On August 17, 2009, the board of directors voted to amend the Company's Articles of Incorporation to change the name of the Company to Swordfish Financial, Inc.

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


                                             SWORDFISH FINANCIAL, INC.


Date:  March 5, 2010                         By:   /s/ Michael Alexander
                                                   -----------------------------
                                                   Its:  Chief Executive Officer
                                                   and President


Date:  March 5, 2010                         By:   /s/ Randy Moseley
                                                   -----------------------------
                                                   Its:  Chief Financial Officer