Form 10-K
period 2009-12-31
SWORDFISH FINANCIAL, INC.
filed 2010-11-09
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
Commission file number 000-7475

SWORDFISH FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
142 Wembley Way, Rockwall, Texas	75032
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (972) 310-1830

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.16 per share	OTC Markets Pinksheets

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

The aggregate market value of the voting common equity held by non-affiliates of registrant as of  May 14,  2010 was $4,406,000, based on the last sale price of the common stock as reported on the Pinksheets OTO Market on such date. For purposes of these computations, the affiliates of the registrant are deemed only to be the registrant’s directors and officers.

The number of shares outstanding of the registrant’s common stock, par value $0.16 per share, as of October  31, 2010 was 24,044,000.

FORM 10-K

Swordfish Financial, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I
Item 1.    BUSINESS.

General

  Swordfish Financial is a diversified financial asset recovery company for high net worth individuals and companies with orphaned or dormant assets held in financial institutions around the world.  Swordfish Financial will recognize its share of the recovered assets on its financial statements upon the successful completion of each recovery project.  Swordfish Financial plans to take the financial capital resources recovered and invest in companies that have the mission of being eco-friendly and providing a better standard of living for our world’s people.

Previous to Swordfish Financial acquiring majority ownership of Nature Vision, Inc. (the name of the Company before the acquisition) Nature Vision designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets and other consumer and industrial products.

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”) was incorporated as a Minnesota corporation in 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. Upon the merger with Swordfish Financial, Inc., the Texas corporation on August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change its name to Swordfish Financial, Inc.  Our executive offices are located at 142 Wembley Way, Rockwall, Texas 75032; our telephone number is (972) 310-1830; our website is swordfishfinancial.com.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on or through our Internet website located at  www.swordfishfinancial.com , as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.   The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as ourselves, that file electronically with the SEC at (http://www.sec.gov.)

Services

Swordfish Financial is a diversified financial asset recovery company for high net worth individuals and companies with orphaned or dormant assets held in financial institutions around the world.  Swordfish Financial will recognize its share of the recovered assets on its financial statements upon the successful completion of each recovery project.  Swordfish Financial plans to take the financial capital resources recovered and invest in companies that have the mission of being eco-friendly and providing a better standard of living for our world’s people.

Intellectual Property

The Company does not currently own any patents or trademarks.

Competition

Other financial institutions offering financial management services are sources of potential competition and have significantly more capital resources available to them.

Government Regulation

  Our present and former operations have not been subject to significant government regulations other than those regulations applicable to businesses generally.

Employees

 As of December 31, 2009, we had two full-time executives, the President, Chief Executive Officer and Chief Financial Officer as set forth in Item 10.

Compliance with Environmental Laws

 We believe that we are not subject to any material costs for compliance with any environmental laws.

Item 1A:  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES.

The Company currently maintains its executive office in leased property at 142 Wembley Way, Rockwall, Texas on a month to month basis.

Item 3. LEGAL PROCEEDINGS.

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded on the Company’s financial statements.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, NASDAQ DELISTING, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The number of record holders of our common stock on December 31, 2009 was 295. The table below sets forth the high and low sale prices for the common stock during the two years ended December 31, 2009.  The information shown is based on information provided by Yahoo! Inc. and Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently traded on the Pinksheets OTC Market under the symbol “SWRF.” Swordfish Financial did not pay any cash dividends on its common stock during the periods presented nor does it anticipate paying any dividends in the future as the Company plans to utilize all available resources to expand its sales base.

On August 14, 2009, Swordfish Financial, Inc. (fka Nature Vision, Inc.) (the “Company”) was delisted from The Nasdaq Stock Market to the Pinksheets OTC Market for violations of the minimum bid price and minimum equity requirements.

	Common Stock
Quarter Ended	Low	High

2008
March 31	$1.51	$3.43
June 30	$1.20	$1.90
September 30	$0.70	$1.48
December 31	$0.25	$1.00

2009
March 31	$0.11	$0.80
June 30	$0.11	$1.00
September 30	$0.10	$0.45
December 31	$0.12	$0.50

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Nature Vision’s compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by securities holders	0	0.00	0

Total	0	$0.00	0

Changes in Securities

All of the Company's securities issued during 2009 have been reported in this 10-K or previously reported on its Form 10-Qs and Form 8-Ks filed with the Securities and Exchange Commission.

During the quarter ended December 31, 2009, the Company authorized the issuance of 100,000 restricted shares of its common stock for consulting services and valued the shares at $30,000.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Item 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting issuers.

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

Overview

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”) was incorporated as a Minnesota corporation in 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. Upon the merger with Swordfish Financial, Inc., the Texas corporation on August 17, 2009, the shareholders of Nature Vision, Inc., owning a majority of the outstanding common stock, voted to change its name to Swordfish Financial, Inc.  The shares of the Company trade on the Pinksheets OTC Market under the symbol, “SWRF.”

  Swordfish Financial will operate as a diversified financial asset recovery company for high net worth individuals and companies with orphaned or dormant assets held in financial institutions around the world.  Swordfish Financial will recognize its share of the recovered assets on its financial statements upon the successful completion of each recovery project.  Swordfish Financial plans to take the financial capital resources recovered and invest in companies that have the mission of being eco-friendly and providing a better standard of living for our world’s people.

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

In August of 2009 a stock acquisition/reverse merger agreement was entered into by Nature Vision, Inc. (nka Swordfish Financial, Inc.) (the “Company”) and Swordfish Financial, Inc., the Texas corporation. The reverse merger was closed on August 14, 2009. Pursuant to the terms of the reverse merger, the equity holders of Swordfish Financial, Inc., the Texas corporation, acquired 10,987,417 shares of common stock constituting 80% of voting control of the Company in return for a $3,500,000 note, bearing interest at the rate of 5% per annum.  The financial statements have been prepared to include the results of operations for the Company for the years ended December 31, 2009 and 2008.

As a result of the reverse merger being accounted for as a reverse merger acquisition, Nature Vision’s assets and liabilities assets and liabilities as of  the closing date of the reverse merger, have been incorporated into Swordfish Financial, Inc.’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition.  FASB ASC 805-10 requires an allocation of the acquisition consideration to the individual assets and liabilities. Further, the Company’s operating results (post-Merger) include Swordfish Financial, Inc., a Texas corporation, operating results prior to the date of the closing and the results of the combined entity following the closing of the Merger. Swordfish Financial, Inc., a Texas corporation, was considered the acquiring entity for accounting purposes.

The Company did not meet the minimum net worth covenants of a line of credit with M&I Business Credit LLC (M&I Bank) as of June 30, 2009, which put the Company in default on the line of credit.  On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc., a Texas corporation, stock purchase/merger agreement, M&I Business Credit LLC, was owed approximately $1,800,000 by the Company, foreclosed on the line of credit and forced the Company to enter into a Voluntary Surrender Agreement.  The Voluntary Surrender Agreement gave M&I Business Credit LLC total possession of the Company’s Premises, operations and all of the Company’s Collateral, which consisted of all of the Company’s assets.  M&I Business Credit LLC liquidated basically all of the Company’s assets to recover the line of credit debt.

After M&I Business Credit LLC’s liquidation of virtually all of the Company’s assets at significant discounts to book value, the Company was left with no assets or product lines to market and continue the Nature Vision outdoor recreations products operations.   As stated above, the Company will now operate as an asset recovery company and use the financial resources recovered to invest in other businesses domestically and internationally and also retire the Company’s debts.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2010 without completing a recovery project, raising additional debt or equity capital.  There can be no assurance that the Company will complete a recovery project, raise additional debt or equity capital.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital and (ii) debt financing.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s twelve month working capital needs or result in any other transaction.

During the fourth quarter of fiscal 2009, the Company implemented a restructuring plan that discontinued the hunting and fishing operations and closed the facilities in Brainerd, Minnesota to eliminate all related operating expenses.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors member in order to meet its short-term cash flow requirements. This demand promissory note was secured by a second lien on all of the Company’s assets and has an interest rate of 15%.

Plan of Operations

Swordfish Financial had no revenues from its financial asset recovery operations in 2009.  It will operate as a diversified financial asset recovery company for high net worth individuals and companies with orphaned or dormant assets held in financial institutions around the world.  It will recognize its share of the recovered assets on its financial statements upon the successful completion of each recovery project.  Swordfish Financial plans to take the financial capital resources recovered and invest in companies that have the mission of being eco-friendly and providing a better standard of living for our world’s people.

The following is a condensed statement of the Nature Vision discontinued operations for the period from the merger date through December 31, 2009:

Sales, Net	$994,454
Cost of goods sold	1,870,308
Gross profit	(875,854)

Operating Expenses
Sales and marketing	162,420
Research and development and engineering	260,897

Intangible impairment and loss on assets liquidated by bank foreclosure	132,927
Total Operating Expenses	556,244
Loss from Discontinued Operations	$(1,432,098)

Pretax Loss and Income Taxes

The Company recognized a pretax loss of $514,195 in fiscal 2009.  The  pretax loss is attributable to Nature Vision operations from the merger date to December 31, 2009 being classified as discontinued as the result of the M&I Business Credit LLC foreclosure as described above.

Loss from Continuing Operations

The loss from continuing operations was $514,195 for fiscal year 2009 and is attributable to Nature Vision operations from the merger date to December 31, 2009 being classified as discontinued as the result of the M&I Business Credit LLC foreclosure as described above.

Gain (Loss) from Discontinued Operations

               In fiscal 2009, the $1,432,098 loss from discontinued operations was the result of the M&I Business Credit LLC foreclosure as described and as set forth above.

Net Loss

The Company recognized a net loss of $1,946,293 for the year ended December 31, 2009.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(thousands)	2009	2008
Cash provided by (used for):
Operating activities	$(130,009)	-
Investing activities	-	-
Financing activities	200,000	-
Increase (decrease) in cash and cash equivalents	$69,991

The following table sets forth the Company’s working capital position at the end of each of the past two years:

(thousands)	2009	2008
Current assets	$3,779,208	$-
Current liabilities	4,133,923	-
Working capital	$(354,715)	$-
Current ratio	-	-

Operating Activities

Cash flows provided (used) in operations totaled $(130,009) and $-0- in fiscal 2009 and 2008, respectively.

Investing Activities

The Company had no cash flows from investing activities in fiscal 2009 and 2008, respectively.

Financing Activities

Cash flows provided by (used for) financing activities totaled $200,000 and $-0- in fiscal 2009 and 2008, respectively.

On November 8, 2007, the Company entered into a line of credit agreement, a demand note, with M&I Bank for up to a maximum amount of $6,000,000.     The balance on the line of credit at December 31, 2010 was $-0- after the M&I Bank foreclosed on the Company’s assets under a voluntary surrender agreement and liquidated the assets to pay the amount due by the Company.

The Company owes $450,000 to its former Chief Executive Officer. This promissory note is unsecured and has an interest rate of 15%.   The note matured on August 17, 2010 as defined in the Swordfish Financial stock purchase merger agreement.   The Company is negotiating with the noteholder for an extension.

The Company owes $1,154,029 to a former member of its Board of Directors   (who resigned on August 17, 2009).  The demand promissory notes is unsecured and bears an interest rate of 15%.    The entire principal and interest is payable upon demand on August 17, 2010 as defined in the Swordfish Financial stock purchase merger agreement.  The Company is in negotiation with the noteholder to revise the maturity dates.

The Company has a research and development consulting agreement with an outside entity that exist from the period prior to the merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $14,583 for research and development services and $8,333 for product support services.  At December 31, 2009 the amount remaining to be paid on the agreement was $450,000.  The Company has recognized approximately $114,580 of expense relating to this agreement for the period from the merger acquisition date to December 31, 2009, which is included in research and development and engineering expense.

The Company has a research and development consulting agreement with an outside entity that exists from the period prior to the merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $5,000 for research and development services and $4,166 for product support services.  At December 31, 2009 the amount remaining to be paid on the agreement was $170,000.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,946,293 in fiscal 2009 and $-0- in fiscal 2008 and had an accumulated deficit of $4,885,203 as of December 31, 2009.  We have managed our liquidity during the fourth quarter of 2009 and first part of first half of 2010 through cost reduction initiatives and a note payable from a former related party.

Despite the cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2010 without being successful on an asset recovery project, raising additional debt and/or equity capital.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital and (ii) securing capital through the issuance of debt.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s twelve month working capital needs or result in any other transaction.

 The Company believes that the effect of inflation has not been material during the year ended December 31, 2009.

Off-Balance Sheet Financing Arrangements

As of December 31, 2009, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Statement of Financial Accounting

We adopted ASC Topic 105 – “Statement of Financial Accounting,” formerly FASB 168, which were changes issued by Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of generally accepted accounting principles in the United States ("GAAP").  These changes established the FASB Accounting Standards Codification™  ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

Subsequent Events

We adopt changes issued by ASC Topic 855 – “Subsequent Events,” formerly FASB 165, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through October31, 2010, which is the date the financial statements were issued.

Business Combinations

We continue to evaluate the impact of ASC Topic 805 – “Business Combinations,” formerly SFAS No. 141 (R), which we adopted at the beginning of the 2009 fiscal year. This ASC provides guidance on measuring the fair value of particular identifiable assets and noncontrolling interest.  The Company reported the acquisition merger with Nature Vision, Inc. in accordance with ASC 805 due to the changes in control of ownership, the board of directors and officers of the company.

Sales and Warranty Reserve

Management’s estimate of the sales and warranty reserve is based on historical company data and management’s best estimate. We evaluated the key factors and assumptions used to develop the sales and warranty reserve in determining that it is reasonable in relation to the consolidated financial statements taken as a whole.  The balance at December 31, 2009 has been left in place by management as a contingency against possible future claims from the previous Nature Vision operations.  Should actual claims exceed our estimate, the impact maybe material to the results of operations.

 Revenue Recognition

The Company’s revenues will be generated from successful recovery projects.  Each project will have its own terms as to the percentage of the recovery that the Company will retain as revenue.  The recovery revenues will be recognized by the Company when it takes possession of the revenues from each individual project, and be recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred.   The Company’s policy is to present tax imposed on revenue producing transactions on a gross basis.

Allowance for doubtful accounts

Management records a reserve on accounts receivable which is an estimate of the amount of accounts receivable that are uncollectible. The reserve is based on a combination of specific customer knowledge, general economic conditions and historical trends. Management believes the results could be materially different if economic conditions change for our customers.  The Company has no allowance for doubtful accounts at December 31, 2009 as the receivable is equal to the collections in 2010 on 2009 receivables  resulting from Nature Vision sales and turned back to the Company by M&I Business Credit LLC after is finished its foreclosure process.

Impairment of long lived assets

 Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.   The Company had no long lived assets at December 31, 2009 to evaluate against expected future cash flows.    The Nature Vision long-lived assets were written down to $-0- at December 31, 2009 due to the August 14, 2009 foreclosure by M&I Business Credit LLC on the Company’s line of credit loan and the Company being forced to sign a Voluntary Surrender Agreement.  The Voluntary Surrender Agreement gave M&I Business Credit LLC total possession of the Company’s Premises, operations and all of the Company’s Collateral, which consisted of all of the Company’s assets.  M&I Business Credit LLC liquidated basically all of the Company’s assets to recover the line of credit debt.  Swordfish Financial was left with no assets or product lines to market and continue the Nature Vision outdoor recreations products operations.

Income taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a current provision for income taxes based on amounts payable or refundable. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. We recognize a valuation allowance for deferred tax assets when it is more likely than not that deferred assets are not recoverable.   During fiscal 2009 and 2008, the Company established its valuation allowance for the entire amount of the deferred tax assets.  If actual taxable income by jurisdiction and the period over which our deferred tax assets are recoverable are materially different than our estimate, the change could be material to our consolidated financial statements.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting issuers.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements beginning on page F-1.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective December 4, 2009, the Company's Board of Directors approved the dismissal of Baker Tilly Virchow Krause, LLP as the Company's independent registered accountants.  Except as described below, the audit report of Baker Tilly Virchow Krause, LLP on the financial  statements  of the  legal acquirer Nature Vision, Inc. (the accounting acquiree) Company  as of and for  the  fiscal  years  ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion,  and was not  qualified  or modified  as to audit  scope or  accounting principles.  Baker Tilly Virchow Krause, LLP's 2008 audit report relating to the Company’s financial statements for the fiscal year ended December 31, 2008 included an emphasis paragraph relating to an uncertainty as to the Company's ability to continue as a going concern.

In  connection  with the audit of the  Company's  financial  statements for the legal acquirer Nature Vision, Inc. (the accounting acquire)  for the fiscal years ended December 31, 2008 and through the date of this current report, there were: (1) no disagreements  between the Company and Baker Tilly Virchow Krause, LLP on any matters of accounting  principles or practices,  financial  statement disclosure,  or  auditing  scope  or  procedures,  which  disagreements,  if not resolved to the  satisfaction  of LBB & Associates  Ltd., LLP, would have caused Baker Tilly Virchow Krause, LLP to make  reference  to the  subject  matter of the disagreement  in their reports on the Company's  financial  statements  for such  years,  and (2) no  reportable  events  within the meaning set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B or Item 304 (a)(1)(v) of Regulation S-K.

The Company provided Baker Tilly Virchow Krause, LLP a copy of the disclosures and Baker Tilly Virchow Krause, LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating that Baker Tilly Virchow Krause, LLP agrees with the Company's statement in this Item 304 (a).  On December 4, 2009, the Board of Directors of the Company approved the engagement of Patrick Rodgers, CPA, LP to assume the role of its new independent registered accountant.

During the two fiscal years ended December 31, 2008 and 2007 and the subsequent interim period to the date of the approval of Patrick Rodgers CPA, PA’s engagement,  the Registrant did not consult with Patrick Rodgers CPA, PA with regard to:

(1)  the application of accounting  principles to a specified  transaction, either completed or proposed:  or the type of audit opinion that might be rendered on Registrant's financial statements; or

(2)  any  matter that was either the subject of a disagreement or a reportable event (as  described in Item 304(a) (1) (iv) of Regulation S-B.

Item 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The  Company's  management  evaluated,  with  the  participation  of  its  Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and  15d-15(e)  under the  Securities  Exchange Act of 1934, as amended ("Exchange Act")) as of December 31, 2009.

Disclosure  controls  and  procedures  refer to  controls  and other  procedures designed to ensure that  information  required to be disclosed in the reports we file or submit under the Exchange Act, is recorded,  processed,  summarized  and reported within the time periods specified in the rules and forms of the SEC and that  such  information  is  accumulated  and  communicated  to our  management, including  our  chief  executive  officer  and  chief  financial   officer,   as appropriate,  to  allow  timely  decisions  regarding  required  disclosure.  In designing and  evaluating  our disclosure  controls and  procedures,  management recognizes  that any controls and  procedures,  no matter how well  designed and operated, can provide only reasonable assurance of achieving the desired control objectives,  and  management is required to apply its judgment in evaluating and  implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer.  Based on that evaluation, management concluded that, considering the existence of material weaknesses identified, our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2009.

Material Weaknesses Identified

We identified the following  deficiencies  which together  constitute a material weakness  in our  assessment  of the  effectiveness  of  internal  control  over financial reporting as of December 31, 2009:

o    The  Company  has  inadequate  segregation  of duties  within its cash disbursement control design.

o    During the year ended December 31, 2009, the company internally performed all aspects of out financial reporting process, including, but not limitied to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement.  due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statement and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

o   The Company does not have a sufficient number of independent directors for our  board  and  audit  committee.  We currently have no independent director on our board, which is comprised of two directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

The Company is continuing the process of remediating its control deficiencies.  However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous  internal controls are implemented  and  operate for a period of time,  are tested,  and the Company is able to conclude that such  internal  controls are  operating  effectively.  The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements.  The Company cannot make  assurances  that it will not identify  additional  material weaknesses  in its  internal  control  over  financial  reporting in the future.  Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting  and  financial  professionals.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our  management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley  Act of 2002 ("Section 404").  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)
in Internal  Control -  Integrated  Framework.

Changes in Internal Controls over Financial Reporting

Other than the  matters  discussed  above,  during  the  period  covered by this report,  there were no significant  changes in the Company's  internal  controls over financial  reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

It should be noted  that any  system of  controls,  however  well  designed  and operated,  can provide only  reasonable,  and not absolute,  assurance  that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Auditor Attestation

This  annual  report  does not include an  attestation  report of the  company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the company's registered  public  accounting  firm  pursuant  to rules of the  Securities  and Exchange Commission that permit the company to provide only management's report.

Item 9B.   OTHER INFORMATION

     NONE

PART III

Item 10.   DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Director Since	Year Term Expires	Position
Michael Alexander	42	2009	2011	President, Chief Executive Officer, Director
Randy Moseley	62	2009	2011	Chief Financial Officer, Director

Michael Alexander, has served as our President and Chief Executive Officer and as a Chairman of the Board of Directors since August 17, 2009.    Mr. Alexander served as a consultant of various technology related companies from July 2006 to August 2009.  Mr. Alexander served as the Chief Executive Officer, President, and a director of Furia Organization, Inc. from August 2004 to July 2006.  From September 2003 to June  2004, Mr. Alexander was a process analyst for Citigroup. From August 2000 to September 2003, he was a computer consultant with Cyber Communications.

Randy Moseley, has served as our Chief Financial Officer, Secretary and Director since August 17, 2009.   Mr. Moseley currently serves as Chief Executive Officer, Chief Financial Officer and Director for Universal Media Corporation, a holding company with interest in television and mining companies.   Mr. Moseley served as the Chairman of the Board and Chief Financial Officer for CytoGenix, Inc.(CYGX), a biomedical research company from August 2008 to August 2010.   Mr. Moseley has been the Chief Financial Officer and Director for Utilicraft Aerospace Industries, Inc., a manufacturer of Light Observation and emergency first-response aircraft since 2007.   Mr. Moseley served from 2001 to 2006 as Executive Vice President, Chief Financial Officer and director of Urban Television Network Corp, a  network  created to serve independent  broadcast  television  stations  and  cable operators.  Mr. Moseley has experience with trucking and custom software development companies during the past ten years.  Mr. Moseley, a Certified Public Accountant, earned a BBA degree from Southern Methodist University. He is a member of the Texas Society of CPAs.

Corporate Governance

Audit Committee of the Board of Directors

The Board of Directors is responsible for appointing the Company’s independent auditor and discharging the Company’s responsibilities relating to our accounting, reporting and financial control practices.  The Board of Directors has general responsibility for review with management of our financial controls, accounting, and audit and reporting activities.  It annually reviews the qualifications and engagement of our independent accountants and reviews the scope, fees, and results of their audit and reviews their management comment letters.

Code of Business Conduct and Ethics

Each of the Company’s directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by the Board of Directors.  The code is available on our website at www.swordfinancial.com.  Any amendments to or waivers from the code will be posted on Swordfish Financial’s website.  Information on our website does not constitute part of this filing.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than 10% of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and 10% shareholders are also required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on review of the copies of such reports furnished to us, during the year ended December 31, 2009, our officers, directors and 10% shareholders complied with their Section 16(a) filing requirements in a timely manner.

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the last fiscal year by Michael Alexander, current President and Chief Executive Officer, Randy Moseley, current Chief Financial Officer and Secretary, Jeffrey P. Zernov, who served as President and Chief Executive Officer through August 17, 2009, Robert P. King, who served as Chief Financial Officer and Secretary through August 17, 2009 and David M. Kolkind, who served as Chief Financial Officer and Secretary through August 8, 2008 (the foregoing executive officers are collectively referred to herein as the  “Named Executive Officers” ).  No other executive officers’ total compensation exceeded $100,000 in the year ended December 31, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Option Awards(8) ($)	Total ($)
Michael Alexander,
President and CEO	2009(1)	$38,000	--	--		--	$38,000

Randy Moseley, CFO
Secretary	2009(2)	$25,000	--	--		--	$25,000

Jeffrey P. Zernov, former	2009(3)	$142000	--	--		--	$142,000
President and CEO	2008	$200,000	--	--		--	$200,000
Robert P. King, former	2009(4)	$106,250	--	--		--	$106,250
CFO and Secretary	2008(5))	41,731	--	--		$2,718	$44,449

David M. Kolkind,	2008(6)	$105,439	--	--		--	$105,439
former CFO and Secretary	2007	$15,385	--	$7,287	(7)	--	$22,672

(1) Mr. Alexander became the Company’s President and CEO on August 17, 2009.  The Company has not negotiated an employment agreement with Mr. Alexander at this time.
(2) Mr. Moseley became the Company’s CFO on August 17, 2009.  The Company has not negotiated an employment agreement with Mr. Moseley at this time.
(3) Mr. Zernov served as the Company’s President and CEO through August 17, 2009.
(4) Mr. King served as the Company’s CFO through August 17, 2009.
(5) Mr. King became the Company’s CFO on September 22, 2008.
(6) Mr. Kolkind served as the Company’s CFO from November 26, 2007 through August 8, 2008
(7) This amount represents fees earned by Mr. Kolkind during 2007 as a consultant to the Company and before becoming the CFO of the Company.
(8) Actual GAAP expenses incurred during the year presented with respect of awards issued under the Company Stock Option Plan.
_____________________
Base salary. Base salary is used to recognize not only the experience, skills, knowledge and responsibilities required of the Named Executive Officers, but also the contributions they make to the Company’s performance. When determining base salaries, the Board of Directors considers a number of factors including compensation paid to executive officers by companies of similar size, internal review of the executive’s compensation (both individually and relative to other executives), level of the executive’s responsibility, individual performance of the executive, and the performance of the Company financially and strategically. The base salaries of the Named Executive Officers are reviewed on an annual basis.

Incentive cash bonus. Cash bonuses are intended to reward individual and the Company’s performance during the year. As the Company’s actual 2009 EBITDA did not meet or exceed 90% of the Company’s 2009 budgeted EBITDA, neither Mr. Zernov nor Mr. King received the automatic cash bonus payments in fiscal 2009. The Board of Directors also did not grant discretionary cash bonuses to the Named Executive Officers for fiscal 2009.

Long term incentive compensation.  Mr. Zernov and Mr. King voluntarily resigned on August 17, 2009 and forfeited all rights to long term incentive compensation in the form of restricted stock.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

Employment Agreements. The Company does not have any employment agreements in effect at December 31, 2009.  Mr. Jeffrey P. Zernov, the President and Chief Executive Officer and Mr. Robert P. King, Chief Financial Officer voluntarily resigned on August 17, 2009 and were paid through that date while forfeiting all rights to additional compensation in their employment, bonus and long term incentive agreements as of that date.

Swordfish Financial Stock Options

The Company had no stock options outstanding at December 31, 2009.

Board of Director Compensation

The following table sets forth the cash and non-cash compensation for fiscal 2009 awarded to or earned by each of our directors who is not also a Named Executive Officer. The three directors listed below resigned their positions on August 17, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Richard P. Kiphart	$3,112	--	$3,112
Scott S. Meyers	$3,112	--	$3,112
Curtis A. Sampson	$3,112	--	$3,112
____________________

(1)	No stock options were granted to the directors during fiscal year 2009. There are no stock options outstanding at 2009 fiscal year end.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of October  31, 2010, there were 24,044,000 shares of our common stock issued and outstanding.   Each common share is entitled to one vote.

Information as to the name, address and stockholdings of: (i) each person known by Swordfish Financial to be a beneficial owner of more than five percent of our common stock; (ii) each director and nominee for election to the Board of Directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) by all executive officers and directors, as a group, as of May 14, 2010 is set forth below. Except as indicated below, we believe that each person has the sole (or joint with spouse) voting and investment powers with respect to such shares.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Michael D. Alexander (2)	15,547,000	64.7%
Randy J. Moseley (3)	3,297,000	13.7%
Officers and Directors as a group (2 persons)	18,844,000	78.4%

(1)	Based on 24,044,000 shares of common stock issued and outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) Michael D. Alexander is the President, Chief Executive Officer and a Director of the Company.  Represents shares owned by Mr. Alexander and his spouse.

(3) Randy J. Moseley is the Chief Financial Officer and a Director of the Company.  Represents shares owned by Mr. Moseley and his spouse.

Item 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Current Officer and Director Loans to Company

On August 14, 2009, the Company, (formerly Nature Vision, Inc.), closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., a Texas corporation, pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The note bears interest at the rate of 5% per annum.  As the date of this filing, no payments have been made on the promissory note and accrued interest.  The Company expects to be paid in full by shareholders of the Texas corporation.

The Company’s Chairman of the Board, President and Chief Executive Officer is now the beneficial owner of 7,700,000 shares of the 10,987,417 shares of the Company's common stock distributed in the stock purchase/merger transaction.

Former Officer and Director Loans to Company

In October 2008, the Company borrowed $700,000 from Jeffrey P. Zernov, its former Chief Executive Officer (Mr. Zernov resigned on August 17, 2009), in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000 in January 2009 (the maturity date was extended to August 17, 2010 by agreement).  The Company paid approximately $67,000 of interest on this loan during the year ended December 31, 2009.

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to Richard P. Kiphart, a member of its Board of Directors (Mr. Kiphart resigned on August 17, 2009), in October 2007.  The amended $1,000,000 demand note is held by the same former member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (the maturity date was extended to August 17, 2010 by agreement).  Interest is payable on the first day of each
month.  The entire principal and interest is payable upon demand anytime after August 17, 2010.    The Company paid approximately $138,000 of interest on this note and the original $1,000,000 demand note during the year ended December 31, 2009.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Directors and Executive Officers

We do not have an audit, compensation or nominating committee.  These functions are performed by our Board of Directors currently comprises the following two members:  Michael Alexander, our principal shareholder and who also serves as Chairman of our Board of Directors, and Randy Moseley.  The directors are not considered as “independent directors” pursuant to the provisions of Item 407(a) of Regulation S-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Swordfish Financial Independent Public Accountant’s Fees

The following table presents fees for professional services rendered by Virchow, Krause & Company, LLP, for the audit of the Company’s financial statements for the interim periods in 2009, and fees billed by Patrick Rodgers, CPA, LP and Virchow, Krause & Company, LLP for other services during those periods:

2009
Audit Fees	$93,625
Audit Related Fees	$0
Tax Fees	$5,450
All Other Fees	$0
Total	$99,075

Audit Fees were for professional services for auditing and reviewing the Company’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit Related Fees for 2009 were for professional services related to auditing and reviewing the Company’s financial statements, including advising Swordfish Financial as to complying with accounting policies and transactional planning.

Tax Fees were for professional services for tax planning and compliance.

All Other Fees were for professional services not applicable to the other categories.

Pre-Approval Policy for Services of Swordfish Financial Independent Auditors

The Board of Directors reviews the Form 10-Q or 10-K filings before their filing. In addition, the Board of Directors reviews the audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to the independent auditors are pre-approved by the Board of Directors. These services may include audit services, audit-related services, tax services and other services. The Board of Directors adopted a policy for the pre-approval of services provided by the independent auditors, which is set forth in the Amended and Restated Charter of the Audit Committee.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swordfish Financial, Inc.
Date: November 9, 2010	By: /s/ Michael Alexander
Michael Alexander, President
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Alexander
November 9, 2010
Michael Alexander
(President, Chief Executive Officer
and a Director)

/s/ Randy Moseley
November 9, 2010
Randy Moseley
(Chief Financial Officer, Chief Accounting Officer,
Secretary and a Director)

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

3.1	Amended and restated articles of incorporation (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K dated September 7, 2004).

3.2	Amended and restated bylaws (previously filed as Exhibit 3.2 to the Registrant’s Report on Form 8-K dated September 7, 2004).

3.3	Amended and restated articles of incorporation (previously filed as Exhibit 3.2 to the Registrant’s Report on Form 8-K dated September 4, 2009).
10.1	Amended and restated retention agreement with Curtis R. Jackels (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

10.2	Amended and Restated 2004 Stock Incentive Plan, dated June 3, 2004 (previously filed as Exhibit 10.1 to Registrant's Form 10-QSB Registration for the period ended June 30, 2005).

10.3	Executive salary continuation plan adopted August 9, 1985, including exhibits (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1986).

10.4	1983 Stock Option Plan (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

10.5	Form of stock option agreement under the 1983 Stock Option Plan (previously filed as Exhibit 5 to the Registrant’s Registration Statement on Form S-8, Commission File No. 2-85849).

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

10.16
Asset Purchase Agreement, dated February 5, 2007, by and between New Vaddio, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated February 5, 2007).

10.17
Consignment Sale Agreement, dated February 5, 2007, by and between New Vaddio, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K dated February 5, 2007).

10.18	Collection Agreement, dated February 5, 2007, by and between New Vaddio, LLC and Nature Vision, Inc. (previously filed as Exhibit 10.3 to the Registrant’s Report on Form 8-K dated February 5, 2007).

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

10.39
Promissory Note dated October 27, 2008 in the principal amount of $700,000 executed by Nature Vision, Inc. in favor of Jeffrey P. Zemov (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated October 30, 2008).

10.40
Warrant for the Purchase of Shares of Common Stock of Nature Vision, Inc., dated October 27, 2008, issued to Jeffrey P. Zernov (previously filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K dated October 30, 2008).

10.41	Stock Subscription Agreement with Swordfish Financial, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated September 4, 2009.
10.42	Voluntary Surrender of Collateral Agreement with M&I Business Credit, LLC filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K dated September 4, 2009.

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

21.1	Subsidiaries (previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Swordfish Financial, Inc.
(Formerly Nature Vision, Inc.)

Financial Statements

Year Ended December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Swordfish Financial, Inc.:

 I have audited the accompanying balance sheet of Swordfish Financial, Inc. (the Company) as of December 31, 2009, and the related statement of operations, stockholders' equity (deficit) and cash flow for the year in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  I was not engaged to perform an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swordfish Financial, Inc.  as of  December  31, 2009, and the results of its operations and cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, FL
October 31, 2010

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$69,991	$-
Accounts Receivable, net	67,717	-
Note Receivable – Related Party	3,500,000	-
Accrued Interest Receivable –Related Party	65,625
Other Receivables	75,875	-
Total Current Assets	3,779,208	-

TOTAL ASSETS	$3,779,208	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current Portion of Long-Term Debt	$444,346	$-
Notes Payable	1,604,029	-
Current Portion of Deferred Retirement Benefits	51,306	-
Accounts Payable	1,115,528	-
Accrued Sales and Warranty Reserve	200,000	-
Accrued Expenses	718,714	-
Total Current Liabilities	4,133,923	-

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	242,999	-
Deferred Retirement Benefits, Net of Current Portion	387,476	-
Total Non-Current Liabilities	630,475	-
Total Liabilities	4,764,398	-

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share, 25,000,000 Shares Authorized, Issued and Outstanding at December 31, 2009 and 2008 were 13,400,000 and 2,312,583, respectively	2,144,002	370,013
Additional Paid-In Capital	1,756,011	-
Accumulated Deficit	(4,885,203)	(370,013)
Total Stockholders’ Equity	(985,190)	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,779,208	$-

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008

SALES, NET	$-	$-

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and Administrative	505,923	-
Total Operating Expenses	505,923	-
LOSS FROM OPERATIONS	(505,923)	-
OTHER INCOME (EXPENSE)
Interest Expense	(86,647)	-
Interest Income	65,625
Other Income (Expense)	12,750	-
Net Other Expenses	(8,272)	-
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(514,195)	-
PROVISION FOR INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(514,195)	-
DISCONTINUED OPERATIONS
Loss from operations of discontinued components	(1,432,098)	-
Income tax benefit	-	-
GAIN (LOSS) ON DISCONTINUED OPERATIONS	(1,432,098)	-

NET LOSS	$(1,946,293)	$-

Loss from Continuing Operations per Common Share
Basic	$(0.08)	$-
Diluted	$(0.08)	$-

Income (Loss) from Discontinued Operations per Common Share
Basic	$(0.22)	$-
Diluted	$(0.22)	$-

Net Loss per Common Share
Basic	$(0.30)	$-
Diluted	$(0.30)	$-

Weighted Average Common Shares
Basic	6,441,198	2,312,583
Diluted	6,441,198	2,312,583

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2009

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2008	2,312,583	$370,013	$-	$(370,013)	$-

Reverse merger reorganization
Adjustment				(2,568,897)	(2,568,897)
Shares issued in reverse merger	10,987,417	1,757,989	1,742,011		3,500,000

Shares issued for services	100,000	16,000	14,000	—	30,000

Net loss	—	—	—	(1,946,293)	(1,946,293)

Balance, December 31, 2009	13,400,000	$2,144,002	$1,756,011	$(4,885,203)	$(985,190)

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Statements of Cash Flows
For Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,946,293)	$-
Adjustments to reconcile net loss to net cash flows from operating activities
Loss on equipment write-off due to bank repossession	-	-
Loss on inventory write-off due to bank repossession	-	-
Stock issued for services	30,000	-
Changes in operating assets and liabilities
Accounts receivable	(143,592)	-
Accrued interest receivable	(65,625)
Accounts payable	1,115,528	-
Accrued expenses	679,973	-
Net Cash Flows from Operating Activities	(130,009)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Flows from Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	200,000	-
Net Cash Flows from Financing Activities	200,000	-
Net Change in Cash and Cash Equivalents	69,991	-
CASH AND CASH EQUIVALENTS - January 1, 2009 and 2008	-	-
CASH AND CASH EQUIVALENTS - December 31, 2009 and 2008	$69,991	$-

See accompanying notes to consolidated financial statements

SWORDFISH FINACIAL, INC. AND SUBSIDIARIES
(Formerly Nature Vision, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           REFERENCE TO THE COMPANY

References to “we”, “us”, “our”, “Swordfish” or the “Company” in these notes to the consolidated financial statements refer to Swordfish Financial, Inc., a Minnesota corporation, and its subsidiaries. On August 17, 2009, Nature Vision, Inc. changed its name to Swordfish Financial, Inc.  As discussed below, the financial statements prior to August 14, 2009 are those of Swordfish Financial, Inc., a Texas corporation.

           REVERSE MERGER ACQUISITION ACCOUNTING

Swordfish Financial, Inc., the Texas corporation, acquired 80% of the outstanding common stock of Nature Vision, Inc. pursuant to a stock acquisition/merger agreement on August 14, 2009.  Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. FASB ASC 805-10, “Business Combinations” requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger. Based on a review of these factors, the August stock acquisition agreement with Swordfish Financial, Inc. , the Texas corporation (“the Merger”) was accounted for as a reverse acquisition (i.e. Nature Vision, Inc. was considered as the acquired company and Swordfish Financial, Inc., the Texas Company was considered as the acquiring company).  As a result, Nature Vision, Inc. assets and liabilities as of August 14, 2009, the date of the Merger closing, have been incorporated into Swordfish’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition. FASB ASC 805-10 also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, and financial assets. Further, the Company’s operating results (post Merger) include Swordfish Financial, Inc., the Texas corporation’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Swordfish Financial, Inc., a Texas corporation was considered the acquiring entity for accounting purposes.

On August 14, 2009, Nature Vision, Inc. entered into a Stock Acquisition/Reverse Merger Agreement with Swordfish Financial, Inc., a Texas corporation,  for 10,987,417 shares (representing approximately 80% of the outstanding shares) of its common stock in exchange for a $3,500,000 promissory note.  As of the date of this filing, no payments have been made on the note and accrued interest.  The Company expects payment of the note and accrued to be made by the shareholders of the Texas corporation.  Nature Vision’s board of directors resigned in favor of replacements, nominated by Swordfish, a Texas corporation, who also became the officers of the Company.

NATURE OF OPERATIONS

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”) as Nature Vision, Inc. designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets.

The Company did not meet the minimum net worth covenants of a line of credit with M&I Business Credit LLC (M&I Bank) as of June 30, 2009, which put the Company in default on the line of credit.  On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc., the Texas corporation stock purchase/merger agreement, M&I Business Credit LLC, who was owed approximately $1,800,000 by the Company, foreclosed on the line of credit and forced the Company to enter into a Voluntary Surrender Agreement.  The Voluntary Surrender Agreement gave M&I Business Credit LLC total possession of the Company’s Premises, its operations and all of the Company’s Collateral, which consisted of all of Nature Vision’s assets.  M&I Business Credit LLC liquidated basically all of the Nature Vision assets to recover the line of credit debt.

Based on the limited assets, product lines and resources remaining after the M&I Business Credit LLC liquidation, the Company has decided that there is not enough remaining of the Nature Vision operations to continue as an outdoor recreations products company and will concentrate on the business on being an asset recovery company and using the financial resources recovered to retire the Company’s debts and invest in other businesses domestically and internationally.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

DISCONTINUED OPERATIONS

As more fully described in Note 14, “Discontinued Operations,” the Company determined to discontinue the Nature Vision operations as the result of the August 14, 2009 M&I Business Credit LLC foreclosure on the Company’s Line of Credit and forcing it to enter into a Voluntary Surrender Agreement and tender to M&I Business Credit LLC total possession of the Company’s premises, operations and all of the Company’s assets to collect approximately $1,800,000 owed by the Company at that time.  After M&I Business Credit LLC liquidated virtually all of the Company’s assets at significant discounts to book value, the Company was left with no assets or product lines to market and continue the Nature Vision outdoor recreations products operations.

              FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt, contract payable and deferred liabilities - retirement benefits approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

CASH AND CASH EQUIVALENTS

The Company maintains its cash balances in various area banks. Cash balances are insured up to $250,000 per bank by the FDIC. The balances, at times, may exceed federally insured limits. The Company defines cash and cash equivalents as highly liquid, short-term investments with a maturity at the date of acquisition of three months or less.

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable, in excess of the provided allowance, are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have not been reduced by an allowance for uncollectible accounts at December 31, 2009 and 2008, respectively.

            NOTE RECEIVABLE -RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., the Texas corporation  (which was controlled by the Company’s Chairman of the Board, President, Chief Executive Officer and majority shareholder)  pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The Company expects for the note and accrued interest to be paid from the first asset recovery made by the Company.  The note bears interest at the rate of 5% per annum the note and the related accrued interest at December 31,2009 was $65,625.  As of the date of this filing, no payments have been made on the note and accrued interest.  The Company expects payment of the note and accrued interest from the Shareholders of the Texas corporation.

IMPAIRMENT OF LONG-LIVED ASSETS

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB ASC Topic "Property, Plant and Equipment."  An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

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

Due to the Company’s default on its loan with M&I Business Credit LLC and its foreclosure and repossession of the Company’s assets, which were liquidated at price significantly below the Company’s value, the Company’s property and equipment at December 31, 2009 was reduced to $-0-.

GOODWILL

The Company applies ASC Topic 3650, "Intangibles--Goodwill and Other," which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis.

The Company had no goodwill as of December 31, 2009.

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

DISCONTINUED OPERATIONS

ASC Topic 360 requires the calculation of estimated fair value less cost to sell of long-lived assets for assets held for sale. The calculation of estimated fair value less cost to sell includes significant estimates and assumptions, including, but not limited to: operating projections; excess working capital levels; real estate values; and the anticipated costs involved in the selling process. The Company recognizes operations as discontinued when the operations have either ceased or are expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations subsequent to the expected sale transaction.

Nature Vision Operations

 On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc. stock purchase agreement, the Company entered into a Voluntary Surrender Agreement with M&I Business Credit LLC (the ‘Creditor”), who as of August 14, 2009 was owed approximately $1,800,000 by the Company relating the Credit and Security Agreement dated November 8, 2007.   On August 14, 2009, M&I Business Credit LLC foreclosed on the Line of Credit and forced the Company to enter into a Voluntary Surrender Agreement and tender to M&I Business Credit LLC total possession of the Nature Vision Premises, its operations and all of the Nature  Vision assets to collect approximately $1,800,000 owed by the Company at that time.  After the M&I Business Credit LLC’s liquidated virtually all of the Nature Vision assets at significant discounts to book value, the Company has been left with no assets or product lines to market and continue the Nature Vision outdoor recreations products operations.

The results of the Nature Vision operations from the acquisition date through December 31, 2009 are presented on a historical basis as discontinued operations in the consolidated statements of operations.  In accordance with ASC 205-20-45, “Income Statement Presentation, Allocation of Interest to Discontinued Operations,” the Company elected to allocate all consolidated interest expense to the discontinued operations, taking the position that all of the Company’s debt is directly attributed to or related to the discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 14).

REVENUE RECOGNITION

The  Company’s revenues will be generated from successful recovery projects.  Each project will have its own terms as to the percentage of the recovery that the Company will retain as revenue.  The recovery revenues will be recognized by the Company when it takes possession of the revenues from each individual project, and be recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) reasonably assured it is collectible; and (iv) product delivery has occurred.   The Company’s policy is to present tax imposed on revenue producing transactions on a gross basis.

SHIPPING AND HANDLING COSTS

Shipping and handling costs charged to customers are included in sales and shipping and handling costs incurred by the Company have been included in cost of goods sold.

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provided a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs was $200,000 at December 31, 2009 to allow for future returns and warranty costs on prior sales. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate.  Through September 30, 2010, the Company has not received any warranty claims.

RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred. Research and development expense relating to continuing consulting agreements was $160,400 for the period from acquisition merger date through December 31, 2009.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R)(now ASC Topic 505, “Equity”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS No. 123(R) is being applied on the modified-prospective-transition method.  Prior to the adoption of  SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25,  “Accounting for Stock Issued to Employees”,  and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the years ended December 31, 2009 and 2008.

The Company did not issue any stock options during the year ended December 31, 2009.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the year ended December 31, 2009.   There were no anti-dilutive options and warrants at December 31, 2009.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity.

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The federal and state tax returns are open to examination for the years 2005-2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2009-13 (ASC Topic 605) which provides authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This standard will be effective for us beginning in the first quarter of fiscal year 2012.  Early adoption is permitted.  The implementation is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-14 (ASC Topic 985)  which provides authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This standard is effective prospectively for us no later than the beginning of fiscal 2011.  Early adoption is permitted.  The implementation is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05 (ASC Topic 820) which amends the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009 and did not have a material impact on our financial statements.

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.   As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

FASB ASC Topic 855, "Subsequent Events" established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC Topic 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. This guidance became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

ASC Topic 350, "Intangibles--Goodwill and Other" amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not impact the Company’s financial statements.

FASB ASC Topic 810, "Consolidations" (formerly SFAS No. 160) changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. ASC Topic 810 guidance became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented ASC Topic 810 guidance (formerly SFAS No. 160) at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests   is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance ( i.e.,  book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of this guidance did not have any other material impact on the Company’s financial statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 2 –   GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,946,293 in 2009 and $-0- in 2008 and had an accumulated deficit of $4,885,203 as of December 31, 2009.  We have managed our liquidity during the fourth quarter of 2009 and first part of first quarter of 2010 through cost reduction initiatives and the proceeds from a related party note payable.  The Company is in default on notes payable totaling $2,291,374 and expects to repay the notes payable and accrued interest from the proceeds derived from the first asset recovery it completes.

On the August 14, 2009 foreclosure by M&I Business Credit LLC and forcing the Company to enter into a Voluntary Surrender Agreement which gave M&I Business Credit LLC total possession of the Company’s Premises, operations and all of the Company’s assets to collect the approximately $1,800,000 owed by the Company at that time.  After the M&I Business Credit LLC’s liquidations of virtually all of the Company’s assets at significant discounts to book value, the Company has been left with no assets or product lines to market and continue the Nature Vision outdoor recreations products operations.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2010 without raising additional debt or equity capital.  See Notes 6 and 12, for a discussion of capital acquired by the Company.  There can be no assurance that this financing arrangement will alleviate the Company’s 12 month working capital needs unless it is funded or the Company can complete a recovery project.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital (ii) issuance of debt instruments.  This process is ongoing and may be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

NOTE 3 — REVERSE MERGER ACQUISITION

In August of 2009 a stock acquisition/reverse merger agreement was entered into by Nature Vision, Inc. (nka Swordfish Financial, Inc.) (the “Company”) and Swordfish Financial, Inc., the Texas corporation. The reverse merger was closed on August 14, 2009. Pursuant to the terms of the reverse merger, the equity holders of Swordfish Financial, Inc., the Texas corporation, acquired 10,987,417 shares of common stock constituting 80% of voting control of the Company in return for a $3,500,000 note, bearing interest at the rate of 5% per annum.  The financial statements have been prepared to include the results of operations for the Company for the year ended December 31, 2009.

As a result of the reverse merger being accounted for as a reverse merger acquisition, Nature Vision’s assets and liabilities assets and liabilities as of  the closing date of the reverse merger, have been incorporated into Swordfish Financial, Inc.’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition.  FASB ASC 805-10 requires an allocation of the acquisition consideration to the individual assets and liabilities. Further, the Company’s operating results (post-Merger) include Swordfish Financial, Inc., a Texas corporation, operating results prior to the date of the closing and the results of the combined entity following the closing of the Merger. Swordfish Financial, Inc., a Texas corporation, was considered the acquiring entity for accounting purposes.

The following represents the unaudited proforma combined results of operations of the Merger as if the Merger had occurred as of January 1, 2009:

For the Year
Ended December 31,
Unaudited proforma information:	2009
Revenue	$4,895,207
Net loss	$(7,364,150)
Basic and diluted earnings per share	$(0.55)
Weighted average basic and diluted shares outstanding	13,400,000

NOTE 4 – NOTES PAYABLE AND WARRANTS

Former Member of Board of Directors

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors (who resigned on August 17, 2009) in order to meet its short-term cash flow requirement. This demand promissory note was unsecured and had an interest rate of 15%. Interest was payable on the first day of each month, commencing on December 1, 2007.

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors (who resigned on August 17, 2009) on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month.  The Company incurred approximately $139,000 of interest for the year ended December 31, 2009.  The entire principal and interest is payable upon demand anytime after August 17, 2010.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.

Former Chief Executive Officer Note Payable

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) (who resigned on August 17, 2009) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009 (the note maturity was extended to August 17, 2009 by agreement with the CEO and the Company is negotiating an extension of the maturity date).  The Company incurred approximately $71,000 of interest for the year ended December 31, 2009.    The Company paid $250,000 of the note in January 2009.

NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2009:
December 31, 2009
Unsecured Promissory Note – Cass Creek – monthly installments of approximately $11,000 from September 2008 through March 2010, then annual installments ranging from $108,000 to $124,000 beginning September 2010 through September 2012, all payments include interest at 8% , guaranteed by the CEO of the Company. (1)	$469,257

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010. (2)	66,667

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555

Totals	687,345
Less: Current portion	444,346
Net Long-Term Debt	$242,999

Future maturities of long-term debt for years ending after December 31, 2009 are as follows:
Total
Year ending December 31:
2010	$444,346
2011	143,999
2012	99,000

Total Long-Term Debt	$687,345

Accrued interest payable on the long term notes was $31,488 at December 31, 2009.

(1)	The holders of this note have requested arbitration to reach a settlement on the payment of this note.
(2)	The holders of this note received a judgment in 2010 for $74,175 plus interest at 9% per annum.

The Company is in default on all of the notes payable and expects to repay all the notes payables from the proceeds it receives on the first asset recovery it makes.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $.16 per share.  At December 31, 2009, there were 13,400,000 shares of common stock issued and outstanding.

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

The Company has no warrants outstanding at December 31, 2009.

NOTE 9 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the years ended December 31:

	2009	2008

Current	$-	$-
Deferred	-	-
Total Provision for (Benefit from) Income Taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows:

	2009	2008

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31:

	2009	2008
Deferred Tax Assets
Net operating loss carryforwards	$155,000	$-
Deferred compensation	0	-
Returns allowance	0	-
Inventory reserve	0	-
Bad debt reserve	0	-
Other allowances	0	-
Total	155,000	-
Less valuation allowances	(155,000)	-
Deferred Tax Asset	$0	$-

Deferred Tax Liabilities
Depreciation & amortization	$-	$-

Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $155,000 and $-0- for the years ended December 31, 2009 and 2008, respectively.  There was an 80% change in ownership control in 2009 making it highly unlikely that subject to limitations set forth in Internal Revenue Code 382, the Company will be able to carry forward any benefits of the deferred tax assets created before the change in ownership.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the Swordfish Financial change in ownership, which amounted to $514,195 for the year ended December 31, 2009.

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

The Company has federal and state net operating losses of approximately $514,195 available at December 31, 2009 which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

NOTE 7 - DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs were recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $438,782 at December 31, 2009.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company has no employment agreement as of December 31, 2009.   All employment agreements were cancelled upon the voluntary resignation of the former employees as of August 17, 2009 in conjunction with the Swordfish Financial, Inc., a Texas corporation, stock purchase agreement/reverse merger and change in control.

Lease Commitment

The Company’s lease for space in Brainerd, Minnesota was terminated on December 31, 2009 by agreement with the landlord.

Other Commitments

The Company has a research and development consulting agreement with an outside entity that exist from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $14,583 for research and development services and $8,333 for product support services.  At December 31, 2009 the amount remaining to be paid on the agreement was $450,000.  The Company has recognized approximately $114,580 of expense relating to this agreement for the period from the merger acquisition date to December 31, 2009, which is included in research and development and engineering expense.

The Company has a research and development consulting agreement with an outside entity that exists from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $5,000 for research and development services and $4,166 for product support services.  At December 31, 2009 the amount remaining to be paid on the agreement was $170,000.

Legal Proceedings

            Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded on the Company’s financial statements.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 9 – RELATED PARTY TRANSACTIONS

Current Officer and Director Promissory Note to Company

On August 14, 2009, the Company, (formerly Nature Vision, Inc.), closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., a Texas corporation, pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The note bears interest at the rate of 5% per annum.  As the date of this filing, no payments have been made on the promissory note and accrued interest.  The Company expects to be paid in full by shareholders of the Texas corporation.

The Company’s Chairman of the Board, President and Chief Executive Officer is now the beneficial owner of 7,700,000 shares of the 10,987,417 shares of the Company's common stock from the share distribution in the stock purchase/merger transaction.

Former Officer and Director Loans to Company

In October 2008, the Company borrowed $700,000 from Jeffrey P. Zernov, its former Chief Executive Officer (Mr. Zernov resigned on August 17, 2009), in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000 in January 2009 (the maturity date was extended to August 17, 2010 by agreement).  The Company paid approximately $67,000 of interest on this loan during the year ended December 31, 2009.

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to Richard P. Kiphart, a member of its Board of Directors (Mr. Kiphart resigned on August 17, 2009), in October 2007.  The amended $1,000,000 demand note is held by the same former member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (the maturity date was extended to August 17, 2010 by agreement).  Interest is payable on the first day of each month, commencing on August 1, 2008.  The entire principal and interest is payable upon demand anytime after August 17, 2010.

NOTE 10 – CONCENTRATIONS AND OTHER RISKS

The Company had no major customers or suppliers as of December 31, 2009 as the operations of the former company, Nature Vision, were discontinued as the result of the M&I Business Credit LLC foreclosure and sell-off of the Company’s assets.    The Company is now concentrating on the recovery of assets assigned to the Company, which when recovered will be use to invest in other operations deemed appropriate by the management.

NOTE 11 - DISCONTINUED OPERATIONS

Nature Vision Operations

The Company did not meet the minimum net worth covenants as of June 30, 2009, which put the Company in default on its line of credit with the bank and on August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc., the Texas corporation, stock purchase agreement, the Company was forced to entered into a Voluntary Surrender Agreement with M&I Business Credit LLC (the ‘Creditor”), who as of August 14, 2009 was owed approximately $1,800,000 by the Company relating to a Credit and Security Agreement dated November 8, 2007.   M&I Business Credit LLC took total possession of Nature Vision’s Premises, its operations and all of the Nature Vision assets to collect approximately $1,800,000 owed by the Company at that time.  After M&I Business Credit LLC liquidated virtually all of the Company’s assets at significant discounts to book value, the Company was left with no assets or product lines to market and continue the Nature Vision outdoor recreations products operations.

The following is a condensed statement of the Nature Vision discontinued hunting and fishing operations for the period from the merger date through December 31, 2009:

Sales, Net	$994,454
Cost of goods sold	1,870,308
Gross profit	(875,854)
Operating Expenses
Sales and marketing	162,420
Research and development and engineering	260,897
Intangible impairment and loss on assets liquidated by bank foreclosure	132,927
Total Operating Expenses	556,244
Loss from Discontinued Operations	$(1,432,098)

NOTE 12 - SUPPLEMENTAL CASH FLOWS

	2009	2008
Supplemental Cash Flow Disclosures
Cash paid for interest	$180,631	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Fair value of common stock issued in exchange for note receivable	$3,500,000	$-

NOTE 13 - RETIREMENT PLAN

The Company had a 401(K) Employee Retirement Plan that was terminated in 2009. The Company made no contributions made to the Plan for the period from August 14, 2009 through December 31, 2009

NOTE 14 – SUBSEQUENT EVENTS

In March, 2010 the Company issued its Chief Executive Officer and Chief Financial Officer, each, 268,000 shares of restricted common stock as stock based compensation.

In July, 2010 the Company issued its Chief Executive Officer and Chief Financial Officer, each, 279,000 shares of restricted common stock as stock based compensation.

In August 2010, the Company borrowed $50,000 from an individual and executed a promissory note due in 180 days with interest at the annual rate of 15%.  During the term of the note, the Payee has the option of converting the promissory note and accrued interest into restricted common stock at the rate of $.10 per share and extending the same terms to a previous $200,000 loan to the Company.

In  October 2010, the Company issued an 8K filing describing the first recovery project that expects to close.

In October 2010, the Company issued its Chief Executive Officer 7,300,000 shares of restricted common stock as stock based compensation.

In October 2010, the Company issued its Chief Financial Officer 1,500,000 shares of restricted common stock as stock based compensation.