Form 10-K/A
period 2009-12-31
SWORDFISH FINANCIAL, INC.
filed 2010-11-12
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10K/A.

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

3.1	Amended and restated articles of incorporation (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K dated September 7, 2004).

3.2	Amended and restated bylaws (previously filed as Exhibit 3.2 to the Registrant’s Report on Form 8-K dated September 7, 2004).

3.3	Amended and restated articles of incorporation (previously filed as Exhibit 3.2 to the Registrant’s Report on Form 8-K dated September 4, 2009).

3.4	Amended articles of incorporation (filed as Exhibit 3.1 to Registrant’s Report on Form 8-K dated November 12, 2010.

10.1	Amended and restated retention agreement with Curtis R. Jackels (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

10.2	Amended and Restated 2004 Stock Incentive Plan, dated June 3, 2004 (previously filed as Exhibit 10.1 to Registrant's Form 10-QSB Registration for the period ended June 30, 2005).

10.3	Executive salary continuation plan adopted August 9, 1985, including exhibits (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1986).

10.4	1983 Stock Option Plan (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

10.5	Form of stock option agreement under the 1983 Stock Option Plan (previously filed as Exhibit 5 to the Registrant’s Registration Statement on Form S-8, Commission File No. 2-85849).

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

 I have audited the accompanying balance sheet of Swordfish Financial, Inc. (the Company) as of December 31, 2009, and the related statement of operations, stockholders' equity (deficit) and cash flow for the year ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swordfish Financial, Inc.  as of  December  31, 2009, and the results of its operations and cash flows  the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

In September 2010, the Company by majority shareholder vote approved the increase of its authorized common stock to 500 million shares and established 50 million shares of preferred shares.

In  October 2010, the Company issued an 8K filing describing the first recovery project that expects to close.

In October 2010, the Company issued its Chief Executive Officer 7,300,000 shares of restricted common stock as stock based compensation.

In October 2010, the Company issued its Chief Financial Officer 1,500,000 shares of restricted common stock as stock based compensation.