Form 10-Q/A
period 2009-09-30
SWORDFISH FINANCIAL, INC.
filed 2010-11-29
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_______________________

FORM 10-Q/A

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
☐  Yes  ☒  No

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of March 1, 2010, was 13,300,000.  The registrant has no other classes of securities outstanding.

SWORDFISH FINANCIAL, INC.

SWORDFISH FINANCIAL, INC.
FORM 10-Q/A
EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or Form 10-Q/A) to our Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2009 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three and nine month periods ended September 30, 2009 as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements.   The Original Filing was filed with the Securities and Exchange Commission (SEC”) on March 5, 2010.

Subsequent to issuance, the management of the Company concluded that the transaction in August 2009 between Nature Vision, Inc. (nka Swordfish Financial, Inc.) (the “Company”) and Swordfish Financial, Inc., the Texas corporation should have been recorded as a reverse merger transaction in accordance with FASB ASC 805-10 as described in Note 3 to the accompanying restated unaudited consolidated financial statements and that the  September 30, 2009 quarterly 10-Q should be restated as presented in this Amended Filing.  Accordingly, the accompanying September 30, 2009 balance sheet and statement of operations for the three and six month periods ended September 30, 2009 and 2008, and statement of cash flows for the nine month periods ended September 30, 2009 and 2008 and the December 31, 2008 balance sheet presentations have been retroactively adjusted as presented in this Amended Filing and discussed in Note 2 to the accompanying restated unaudited consolidated financial statements.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement.  The following items have been amended principally as a result of, and to reflect, the restatement;

•	Part 1 – Item 1. Restated Financial Statements;
•	Part 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing is as of the date of the Original Filing on the Form 10-Q and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the restatement of the Company’s consolidated financial statements.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	Unaudited
	September 30,	December 31,
	2009	2008
	Restated	Restated
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$151,676	$-
Other Receivables	45,281	-
Note Receivable	3,500,000	-
Total Current Assets	3,696,957	-

PROPERTY AND EQUIPMENT, NET	7,000	-

TOTAL ASSETS	$3,703,957	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current Portion of Long-Term Debt	$235,952	$-
Note Payable – Related Party	450,000	-
Current Portion of Deferred Retirement Benefits	50,550	-
Accounts Payable	948,984	-
Accrued Payroll and Payroll Taxes	2,603	-
Accrued Expenses	1,158,674	-
Accrued Sales and Warranty Reserve	200,000	-
Total Current Liabilities	3,046,763	-

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	367,998	-
Note Payable – Related Party	1,154,029	-
Deferred Retirement Benefits, Net of Current Portion	387,476	-
Total Non-Current Liabilities	1,909,503	-

Total Liabilities	4,956,266	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share, 25,000,000 Shares Authorized: 13,300,000 Issued Outstanding at September 30, 2009 and 2,312,583 at December 31, 2008	2,128,002	370,013
Additional Paid-In Capital	1,742,011
Accumulated Deficit	(5,122,322)	(370,013)
Total Stockholders’ Equity	(1,252,309)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,703,957	$-

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	Restated	Restated	Restated	Restated
SALES, NET	$0	$0	$0	$0

COST OF GOOD SOLD	0	0	0	0
GROSS PROFIT	0	0	0	0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	153,819	0	153,819	0
	153,819	0	153,819	0

LOSS FROM OPERATIONS	(153,819)	0	(153,819)	0

OTHER INCOME (EXPENSE)
Interest expense	(64,209)	0	(64,209)	0
Interest income	21,875	0	21,875	0
Other expenses	2,480	0	(6,635)	0

Net Other Income (Expenses)	(39,854)	0	(39,854)	0

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(193,673)	0	(193,673)	0

PROVISION FOR INCOME TAX EXPENSE	-	0	-	0

LOSS FROM CONTINUING OPERATIONS	(193,673)	0	(193,673)	0

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,782,550)	0	(1,782,550)	0

NET LOSS	$(1,976,223)	$0	$(1,976,223)	$0

Loss from continuing operations per common share
Basic	$(0.05)	$0	$(0.05)	$0
Diluted	$(0.05)	$0	$(0.05)	$0

Gain (loss) from discontinued operations per common share
Basic	$(0.43)	$0	$0.43	$0
Diluted	$(0.43)	$0	$0.43	$0

Net loss per common share
Basic	$(0.48)	$0	$(0.48)	$0
Diluted	$(0.48)	$0	$(0.48)	$0

Weighted average common shares
Basic	4,143,819	2,312,583	4,143,819	2,312,583
Diluted	4,143,819	2,312,583	4,143,819	2,312,583

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2009 and 2008

	2009	2008
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,976,223)	$0
Adjustments to reconcile net loss to net cash flows from operating activities	0	0
Changes in operating assets and liabilities:
Accounts receivable	(45,281)	0
Accounts payable	948,984	0
Accrued payroll and payroll taxes	2,603	0
Accrued expenses	1,228,593	0
		0
Net Cash Flows from Operating Activities	158,676	0

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,000)	0

Net Cash Flows from (used in) Investing Activities	(7,000)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Flows from (used in) Financing Activities	0	0
Net Change in Cash and Cash Equivalents	151,676	0

CASH AND CASH EQUIVALENTS - January 1, 2009 and 2008	0	0
CASH AND CASH EQUIVALENTS – September 30, 2009 and 2008	$151,676	$0

See accompanying notes to consolidated financial statements.

NATURE VISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”)  as Nature Vision, Inc. designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets.  On August 14, 2009, Nature Vision, Inc. entered into a Stock Purchase Agreement with Swordfish Financial, Inc. for 10,987,417 shares (representing approximately 80% of the outstanding shares) of its common stock in exchange for a $3,500,000 promissory note.   On August 17, 2009, the shareholders owning a majority of the outstanding common stock voted to change the Company’s name from Nature Vision, Inc. to Swordfish Financial, Inc.

The Company did not meet the minimum net worth covenants of a line of credit with M&I Business Credit LLC (M&I Bank) as of June 30, 2009, which put the Company in default on the line of credit.  On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc. stock purchase agreement, M&I Business Credit LLC, owed approximately $1,800,000 by the Company, foreclosed on the line of credit and forced the Company to enter into a Voluntary Surrender Agreement.  The Voluntary Surrender Agreement tendered to M&I Business Credit LLC total possession of the Company’s Premises, operations and all of the Company’s Collateral, which consisted of all of the Company’s assets.  M&I Business Credit LLC liquidated basically all of the Company’s assets to recover the line of credit debt.

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

           REVERSE MERGER ACQUISITION ACCOUNTING

Swordfish Financial, Inc., a Texas corporation, acquired 80% of the outstanding common stock of Nature Vision, Inc. pursuant to a stock acquisition/merger agreement on August 14, 2009.  Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. FASB ASC 805-10, “Business Combinations” requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger. Based on a review of these factors, the August stock acquisition agreement with Swordfish Financial, Inc. , the Texas corporation (“the Merger”) was accounted for as a reverse acquisition (i.e. Nature Vision, Inc. was considered as the acquired company and Swordfish Financial, Inc., the Texas Company was considered as the acquiring company).  As a result, Nature Vision, Inc. assets and liabilities as of August 14, 2009, the date of the Merger closing, have been incorporated into Swordfish’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition. FASB ASC 805-10 also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, and financial assets. Further, the Company’s operating results (post Merger) include Swordfish Financial, Inc., the Texas corporation’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Swordfish Financial, Inc., a Texas corporation was considered the acquiring entity for accounting purposes.

On August 14, 2009, Nature Vision, Inc. entered into a Stock Acquisition/Reverse Merger Agreement with Swordfish Financial, Inc., a Texas corporation,  for 10,987,417 shares (representing approximately 80% of the outstanding shares) of its common stock in exchange for a $3,500,000 promissory note.  As of the date of this filings, no payments have been made on the note and accrued interest.  The Company expects payment of the note and accrued interest to be paid by the Shareholders of the Texas corporation. Nature Vision’s board of directors resigned in favor of replacements, nominated by Swordfish, a Texas corporation, who also became the officers of the Company.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,976,223and $-0- respectively, for the nine months ended September 30, 2009 and 2008 and had an accumulated deficit of $5,122,322 as of September 30, 2009.  We have managed our liquidity during the first nine months of 2009 through cost reduction initiatives and the proceeds from collections on accounts receivables.  The Company is currently in default of a $450,000 note with its former CEO and is in negotiations to extend the terms (Note 6).  The Company is currently in default on its line of credit with a bank and in August 2008 it entered into a voluntary surrender agreement allowing the bank (as discussed in Note 4) with its superior lien position to assume control of the Company’s assets and operations until it liquidates sufficient assets to pay off the line of credit.  The Company is in default on $603,950 of others notes payable.

The Company has historically been a seasonal business with the majority of the Company’s revenue being realized in the fourth quarter.  On the August 14, 2009 foreclosure by M&I Business Credit LLC and forcing the Company to enter into a Voluntary Surrender Agreement which tendered to M&I Business Credit LLC total possession of the Company’s Premises, operations and all of the Company’s assets to collect the approximately $1,800,000 owed by the Company.  After the M&I Business Credit LLC’s liquidations of virtually all of the Company’s assets at significant discounts to book value, Swordfish has been left with virtually no product lines to market and continue the Nature Vision outdoor recreations products operations.

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

DISCONTINUED OPERATIONS

As more fully described in Note 8, “Discontinued Operations,” the Company determined to discontinue the Nature Vision operations as the result of the August 14, 2009 M&I Business Credit LLC foreclosure on the Company’s Line of Credit and forcing it to enter into a Voluntary Surrender Agreement and tender to M&I Business Credit LLC total possession of the Company’s premises, operations and all of the Company’s assets to collect approximately $1,800,000 owed by the Company at that time.  After M&I Business Credit LLC liquidated virtually all of the Company’s assets at significant discounts to book value, the Company was left with no assets or product lines to market and continue the Nature Vision outdoor recreations products operations.

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

            NOTE RECEIVABLE -RELATED PARTY

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

The Company’s Chairman of the Board, President and Chief Executive Officer is now the beneficial owner of 7,700,000 shares of the Company's common stock of the 10,987,417 shares distributed in the stock purchase/merger transaction.

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

Due to the Company’s default on its loan with M&I Business Credit LLC and its repossession of the Company’s assets, the Company’s property and equipment of was reduced to $7,000 at September 30, 2009.

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

The results of the Nature Vision operations from the acquisition date through December 31, 2009 are presented on a historical basis as discontinued operations in the consolidated statements of operations.  In accordance with ASC 205-20-45, “Income Statement Presentation, Allocation of Interest to Discontinued Operations,” the Company elected to allocate all consolidated interest expense to the discontinued operations, taking the position that all of the Company’s debt is directly attributed to or related to the discontinued operations.  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations -- See Note 10.

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to continuing operations was $200,000 at September 30, 2009. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate.

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

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the nine months ended September 30, 2009 and 2008. Anti-dilutive options and warrants were -0- at September 30, 2009 and 2008, respectively.

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

NOTE 2 — RESTATEMENT

Subsequent to issuance, the management of the Company concluded that the transaction in August 2009 between Nature Vision, Inc. (nka Swordfish Financial, Inc.) (the “Company”) and Swordfish Financial, Inc., the Texas corporation should have been recorded as a reverse merger transaction in accordance with FASB ASC 805-10 as described in Note 3 to the accompanying restated unaudited consolidated financial statements and that the  September 30, 2009 quarterly 10-Q should be restated as presented in this Amended Filing.  Accordingly, the accompanying September 30, 2009 balance sheet and statement of operations for the three and six month periods ended September 30, 2009 and 2008, and statement of cash flows for the nine month periods ended September 30, 2009 and 2008 and the December 31, 2008 balance sheet presentations have been retroactively adjusted as presented in this Amended Filing and discussed in Note 2 to the accompanying restated unaudited consolidated financial statements and summarized as follows;

	As Previously
Effect of Corrections	Reported	As Restated		Adjustments		Reference

At September 30, 2009
STOCKHOLDERS’ DEFICIT
Additional paid-in capital	$8,889,474		$1,742,011		$(7,147,463)	1
Accumulated deficit	$(12,269,785)		$(5,122,322)		$7,147,363	1
Total Stockholders’ Deficit

At December 31, 2008
ASSETS
Current assets	$7,739,258		$0		$(7,739,258)	1
Property and equipment, net	$1,901,650		$0		$(1,901,650)	1
Non-current assets	$997,852		$0	$	(997,852)	1
Total Assets	$10,638,760		$0		$(10,638,760)

LIABILITIES
Current liabilities	$5,922,943		$0		$(5,922,943)	1
Long-term liabilities	$1,872,952		$0		$(1,872,952)	1
Total Liabilities	$7,795,895		$0		$(7,795,895)	1

STOCKHOLDERS’ DEFICIT
Additional paid-in capital	$7,141,368		$0		$(7,141,368)	1
Accumulated deficit	$(4,668,516)		$0		$4,668,516	1
Total Stockholders’ Deficit	$2,472,852		$0		$(2,472,852)	1

STATEMENT OF OPERATIONS
Three months ended September 30, 2009
Sales, net	$739,556		$0	$	(739,556)	2
Cost of goods sold	$781,804		$0	$	(782,804)	2
Gross Profit	$(42,248)		$0		$42,248	2
Selling, general and administrative	$354,849		$153,819	$	(201,030)	2
Loss from operations	$(397,097)		$(153,819)		$243,278	2
Other income (expenses)	$(1,579,126)	$	(39,854)		$1,539,272	2
Loss from continuing operations before taxes	$(1,976,223)		$(193,673)		$1,782,550	2
Loss from continuing operations	$(1,976,223)		$(193,673)		$1,782,550	2
Loss from discontinued operations	$0		$(1,782,550)		$(1,782,550)	2
Net loss	$(1,976,223)		$(1,976,223)		$0	2

Nine months ended September 30, 2009
Sales, net		$4,640,309		$0		$(4,640,309)	2
Cost of goods sold		$4,229,949		$0		$(4,229,949)	2
Gross Profit		$410,360		$0	$	(410,360)	2
Selling, general and administrative		$2,251,631		$153,819		$(2,097,812)	2
Impairment allowance		$598,434		$0	$	(598,434)	2
Loss from operations		$(2,439,705)		$(153,819)		$2,285,886	2
Other income (expenses)		$(5,220,895)	$	(39,854)		$5,181,041	2
Loss from continuing operations before taxes		$(7,660,600)		$(193,673)		$7,466,927	2
Loss from continuing operations		$(7,660,600)		$(193,673)		$7,466,927	2
Gain (loss) from discontinued operations		59,332		$(1,782,550)		$(1,841,882)	2
Net loss		$(7,601,268)		$(1,976,223)		$5,625,045	2

Three months ended September 30, 2008
Sales, net		$2,199,853		$0		$(2,199,853)	2
Cost of goods sold		$1,882,706		$0		$(1,882,706)	2
Gross Profit		$317,147		$0	$	(317,147)	2
Selling, general and administrative		$1,040,954		$0		$(1,040,954)	2
Loss from operations		$(723,807)		$0		$723,807	2
Other income (expenses)	$	(132,195)		$0		$132,195	2
Loss from continuing operations before taxes	$	(856,002)		$0		$856,002	2
Provision for income tax expense		$428,274		$0	$	(428,274)	2
Loss from continuing operations		$(1,284,276)		$0		$1,284,276	2
Gain (loss) from discontinued operations		$303,804		$0		$303,804	2
Net loss	$	(980,472)		$0		$980,472	2

Nine months ended September 30, 2008
Sales, net		$6,017,084		$0		$(6,017,084)	2
Cost of goods sold		$5,053,292		$0		$(5,053,292)	2
Gross Profit		$963,792		$0	$	(963,792)	2
Selling, general and administrative		$3,053,862		$0		$(3,053,862)	2
Loss from operations		$(2,090,070)		$0		$2,090,070	2
Other income (expenses)	$	(399,019)		$0		$399,019	2
Loss from continuing operations before taxes		$(2,489,089)		$0		$2,489,089	2
Provision for income tax expense		428,274		$0	$	(428,274)	2
Loss from continuing operations		$(2,917,363)		$0		$2,917,363	2
Gain from discontinued operations		$1,418,609		$0		$(1,418,609	2
Net loss		$(1,498,754)		$0		$1,498,754	2

STATEMENT OF CASH FLOWS
Nine months ended September 30, 2009
Net loss		$(7,601,268)		$(1,976,223)		$5,625,045	3
Depreciation and amortization		$495,734		$0	$	(495,734)	3
Loss on bank default		$4,904,565		$0		$(4,904,565)	3
Loss on impairment of leasehold		$273,666		$0	$	(273,666)	3
Loss on impairment of prepaid expenses		$324,768		$0	$	(324,768)	3
Stock based compensation		$6,095		$0	$	(6,095)	3
Accounts receivable		$2,391,415	$	(45,281)		$(2,436,696)	3
Inventories		$1,246,455		$0		$(1,246,455)	3
Prepaid expenses	$	(70,903)		$0		$70,903	3
Accounts payable		$269,311		$948,984		$679,673	3
Accrued payroll and taxes	$	(105,255)		$2,603		$107,858	3
Accrued expenses		$349,297		$1,228,593		$879,296	3
Payments on deferred retirement	$	(9,888)		$0		$9,888	3
Cash flows from (used) in operating activities		$2,473,992		$158,676		$(2,315,316)	3

Purchase of property and equipment		$0	$	(7,000)	$	(7,000)	3
Proceeds from sale of property and equipment		$24,534		$0	$	(24,534)	3
Proceeds from sale of discontinued operations		$236,927		$0	$	(236,927)	3
Cash flows from investing activities		$261,461	$	(7,000)	$	(268,461)	3

Bank overdraft	$	(22,236)		$0		$22,236	3
Receipts (payments) on line of credit		$(2,325,639)		$0		$2,325,639	3
Proceeds from current note payable		$14,098		$0	$	(14,098)	3
Payments on long-term debit	$	(250,000)		$0		$250,000	3
Cash flows used in financing activities		$(2,583,777)		$0		$2,583,777	3

Nine months ended September 30, 2008
Net loss		$(1,498,754)		$0		$1,498,754	3
Depreciation and amortization		$593,354		$0	$	(593,354)	3
Loss on impairment of leasehold		$28,180		$0	$	(28,180)	3
Gain on sale of building	$	(998,950)		$0		$998,950	3
Stock based compensation		$1,726		$0	$	(1,726)	3
Provision for deferred taxes		$428,274		$0	$	(428,274)	3

Amortization of original issue discount		$33,379	$0	$	(33,379)	3
Accounts receivable		$1,248,046	$0		$(1,248,046)	3
Inventories	$	(537,393)	$0		$537,398	3
Prepaid expenses		$36,398	$0	$	(36,398)	3
Accounts payable		$625,090	$0	$	(625,090)	3
Accrued payroll and taxes	$	(54,178)	$0		$54,178	3
Accrued expenses	$	(151,127)	$0		$151,127	3
Payments on deferred retirement	$	(58,471)	$0		$58,471	3
Cash flows (used) in operating activities	$	(769,576)	$0		$769,576	3

Purchases of property and equipment	$	(365,564)	$0		$365,564	3
Purchase of assets from Castaic	$	(340,641)	$0		$340,641	3
Purchase of assets form MarCum	$	(759,521)	$0		$759,521	3
Purchase of assets from Innovative	$	(10,753)	$0		$10,753	3
Proceeds from sale of building		$2,294,941	$0		$(2,294,941)	3
Proceeds from sale of discontinued operations		$243,345	$0	$	(243,345)	3
Purchase of intangible assets	$	(11,796)	$0		$11,796	3
Cash flows from investing activities		$1,367,472	$0		$(1,367,472)	3

Bank overdraft		$131,119	$0	$	(131,119)	3
Receipts (payments) on line of credit		$1,200,486	$0		$(1,200,486)	3
Payments on long-term debit		$(2,060,988)	$0		$2,060,988	3
Cash flows used in financing activities	$	(729,383)	$0		$729,383	3

Reference
1 – The September 30, 2009 and December 31, 2008 balance sheets has been restated to reflect the results of the reverse merger accounting for the combined entities following the merger.  The acquiring entity did not have any operations prior to the closing of the merger transaction.

2 – The operating results for the three months and nine months ended September 30, 2009 and 2008 have been restated to reflect the results of the reverse merger accounting for the combined entities following the merger.  The acquiring entity did not have any operations prior to the closing the merger transaction.

3 – The cash flow results for the nine months ended September 30, 2009 and 2008 have been restated to reflect the results of the reverse merger accounting for the combined entities following the merger.  The acquiring entity did not have any operations prior to the closing the merger transaction.

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

The following represents the unaudited proforma combined results of operations of the Merger as if the Merger had occurred as of January 1, 2008:

	For Nine Months	For the Year
	Ended September 30,	Ended December
Unaudited proforma information:	2009	31, 2008
Revenue	$4,640,309	$12,054,883
Net loss	$(7,601,268)	$(2,455,345)
Basic and diluted earnings per share	$(0.57)	$(0.18)
Weighted average basic and diluted shares outstanding	13,300,000	13,300,000

NOTE 4 – RELATED PARTY NOTE RECEIVABLE

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

The Company’s Chairman of the Board, President and Chief Executive Officer is now the beneficial owner of 7,700,000 shares of the Company's common stock based on the 10,987,417 share distributed in the stock purchase/merger transaction.

NOTE 5 – RELATED PARTY NOTE PAYABLE

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

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The
demand promissory note is unsecured and bears an interest rate of 15%.    Interest is payable on the first day of each month commencing on August 1, 2008.  The Company incurred approximately $36,833 of interest for the three months ended September 30, 2009.  The entire principal and interest is payable upon demand anytime after June 30, 2010.

On August 17, 2009, the Company borrowed $200,000 from a member of its Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%.  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.

Chief Executive Officer Note Payable

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009.  The Company incurred approximately $26,200 of interest for the three months ended September 30, 2009.   The Company paid $250,000 of the note in January 2009.  The Company is currently in default on the remaining $450,000 of the note and is in negotiations with its CEO to extend the remaining principal balance of $450,000 in a new note that was outstanding as of September 30, 2009.

NOTE 6 - LINE OF CREDIT, BANK

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

The Company did not meet the minimum net worth covenants as of June 30, 2009, which put the Company in default on its line of credit with the bank and on August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc. stock purchase agreement, the Company entered into a Voluntary Surrender Agreement with M&I Business Credit LLC (the ‘Creditor”), who as of August 14, 2009 was owed approximately $1,800,000 by the Company relating the Credit and Security Agreement dated November 8, 2007 (as amended or supplemented, the “Credit Agreement”).  In accordance with the Voluntary Surrender Agreement, the Company agreed to tender to M&I Business Credit LLC total possession of the Company’s Premises, operations and all of the Company’s Collateral, which was basically all of the Company’s assets, which  M&I Business Credit LLC liquidated to pay off the line of credit owed by the Company.

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following at:
September 30, 2009
Unsecured Promissory Note – Cass Creek – monthly installments of approximately $11,000 from September 2008 through March 2010, then annual installments ranging from $108,000 to $124,000 beginning September 2010 through September 2012, all payments include interest at 8%, guaranteed by the CEO of the Company.	$386,538

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010	66,666

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,128

Unsecured Note Payable – monthly installments of $1,458, including interest at 7%, from August 2008 through July 2010	0

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	99,998

Totals	603,950

Less: Current portion	235,952

Net Long-Term Debt	$367,998

The Company is in default on all the above note payable at September 30, 2009.

Future maturities of long-term debt for years ending after September 30, 2009 are as follows:
Total
Year ending September 30:
2010	$235,952
2011	209,480
2012	117,462
2013	41,056
2014 and forward	-
Total Long-Term Debt	$603,950

NOTE 8 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the nine months ended September 30:
	2009	2008
Current	$-	$-
Deferred	-	-
Total Benefit from Income Taxes	$-	$-

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

 NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company entered into a lease agreement for its assembly and distribution facility and corporate headquarters in Brainerd, Minnesota. The lease commenced on September 1, 2006 and set to expire on August 31, 2016.  The lease was amended in May 2008 for additional space, a sprinkler system improvement addition, and the term extended through August 31, 2018. The lease was further amended by a second amendment as of July 1, 2009 giving the Company and the Landlord the right to terminate the lease effective as of December 31, 2009 by giving notice of termination 30 days prior to the effective date of termination.  This second amendment also reduced the monthly rent from $21,801 to $15,000 with the $6,801 being deferred and waived by the Landlord if the Company timely pays the Adjusted Monthly Charge through December 31, 2009.  The Company will record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid will be credited or charged to deferred rent. The Company is also required to pay its portion of operating expenses.

Based on the terms of the second amendment the Company will have the right to terminate the lease on December 31, 2009 by giving the Landlord notice 30 days prior to December 31, 2009.   The future minimum lease payments through December 31, 2009 are $45,000 as of September 30, 2009.

Other Commitments

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $525,000 in 36 monthly installments of $14,583 for research and development services beginning June 1, 2008, (ii) $200,000 in 24 monthly installments of $8,333 for product support services beginning June 1, 2008.  In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement.  The Company has recognized approximately $68,748 of expense relating to this agreement for the three months ended September 30, 2009, which is included in research and development and engineering expense.

On May 1, 2008, the Company entered into a research and development consulting agreement with an entity that had common ownership with MarCum.  The agreement requires the Company to pay the entity as follows:  (i) $180,000 in 36 monthly installments of $5,000 for research and development services beginning June 1, 2008, (ii) $100,000 in 24 monthly installments of $4,166 for product support services beginning June 1, 2008.  In addition, the Company will pay this entity a royalty of 5% of net sales (for a period of three years following the first sale) on any new product that meets certain requirements as defined in the agreement.   The Company has recognized approximately $27,498 of expense relating to this agreement for the three months ended September 30, 2009, which is included in research and development and engineering expense.

The Company is under a technology purchase agreement requiring payment of $50,000 by September 30, 2009.

NOTE 10 - DISCONTINUED OPERATIONS

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

The following is a condensed statement of the Nature Vision discontinued hunting and fishing operations for the period from the merger date through September 30, 2009:

Sales, Net	$739,556
Cost of goods sold	781,804
Gross profit	(42,248)

Operating Expenses
Sales and marketing	83,985
Research and development and engineering	117,045
Intangible impairment and loss on assets liquidated by bank foreclosure	1,539,272
Total Operating Expenses	1,740,302
Loss from Discontinued Operations	$(1,782,550)

NOTE 11 - SUPPLEMENTAL CASH FLOWS
	2009	2008
Supplemental Cash Flow Disclosures
Cash paid for interest	$64,209	$0
Cash paid for income taxes	0	0

Common stock issued for note receivable	$3,500,000

NOTE 12 – SUBSEQUENT EVENTS

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements made in this Form 10-Q/A constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our business, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors including, but not limited to, adverse economic conditions, intense competition, including entry of new competitors, inability to obtain sufficient financing to support our operations, progress in research and development activities, variations in costs, fluctuations in foreign currencies against the U.S. dollar in countries where we source products, adverse federal, state and local government regulation, unexpected costs, lower sales and net income (or higher net losses, than forecasted), price increases for equipment, inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives and other specific risks that may be alluded to in this report.

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

Overview

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”) was incorporated as a Minnesota corporation in 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. On August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change its name to Swordfish Financial, Inc.  The shares of the Company trade on the Over The Counter (OTC) Pinksheets under the symbol, “SWRF.”

Nature Vision designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets.

The Company did not meet the minimum net worth covenants of a line of credit with M&I Business Credit LLC (M&I Bank) as of June 30, 2009, which put the Company in default on the line of credit.  On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc. stock purchase agreement, M&I Business Credit LLC, owed approximately $1,800,000 by the Company, foreclosed on the line of credit and forced the Company to enter into a Voluntary Surrender.  The Voluntary Surrender Agreement tendered to M&I Business Credit LLC total possession of the Company’s Premises, operations and all of the Company’s Collateral, which consisted of all of the Company’s assets.  M&I Business Credit LLC liquidated basically all of the Company’s assets to recover the line of credit debt.

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

Results of Operations

Plan of Operations

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

Operating Expenses

Total operating expenses were $153,819 for the three and nine months ended September 30, 2009 compared to $-0- for the three and nine months ended September 30, 2008.   Payroll, rent and legal expenses were the primary expenses making up the $153,819.

Other Income and Expenses

Other expense are primarily composed of interest expense accrued on the Company’s outstanding notes payable.

Loss from Operations

The Company recognized a loss from operations of $193,673 for the three and nine months ended September 30, 2009, compared to a gain from operations of $-0- for the three and nine months ended September 30 2008.  The increase in the loss from operations is as a result of the change in business model discussed above.

Loss from Discontinued

The Company recognized a loss of $1,782,550, for the three and nine months ended September 30, 2009 from discontinued operations of the Nature Vision hunting and fishing product manufacturing operation as the result of the Company changing its business model.

Net Loss

The Company recognized a net loss of $1,976,223 for the three and nine months ended September 30, 2009 compared to a net gain of $-0- for the three and nine months ended September 30, 2008.  The increase in the net loss is as a result of the change in business model discussed above and a loss of $1,581,250 on discontinued operations.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the nine months ended September 30:

(thousands)	2009	2008
Cash provided by (used for):
Operating activities	$158,676	$0
Investing activities	(7,000)	0
Financing activities	0	0
Increase (decrease) in cash and cash equivalents	$151,676	$0

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,976,223 and $-0-, respectively, for the nine months ended September 30, 2009 and 2008 and had an accumulated deficit of $5,122,322 as of September 30, 2009.  We have managed our liquidity during the third quarter of 2009 through cost reduction initiatives.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2009 without realizing one of its recovery projects, raising additional capital or issuing debt instruments.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of new capital, or (ii) issuance of debt instruments.  This process is ongoing and may be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

The Company believes that the effect of inflation has not been material during the three months ended September 30, 2009.

Off-Balance Sheet Financing Arrangements

As of September 30, 2009, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008 in  Management’s Discussion and Analysis of Financial Condition and Results of Operations  under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the three months ended September 30, 2009.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T: Controls and Procedures.

          Our  management  is  responsible  for   establishing  and  maintaining adequate  internal  control  over  financial  reporting.  Internal  control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f)  promulgated under the Exchange  Act as a process  designed by, or under the supervision of, the company's  principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and  includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

          The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2)inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The  aforementioned potential  material weaknesses were identified by our Chief Financial Officer in connection with the preparation  of our financial  statements as of September 30, 2009 who  communicated the matters to our management and board of directors.

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

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.

As a result of the Swordfish Financial, Inc. stock purchase described in Note 3 to the financial statements, a change in control occurred with respect to the Company’s capital stock ownership.  Mssrs Richard P. Kiphart, Jeffery P. Zernov, Scott S. Meyers and Curtis A. Sampson served as the members of the Board of Directors. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the Transaction, (1) On August 13, 2009, Michael D. Alexander and Randy J. Moseley were appointed as a members to the Board of Directors effective August 14, 2009 and (2) Richard P. Kiphart, Jeffery P. Zernov, Scott S. Meyers and Curtis A. Sampson voluntarily tendered their resignations, effective August 14, 2009, as members of the Company’s Board of Directors.

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

SWORDFISH FINANCIAL, INC.

Date: November 29, 2010	By:	/s/ Michael Alexander
Its: Chief Executive Officer and President

Date: November 29, 2010	By:	/s/ Randy Moseley
Its: Chief Financial Officer