Form 10-Q
period 2010-03-31
SWORDFISH FINANCIAL, INC.
filed 2010-11-29
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-7475
              ____________________________

SWORDFISH FINANCIAL, INC.
 (Exact name of registrant as specified in its charter)

Minnesota	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

142 Wembley Way

Rockwall, TX  75032
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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of October 29, 2010, was 24,044,000.  The registrant has no other classes of securities outstanding.

SWORDFISH FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	Unaudited
	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$59,968	$69,991
Accounts Receivable, net	5,525	67,717
Note Receivable – Related Party	3,500,000	3,500,000
Accrued Interest Receivable – Related Party	109,375	65,625
Other Receivables	75,875	75,875
Total Current Assets	3,750,743	3,779,208

PROPERTY AND EQUIPMENT, NET	944	-

TOTAL ASSETS	$3,751,687	$3,779,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current Portion of Long-Term Debt	$687,345	$444,346
Note Payable – Related Party	1,604,029	1,604,029
Current Portion of Deferred Retirement Benefits	51,306	51,306
Accounts Payable	1,110,066	1,115,528
Accrued Sales and Warranty Reserve	200,000	200,000
Accrued Expenses	890,778	718,714
Total Current Liabilities	4,543,524	4,133,923

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	0	242,999
Deferred Retirement Benefits, Net of Current Portion	387,476	387,476
Total Non-Current Liabilities	387,476	630,475

Total Liabilities	4,931,000	4,764,398

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at March 31, 2010 and December 31, 2009 were 13,936,000 and 13,400,000, respectively	2,229,762	2,144,002
Additional Paid-In Capital	1,756,011	1,756,011
Accumulated Deficit	(5,165,086)	(4,885,203)
Total Stockholders’ Equity	(1,179,313)	(985,190)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,751,687	$3,779,208

See accompanying notes to condensed consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2010 and 2009

	2010	2009

OPERATING EXPENSES
General and Administrative	$249,341	$0

Total Operating Expenses	249,341	0

LOSS FROM OPERATIONS	(249,341)	0

OTHER INCOME (EXPENSE)
Interest expense	(75,817)	0
Interest income	43,750
Other income	1,525	0

Net Other Expenses	(30,542)	0

LOSS FROM OPERATIONS BEFORE TAXES	(279,883)	0

PROVISION FOR INCOME TAX BENEFIT	0	0

LOSS FROM OPERATIONS	(279,883)	0

NET LOSS	$(279,883)	$0

Loss from operations per common share
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Net loss per common share
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average common shares
Basic	13,578,667	2,312,583
Diluted	13,578,667	2,312,583

See accompanying notes to condensed consolidated financial statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(279,883)	$0
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation	85,760	0
Changes in operating assets and liabilities
Accounts receivable	62,192	0
Accrued interest receivable – related party	(43,750)	0
Accounts payable	(5,460)	0
Accrued expenses	172,062	0

Net Cash Flows from Operating Activities	(9,079)	0

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(944)	0

Net Cash Flows from (used in) Investing Activities	(944)	0

CASH FLOWS FROM FINANCING ACTIVITIES
	0	0

Net Cash Flows from (used in) Financing Activities	0	0

Net Change in Cash and Cash Equivalents	(10,023)	0

CASH AND CASH EQUIVALENTS - January 1, 2010 and 2009	69,991	0

CASH AND CASH EQUIVALENTS - March 31, 2010 and 2009	$59,968	$0

See accompanying notes to condensed consolidated financial statements.

SWORDFISH FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010

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

The Company did not meet the minimum net worth covenants of a line of credit with M&I Business Credit LLC (M&I Bank) as of June 30, 2009, which put the Company in default on the line of credit.  On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc. stock purchase agreement, M&I Business Credit LLC, owed approximately $1,800,000 by the Company, foreclosed on the line of credit and forced the Company to enter into a Voluntary Surrender Agreement.  The Voluntary Surrender Agreement gave M&I Business Credit LLC total possession of the Company’s Premises, its operations and all of Nature Vision’s Collateral, which consisted of all of the Nature Vision assets.  M&I Business Credit LLC liquidated basically all of the Nature Vision assets to recover the line of credit debt.

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

Because of seasonal and other factors, the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the Company's full 2010 fiscal year.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $279,883 and $-0-, respectively, for the three months ended March 31, 2009 and 2008 and had an accumulated deficit of $5,165,086 as of March 31, 2010.  We have managed our liquidity during the first part of 2010 through cost reduction initiatives.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2010 without realizing one of its recovery projects, raising additional capital or issuing debt instruments.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs.

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated balance sheet at March 31, 2010 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009 are unaudited. The unaudited interim condensed consolidated balance sheet and condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months ended March 31, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.

The results of the Company’s operations for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable, in excess of the provided allowance, are determined to be uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts when deemed necessary.  The Company did not deem  it necessary to provide an allowance at March 31, 2010 and December 31, 2009, respectively.

            NOTE RECEIVABLE -RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., the Texas corporation  (which is controlled by the Company’s Chairman of the Board, President, Chief Executive Officer and majority shareholder)  pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The Company expects for the note and accrued interest to be paid by the shareholders of the Texas corporation.  The note bears interest at the rate of 5% per annum  the note and the related accrued interest at March 31, 2010 was $109,375.  The Company expects to collect the balance of the note and accrued interest from the stockholders of the Texas corporation.

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

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to potential claims from the Nature Vision operations was $200,000 at March 31, 2010 and December 31, 2009, respectively. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate. The Company has not had any warranty claims during the three months ended March 31, 2010.  The following table provides the activity through the returns and warranty accounts as recorded and charged against the reserve relating to previous operations that were discontinued at December 31, 2009.

2010

Accrued balance –December 31, 2009	$200,000
Provision	0
Claims incurred	0
Accrued balance – March 31, 2010	$200,000

RESEARCH AND DEVELOPMENT

The Company expensed all costs related to product research and development as incurred.  The Company did incurred $96,246 in research and development expenses during the three months ended March 31, 210 related to consulting agreements held over from the Nature Vision operations.

STOCK-BASED COMPENSATION

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company issued 536,000 shares of its restricted common stock to its officers and valued the shares at $85,760.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the quarter ended March 31, 2010 and 2009.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences principally include depreciation, amortization, net operating losses, deferred retirement benefits, paid time off and performance benefits, contract payable, allowance for doubtful accounts, inventory obsolescence allowance, and warranty reserves. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.  There is a full valuation allowance recorded as of March 31, 2010 and December 31, 2009.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:
	March 31, 2010	December 31, 2009

Office furniture and equipment	$944	$0
Less: Accumulated depreciation	(0)	(0)

Net	$944	$0

Depreciation expense of $-0- was recorded for the three months ended March 31, 2010 and 2009, respectively.

NOTE 3 – RELATED PARTY NOTE PAYABLE

Former Board of Director Member Note Payable

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

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.   Interest is payable on the first day of each month, commencing on August 1, 2008.  The Company incurred approximately $37,000 of interest for the three months ended March 31, 2010.  The entire principal and interest is payable upon demand anytime after August 14, 2010.   The note has not been extended and is now in default and the Company is negotiating with the noteholder to modify the terms of the note.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15% .  The Company incurred approximately $7,500 of interest for the three months ended March 31, 2010. The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.

Former Chief Executive Officer Note Payable

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009.  The Company incurred approximately $17,000 of interest for the months ended March 31, 2010.  The Company paid $250,000 of the note in January 2009.  The Company is currently in default on the remaining $450,000 of the note and is in negotiations with its CEO to extend the remaining principal balance of $450,000 in a new note that was outstanding as of March 31, 2010.

NOTE 4 - TERM DEBT

Term debt consisted of the following at:
	March 31, 2010	December 31, 2009

Unsecured Promissory Note – Cass Creek – monthly installments of approximately $11,000 from September 2008 through March 2010, then annual installments ranging from $108,000 to $124,000 beginning September 2010 through September 2012, all payments include interest at 8%, guaranteed by the CEO of the Company.	$469,257	$469,257

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010	66,667	66,667

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	44,250	44,250

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	26,978	26,978

Unsecured Note Payable – monthly installments of $1,458, including interest at 7%, from August 2008 through July 2010	24,850	24,850

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	127,129	127,129

Totals Term Debt	687,345	687,345
Less: Current portion	687,345	444,346

Net Long-Term Debt	$0	$242,999

The Company is in default on all of the notes payable listed above due to its failure to make regularly scheduled payments and its plan is to retire all of the notes payable plus accrued  interest at the time of it receives proceeds from its first recovery project.

NOTE 5 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the three months ended March 31:

	2010	2009

Current	$0	$0
Deferred	0	0

Total Benefit from Income Taxes	$0	$0

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31 to the Company’s effective rate is as follows:
	2010		2009

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(3.3)		(3.3)
Permanent differences and other including surtax exemption	0.1		0.1
Valuation allowance	37.2		37.2

Effective Tax Rate	0%		0%

 NOTE 6 - COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company has a research and development consulting agreement with an outside entity that exist from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $14,583 for research and development services and $8,333 for product support services.  At March 31, 2010 the amount remaining to be paid on the agreement was $381,252.  The Company has recognized $68,748 of expense relating to this agreement for the three months ended March 31, 2010, which is included in general and administrative expense.

The Company has a research and development consulting agreement with an outside entity that exists from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $5,000 for research and development services and $4,166 for product support services.  At March 3, 2010 the amount remaining to be paid on the agreement was $142,502.   The Company has recognized $27,498 of expense relating to this agreement for the three months ended March 31, 2010, which is included in general and administrative expense.

Legal Proceedings

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded on the Company’s financial statements.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 7 - SUPPLEMENTAL CASH FLOWS
	2010	2009
Supplemental Cash Flow Disclosures
Cash paid for interest	$0	$0
Cash paid for income taxes	0	0

NOTE 8 – SUBSEQUENT EVENTS

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

In September 2010, the Company increased its authorized common stock to 500 million shares and established 50 million shares of preferred shares.

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

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2009.  As discussed in Note 1 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

The Company is currently evaluating strategic alternatives that include the following: (i)  raising of capital, or (ii) issuance of debt instruments.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

Results of Operations

Plan of Operations

Swordfish Financial operates as a diversified financial asset recovery company for high net worth individuals and companies with orphaned or dormant assets held in financial institutions around the world.  Swordfish Financial will recognize its share of the recovered assets on its financial statements upon the successful completion of each recovery project.  Swordfish Financial plans to take the financial capital resources recovered and invest in companies that have the mission of being eco-friendly and providing a better standard of living for our world’s people.

Operating Expenses

Total operating expenses were $249,341 for the three months ended March 31, 2010 compared to $-0- for the three months ended March 31, 2009.  Consulting fees of $103,246 on carryover product design agreements, management fees of $35,000 and stock based expense of $85,760 are the basic components of these operating expenses.

Other Income and Expenses

Other expense are primarily composed of interest expense accrued on the Company’s outstanding notes payable.  Interest income is accrued interest on the note receivable – affiliates.

Loss from Operations

The Company recognized a loss from operations of $279,883 for the three months ended March 31, 2010, compared to a loss from operations of $-0- for the three months ended March 31, 2009.  The increase in the loss from operations is as a result of the change in business model discussed above.

Net Loss

The Company recognized a net loss of $279,883for the three months ended March 31, 2010 compared to a net loss of $-0- for the three months ended March 31, 2009.  The increase in the net loss is as a result of the change in business model discussed above.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended March 31:

(thousands)	2010	2009
Cash provided by (used for):
Operating activities	$(9,079)	$0
Investing activities	(944)	0
Financing activities	0	0
Increase (decrease) in cash and cash equivalents	$(10,023)	$0

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $279,883 and $-0-, respectively, for the three months ended March 31, 2010 and 2009 and had an accumulated deficit of $5,165,086 as of March 31, 2010.  We have managed our liquidity during the first quarter of 2010 through cost reduction initiatives.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2010 without realizing one of its recovery projects, raising additional capital or issuing debt instruments.

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

The Company believes that the effect of inflation has not been material during the three months ended March 31, 2010.

Off-Balance Sheet Financing Arrangements

As of March 31, 2010, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009 in  Management’s Discussion and Analysis of Financial Condition and Results of Operations  under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2010.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for small reporting company.

Item 4T: Controls and Procedures.

Disclosure Controls and Procedures

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

          In March 2010, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

          The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation  of our financial  statements as of March 31, 2010 who communicated the matters to our management and board of directors.

          Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results.   However, the lack of a functioning  audit committee and lack of a majority of independent directors  on our  board of  directors,  resulting  in  potentially  ineffective oversight in the  establishment and monitoring of required internal controls and procedures, can impact our financial statements.

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

Item 1A.  Risk Factors

Not required by small reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 In March 2010, the Company issued 536,000 shares of its restricted common stock to management and recorded the shares at a value of $85,760.

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