Form 10-Q
period 2010-09-30
SWORDFISH FINANCIAL, INC.
filed 2010-11-29
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	Unaudited
	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$22,081	$69,991
Accounts Receivable, net	-	67,717
Note Receivable – Related Party	3,500,000	3,500,000
Accrued Interest Receivable – Related Party	196,875	65,625
Other Receivables	-	75,875
Total Current Assets	3,718,956	3,779,208

PROPERTY AND EQUIPMENT, NET	944	-

TOTAL ASSETS	$3,719,900	$3,779,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current Portion of Long-Term Debt	$687,345	$444,346
Note Payable – Related Party	1,654,029	1,604,029
Current Portion of Deferred Retirement Benefits	51,306	51,306
Accounts Payable	1,110,068	1,115,528
Accrued Sales and Warranty Reserve	200,000	200,000
Accrued Expenses	1,235,788	718,714
Total Current Liabilities	4,938,536	4,133,923

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	0	242,999
Deferred Retirement Benefits, Net of Current Portion	387,476	387,476
Total Non-Current Liabilities	387,476	630,475
Total Liabilities	5,326,012	4,764,398

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 Par Value per Share, 50,000,000 Shares Authorized,
    No Preferred Share issued at September 30, 2010 and December 31, 2009
Common Stock, $.16 Par Value per Share 500,000,000 Shares Authorized Common Shares Issued and Outstanding at September 30, 2010 and December 31, 2009
    were 14,494,000 and 13,400,000, respectively
	0 2,319,042	0 2,144,002
Additional Paid-In Capital	1,756,011	1,756,011
Accumulated Deficit	(5,681,165)	(4,885,203)
Total Stockholders’ Equity	(1,606,112)	(985,190)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,719,900	$3,779,208

See accompanying notes to condensed consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Three Months and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
		Restated		Restated

OPERATING EXPENSES:
General and
administrative	307,041	153,819	711,162	153,819

Total Operating Expenses	307,041	153,819	711,162	153,819

LOSS FROM OPERATIONS	(307,041)	(153,819)	(711,162)	(153,819)

OTHER INCOME (EXPENSE):
Interest expense	(76,701)	(64,209)	(228,336)	(64,209)
Interest income	43,750	21,875	131,250	21,875
Other income	10,761	2,480	12,286	2,480

Total Other Expense	(22,190)	(39,854)	(84,800)	(39,854)

LOSS FROM CONTINUING OPERATIONS	(329,231)	(193,673)	(795,962)	(193,673)

LOSS FROM DISCONTINUED OPERATONS	0	(1,782,550)	0	(1,782,550)

NET LOSS	$(329,231)	$(1,976,223)	$(795,962)	$(1,976,223)

Net loss per share:
Basic and diluted net
Income (loss) per share	$(0.02)	$(0.85)	$(0.06)	$(0.85)

Weighted average shares
outstanding:
Basic and diluted	13,940,889	2,312,583	13,940,889	2,312,583

See accompanying notes to condensed consolidated financial statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2010 and 2009

	2010	2009
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(795,962)	$(1,976,223)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation	175,040	0
Changes in operating assets and liabilities
Accounts receivable	143,592	(45,281)
Accrued interest receivable	(131,250)	0
Accounts payable	(5,460)	948,984
Accrued expenses	517,074	1,231,196

Net Cash Flows from Operating Activities	(96,966)	158,593

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(944)	(7,000)

Net Cash Flows from (used in) Investing Activities	(944)	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	50,000	0
Net Cash Flows from (used in) Financing Activities	50,000	0

Net Change in Cash and Cash Equivalents	(47,910)	151,676

CASH AND CASH EQUIVALENTS - January 1, 2010 and 2009	69,991	0

CASH AND CASH EQUIVALENTS – September 30, 2010 and 2009	$22,081	$151,676

See accompanying notes to condensed consolidated financial statements.

SWORDFISH FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”)  as Nature Vision, Inc. designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets.  On August 14, 2009, Nature Vision, Inc. entered into a Stock Purchase/Merger Agreement with Swordfish Financial, Inc. for 10,987,417 shares (representing approximately 80% of the outstanding shares) of its common stock in exchange for a $3,500,000 promissory note.   On August 17, 2009, the shareholders owning a majority of the outstanding common stock voted to change the Company’s name from Nature Vision, Inc. to Swordfish Financial, Inc.

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

Because of seasonal and other factors, the results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the Company's full 2010 fiscal year.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $795,962 and $1,976,223, respectively, for the nine months ended September 30, 2009 and 2008 and had an accumulated deficit of $5,681,165 as of September 30, 2010.  We have managed our liquidity during the first part of 2010 through cost reduction initiatives.

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

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated balance sheet at September 30, 2010 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. The unaudited interim condensed consolidated balance sheet and condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three and nine months ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.

The results of the Company’s operations for the nine months period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable, in excess of the provided allowance, are determined to be uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts when deemed necessary.  The Company did not deem it necessary to provide an allowance at September 30, 2009 and December 31, 2009, respectively.

            NOTE RECEIVABLE -RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., the Texas corporation  (which is controlled by the Company’s Chairman of the Board, President, Chief Executive Officer and majority shareholder)  pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The Company expects for the note and accrued interest to be paid by the stockholders of the Texas corporation.   The note bears interest at the rate of 5% per annum the note and the related accrued interest at September 30, 2010 was $196,875.

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

SALES AND WARRANTY RESERVE

The Company has established a sales and warranty reserve for sales returns and warranty costs. Reserves are estimated based on historical experience, current product lines being sold, and management's estimates. The Company provides a standard one or two-year warranty program for its products. The sales and warranty reserve for sales returns and warranty costs relating to potential claims from the Nature Vision operations was $200,000 at September 30, 2010 and December 31, 2009, respectively. The sales and warranty reserve represents a significant estimate and actual results could differ from the estimate. The following table provides the activity through the returns and warranty accounts as recorded and charged against the reserve relating to previous operations that were discontinued at December 31, 2009.

2010

Accrued balance –December 31, 2009	$200,000
Provision	0
Claims incurred	0
Accrued balance – September 30, 2010	$200,000

RESEARCH AND DEVELOPMENT

The Company expensed all costs related to product research and development as incurred.  The Company did incurred $96,246 and $288,738 in research and development expenses during the three and nine months ended September 30, 2010, respectively, related to consulting agreements held over from the Nature Vision operations.

STOCK-BASED COMPENSATION

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the three months ended September 30, 2010.

During the three months ended September 30, 2010, the Company issued 558,000 restricted shares of common stock to management which were valued at $89,280.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the quarter ended September 30, 2010 and 2009.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences principally include depreciation, amortization, net operating losses, deferred retirement benefits, paid time off and performance benefits, contract payable, allowance for doubtful accounts, inventory obsolescence allowance, and warranty reserves. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.  There is a full valuation allowance recorded as of September 30, 2010 and December 31, 2009.

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

NOTE 2 — RESTATEMENT

The management of the Company concluded that the transaction in August 2009 between Nature Vision, Inc. (nka Swordfish Financial, Inc.) (the “Company”) and Swordfish Financial, Inc., the Texas corporation should have been recorded as a reverse merger transaction in accordance with FASB ASC 805-10 and the  September 30, 2009 quarterly 10-Q was amended and restated.  Accordingly, The statement of operations for the three and six month periods ended September 30, 2009 and statement of cash flows for the nine month periods ended September 30, 2009 restated presentations are summarized as follows;

Nine months ended September 30, 2009
Sales, net		$4,640,309		$0		$(4,640,309)	1
Cost of goods sold		$4,229,949		$0		$(4,229,949)	1
Gross Profit		$410,360		$0	$	(410,360)	1
Selling, general and administrative		$2,251,631		$153,819		$(2,097,812)	1
Impairment allowance		$598,434		$0	$	(598,434)	1
Loss from operations		$(2,439,705)		$(153,819)		$2,285,886	1
Other income (expenses)		$(5,220,895)	$	(39,854)		$5,181,041	1
Loss from continuing operations before taxes		$(7,660,600)		$(193,673)		$7,466,927	1
Loss from continuing operations		$(7,660,600)		$(193,673)		$7,466,927	1
Gain (loss) from discontinued operations		59,332		$(1,782,550)		$(1,841,882)	1
Net loss		$(7,601,268)		$(1,976,223)		$5,625,045	1

Three months ended September 30, 2008
Sales, net		$2,199,853		$0		$(2,199,853)	1
Cost of goods sold		$1,882,706		$0		$(1,882,706)	1
Gross Profit		$317,147		$0	$	(317,147)	1
Selling, general and administrative		$1,040,954		$0		$(1,040,954)	1
Loss from operations		$(723,807)		$0		$723,807	1
Other income (expenses)	$	(132,195)		$0		$132,195	1
Loss from continuing operations before taxes	$	(856,002)		$0		$856,002	1
Provision for income tax expense		$428,274		$0	$	(428,274)	1
Loss from continuing operations		$(1,284,276)		$0		$1,284,276	1
Gain (loss) from discontinued operations		$303,804		$0		$303,804	1
Net loss	$	(980,472)		$0		$980,472	1

STATEMENT OF CASH FLOWS
Nine months ended September 30, 2009
Net loss		$(7,601,268)		$(1,976,223)		$5,625,045	2
Depreciation and amortization		$495,734		$0	$	(495,734)	2
Loss on bank default		$4,904,565		$0		$(4,904,565)	2
Loss on impairment of leasehold		$273,666		$0	$	(273,666)	2
Loss on impairment of prepaid expenses		$324,768		$0	$	(324,768)	2
Stock based compensation		$6,095		$0	$	(6,095)	2
Accounts receivable		$2,391,415	$	(45,281)		$(2,436,696)	2
Inventories		$1,246,455		$0		$(1,246,455)	2
Prepaid expenses	$	(70,903)		$0		$70,903	2
Accounts payable		$269,311		$948,984		$679,673	2
Accrued payroll and taxes	$	(105,255)		$2,603		$107,858	2
Accrued expenses		$349,297		$1,228,593		$879,296	2
Payments on deferred retirement	$	(9,888)		$0		$9,888	2
Cash flows from (used) in operating activities		$2,473,992		$158,676		$(2,315,316)	2

Purchase of property and equipment		$0	$	(7,000)	$	(7,000)	2
Proceeds from sale of property and equipment		$24,534		$0	$	(24,534)	2
Proceeds from sale of discontinued operations		$236,927		$0	$	(236,927)	2
Cash flows from investing activities		$261,461	$	(7,000)	$	(268,461)	2

Bank overdraft	$	(22,236)		$0		$22,236	2
Receipts (payments) on line of credit		$(2,325,639)		$0		$2,325,639	2
Proceeds from current note payable		$14,098		$0	$	(14,098)	2
Payments on long-term debit	$	(250,000)		$0		$250,000	2
Cash flows used in financing activities		$(2,583,777)		$0		$2,583,777	2

Reference

1 – The operating results for the three months and nine months ended September 30, 2009 were restated to reflect the results of the reverse merger accounting for the combined entities following the merger.  The acquiring entity did not have any operations prior to the closing the merger transaction.

2 – The cash flow results for the nine months ended September 30, 2009 was restated to reflect the results of the reverse merger accounting for the combined entities following the merger.  The acquiring entity did not have any operations prior to the closing the merger transaction.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:
	September 30, 2010	December 31, 2009

Office furniture and equipment	$944	$0
Less: Accumulated depreciation	(0)	(0)
Net	$944	$0

Depreciation expense of $-0- was recorded for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 4 – RELATED PARTY NOTE PAYABLE

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

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% .   Interest is payable on the first day of each month, commencing on August 1, 2008.  The Company incurred approximately $107,328 of interest for the nine months ended September 30, 2010.  The entire principal ($954,029 at September 30, 2010) and interest is payable upon demand anytime after August 14, 2010.   The note is in default and the Company is negotiating a modification of the terms.

On August 17, 2009, the Company borrowed $200,000 from this same former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15% .
The $50,000 promissory note discussed below, gives the Holder of this demand note the right to convert the principal balance plus accrued interest into the Company’s common stock at the conversion rate of ten cents ($0.10) per share.

On August 18, 2010, the Company borrowed $50,000 from this same former Board of Directors in order to meet its short-term cash flow requirement. This promissory note and accrued interest at the rate of 20% is due one hundred eighty (180) days from August 18, 2010.  The Holder of this promissory note has a security interest in all of the Company’s assets.  The Holder of this promissory note may convert the principal balance plus accrued interest into the Company’s common stock at the conversion rate of ten cents ($0.10) per share.

Former Chief Executive Officer Note Payable

On October 27, 2008, the Company borrowed $700,000 from its Chief Executive Officer (CEO) in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009.  The Company incurred approximately $50,625 of interest for the nine months ended September 30, 2010.  The Company paid $250,000 of the note in January 2009.  The Company is currently in default on the remaining $450,000 of the note and is in negotiations with its CEO to extend the remaining principal balance of $450,000 in a new note that was outstanding as of September 30, 2010.

NOTE 5 - TERM DEBT

Term debt consisted of the following at:
	September 30, 2010	December 31, 2009
Unsecured Promissory Note – Cass Creek – monthly installments of approximately $11,000 from September 2008 through March 2010, then annual installments ranging from $108,000 to $124,000 beginning September 2010 through September 2012, all payments include interest at 8%, guaranteed by the CEO of the Company.	$469,257	$469,257

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010	66,667	66,667

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	44,250	44,250

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	26,978	26,978

Unsecured Note Payable – monthly installments of $1,458, including interest at 7%, from August 2008 through July 2010	24,850	24,850

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	127,129	127,129

Totals	687,345	687,345
Less: Current portion	687,345	444,346
Net Long-Term Debt	$0	$242,999

The Company is in default on all of the notes payable listed above due to its failure to make regularly scheduled payments and its plan is to retire all of the notes payable plus accrued  interest from the proceeds of its first recovery project.

NOTE 6 - INCOME TAXES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

In September 2010, the Company increased  its authorized common stock to 500 million shares, par value of $.16 per share  and established 50 million shares of preferred shares, par value of $.0001 per share.

At September 30, 2010, there were 14,494,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

 During the three months ended September 30, 2010, the Company issued 558,000 restricted shares of common stock to management which were valued at $89,280.

 NOTE 8 - COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company has a research and development consulting agreement with an outside entity that exist from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $14,583 for research and development services and $8,333 for product support services.  At September 30, 2010 the amount remaining to be paid on the agreement was $312,504.   The Company has recognized $206,244 of expense relating to this agreement for the nine months ended September 30, 2010, which is included in general and administrative expense.

The Company has a research and development consulting agreement with an outside entity that exists from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $5,000 for research and development services and $4,166 for product support services.  At September 30, 2010 the amount remaining to be paid on the agreement was $115,004.   The Company has recognized $82,494 of expense relating to this agreement for the nine months ended September 30, 2010, which is included in general and administrative expense.

Legal Proceedings

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded on the Company’s financial statements.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 9 - DISCONTINUED OPERATIONS

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

The following is a condensed statement of the Nature Vision discontinued hunting and fishing operations for the period from the merger date through September 30, 2009:

Sales, Net	$739,556
Cost of goods sold	781,804
Gross profit	(42,248)

Operating Expenses
Sales and marketing	83,985
Research and development and engineering	117,045

Intangible impairment and loss on assets liquidated by bank foreclosure	1,539,272
Total Operating Expenses	1,740,302
Loss from Discontinued Operations	$(1,782,550)

NOTE 10 - SUPPLEMENTAL CASH FLOWS
	2010	2009
Supplemental Cash Flow Disclosures
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0
Common stock issued for note receivable	$0	$3,500,000

NOTE 11 – SUBSEQUENT EVENTS

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

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.  As discussed in Note 1 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Operating Expenses

Total operating expenses were $307,041 for the three months ended September 30, 2010 compared to $153,819 for the three months ended September 30, 2009.  The major components of these expenses are as follows;

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Consulting fees	$96,246	$96,246	$295,738	$96,246
Stock based compensation	89,280	0	175,040	0
Management fees	30,000	20,000	80,000	20,000
Audit fees	3,500	0	11,500	0
Legal fees	28,165	25,000	28,165	25,000
Recovery project expenses	33,640	0	33,640	0
Rent expense	4,500	3,000	12,000	3,000
Travel expense	1,743	1,061	13,640	1,061
Office supplies	9,725	2,754	18,395	2,754
Professional fees	729	1,430	12,150	1,430
Computer and internet expenses	4,349	1,434	12,218	1,434
Telephone expense	2,913	1,660	8,718	1,660
Other	2,251	1,234	9,958	1,234

Total Operating Expenses	$307,041	153,819	$711,162	$153,819

Other Income and Expenses

Interest expense for the three and nine months ended September 30, 2010 of $76,701 and $228,336, respectively, represents accrued interest expense on the Company’s outstanding notes payable.  Interest income for the three and nine months ended September 30, 2010 of $43,750 and $131,250, respectively, represented accrued interest on the note receivable – related party.

Interest expense for the three and nine months ended September 30, 2009 of $64,209 represents accrued interest expense on the Company’s outstanding notes payable.  Interest income for the three and nine months ended September 30, 2009 of $21,875 represented accrued interest on the note receivable – related party.

Loss from Operations

The Company recognized a loss from operation of  $307,041 for the three months ended September 30, 2010, compared to a loss from operations of $153,819 for the three months ended September 30, 2009.  The increase in the pretax loss is as a result of the change in business model discussed above.

The Company recognized a loss from operations of $711,162 for the nine months ended September 30, 2010, compared to a loss from operations of $153,819 for the nine months ended September 30, 2009.   The increase in the pretax loss is as a result of the change in business model discussed above.

Net Loss

The Company recognized a net loss of $329,231for the three months ended September 30, 2010 compared to a net loss of $1,976,223 for the three months ended September 30, 2009.  The increase in the net loss is as a result of the change in business model discussed above and  the $1,782,550 loss on discontinuation of the Nature Vision hunting and fishing operations.

The Company recognized a net loss of $795,962for the nine months ended September 30, 2010 compared to a net loss of $1,976,223 for the nine months ended September 30, 2009.  The increase in the net loss is as a result of the change in business model discussed above.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the nine months ended September 30:

(thousands)	2010	2009
Cash provided by (used for):
Operating activities	$(96,966)	$158,593
Investing activities	(944)	(7,000)
Financing activities	50,000	0
Increase (decrease) in cash and cash equivalents	$(47,910)	$151,676

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $795,962 and $1,976,223, respectively, for the nine ended September 30, 2010 and 2009 and had an accumulated deficit of $5,681,165 as of September 30, 2010.  We have managed our liquidity during the nine months ended September 30, 2010 through cost reduction initiatives.

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

The Company believes that the effect of inflation has not been material during the nine months ended September 30, 2010.

Off-Balance Sheet Financing Arrangements

As of September 30, 2010, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009 in  Management’s Discussion and Analysis of Financial Condition and Results of Operations  under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2010.

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

          In September 2010, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2010, the Company issued 558,000 shares of its restricted common stock to management and recorded the shares at a value of $89,280.

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