Form 10-K
period 2010-12-31
SWORDFISH FINANCIAL, INC.
filed 2011-04-15
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
Commission file number 000-7475

SWORDFISH FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
142 Wembley Way, Rockwall, Texas	75032
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (972) 310-1830

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.16 per share	OTC Markets Pinksheets

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

As of March 23, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant based upon the closing price of the common stock under the symbol “SWRF” as quoted in the OTCQB was approximately  $7,233,800.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is  not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.16 per share, as of March 1, 2011 was 24,386,000.

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

Previous to Swordfish Financial acquiring majority ownership in 2009 of Nature Vision, Inc. (the name of the Company before the acquisition) Nature Vision designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets and other consumer and industrial products.

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

Employees

 As of December 31, 2010, we had two executives, the President, Chief Executive Officer and Chief Financial Officer as set forth in Item 10.

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

Item 3. LEGAL PROCEEDINGS.

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded on the Company’s financial statements – See Note 6 to the financial statements included in this report for details.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, NASDAQ DELISTING, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The number of record holders of our common stock on December 31, 2010 was 300. The table below sets forth the high and low sale prices for the common stock during the two years ended December 31, 2010.  The information shown is based on information provided by Yahoo! Inc. and Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently traded on the Pinksheets OTC Market under the symbol “SWRF.” Swordfish Financial did not pay any cash dividends on its common stock during the periods presented nor does it anticipate paying any dividends in the future as the Company plans to utilize all available resources to expand its sales base.

On August 14, 2009, Swordfish Financial, Inc. (fka Nature Vision, Inc.) (the “Company”) was delisted from The Nasdaq Stock Market to the Pinksheets OTC Market for violations of the minimum bid price and minimum equity requirements.

	Common Stock
Quarter Ended	Low	High

2009
March 31	$0.11	$0.80
June 30	$0.11	$1.00
September 30	$0.10	$0.45
December 31	$0.12	$0.50

2010
March 31	$1.47	$1.22
June 30	$0.50	$0.50
September 30	$0.60	$0.32
December 31	$1.49	$1.31

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Nature Vision’s compensation plans as of December 31, 2010.
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

 Changes in Securities

All of the Company's securities issued during 2010 have been reported in this 10-K or previously reported on its Form 10-Qs and Form 8-Ks filed with the Securities and Exchange Commission.

During the quarter ended December 31, 2010, the Company issued 1,092,000 shares of restricted common stock in private placements for a total value of $150,820.

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

Swordfish Financial will operate as a diversified financial asset recovery company for high net worth individuals and companies with orphaned or dormant assets held in financial institutions around the world.  Swordfish Financial will recognize its share of the recovered assets on its financial statements upon the successful completion of each recovery project.  Swordfish Financial plans to take the financial capital resources recovered and retire its debits and invest in companies that have the mission of being eco-friendly and providing a better standard of living for our world’s people.

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

In August 2009, the Company borrowed $200,000 from a former Board of Directors member in order to meet its short-term cash flow requirements. This demand promissory note was secured by a second lien on all of the Company’s assets and has an interest rate of 15%.

In August 2010, the Company borrowed $50,000 from a former Board of Directors member in order to meet its short-term cash flow requirements. This demand promissory note was secured by a second lien on all of the Company’s assets and has an interest rate of 15%.

In 2010, the Company raised $150,820 from the sale of common stock in private placements and $71,100 from advances from shareholders.

Plan of Operations

Swordfish Financial had no revenues from its financial asset recovery operations in 2010.  It operates as a diversified financial asset recovery company for high net worth individuals and companies with orphaned or dormant assets held in financial institutions around the world.  It will recognize its share of the recovered assets on its financial statements upon the successful completion of each recovery project.  Swordfish Financial plans to take the financial capital resources recovered, retire all of its debits and invest in companies that have the mission of being eco-friendly and providing a better standard of living for our world’s people.

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

Pretax Loss and Income Taxes

The Company recognized a pretax loss of $2,696,278 and $514,195 in fiscal years 2010 and 2009 respectively.

Loss from Continuing Operations

The loss from continuing operations was $2,696,278 and $514,195 for fiscal years 2010 and 2009, respectively.

Gain (Loss) from Discontinued Operations

               In fiscal 2009, the $1,432,098 loss from discontinued operations was the result of the M&I Business Credit LLC foreclosure as described and as set forth above.

Net Loss

The Company recognized a net loss of $2,696,278 and $1,946,293 for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(thousands)	2010	2009
Cash provided by (used for):
Operating activities	$(326,171)	$(130,009)
Investing activities	(944)	-
Financing activities	271,920	200,000
Increase (decrease) in cash and cash equivalents	$(55,195)	$69,991

The following table sets forth the Company’s working capital position at the end of each of the past two years:

(thousands)	2010	2009
Current assets	$3,763,921	$3,779,208
Current liabilities	5,102,218	4,133,923
Working capital	$(1,338,297)	$(354,715)
Current ratio	-	-

Operating Activities

Cash flows used in operations totaled $326,171 and $130,009 in fiscal years 2010 and 2009, respectively.

Investing Activities

Cash flows used for investing activities of $944  in fiscal 2010 and $0 fiscal 2009, respectively.

Financing Activities

Cash flows provided by financing activities totaled $271,920 and $200,000 in fiscal years 2009 and 2008, respectively.

The Company owes $450,000 to its former Chief Executive Officer. This promissory note is unsecured and has an interest rate of 15%.   The note matured on August 17, 2010 as defined in the Swordfish Financial stock purchase merger agreement.   The Company is negotiating with the noteholder for an extension.

The Company owes $1,250,000 to a former member of its Board of Directors   (who resigned on August 17, 2009).  The demand promissory notes is unsecured and bears an interest rate of 15%.    The entire principal and interest is payable upon demand on August 17, 2010 as defined in the Swordfish Financial stock purchase merger agreement.  The Company is in negotiation with the noteholder to revise the maturity dates.

The Company has a research and development consulting agreement with an outside entity that exist from the period prior to the merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $14,583 for research and development services and $8,333 for product support services.  At December 31, 2010 the amount remaining to be paid on the agreement was $450,000.  The Company has recognized $274,992 of expense relating to this agreement for the year ended December 31, 2010, which is included in general and administrative expense.

The Company has a research and development consulting agreement with an outside entity that exists from the period prior to the merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $5,000 for research and development services and $4,166 for product support services.  At December 31, 2009 the amount remaining to be paid on the agreement was $170,000.  The Company has recognized $109,992 of expense relating to this agreement for the year ended December 31, 2010, which is included in general and administrative expense.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $3,121,278 and $1,946,293 in fiscal years 2010 and 2009, respectively, and had an accumulated deficit of $8,006,481 as of December 31, 2010.  We have managed our liquidity during the fourth quarter of 2010 and the first quarter of 2011 through the sales of common stock and advance from shareholders.

Despite the cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2011 without being successful on an asset recovery project, raising additional debt and/or equity capital.

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

 The Company believes that the effect of inflation has not been material during the year ended December 31, 2010.

Off-Balance Sheet Financing Arrangements

As of December 31, 2010, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Income taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a current provision for income taxes based on amounts payable or refundable. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. We recognize a valuation allowance for deferred tax assets when it is more likely than not that deferred assets are not recoverable.   During fiscal 2010 and 2009, the Company established its valuation allowance for the entire amount of the deferred tax assets.  If actual taxable income by jurisdiction and the period over which our deferred tax assets are recoverable are materially different than our estimate, the change could be material to our consolidated financial statements.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements beginning on page F-1.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The  Company's  management  evaluated,  with  the  participation  of  its  Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and  15d-15(e)  under the  Securities  Exchange Act of 1934, as amended ("Exchange Act")) as of December 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer.  Based on that evaluation, management concluded that, considering the existence of material weaknesses identified, our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2010.

Material Weaknesses Identified

We identified the following  deficiencies  which together  constitute a material weakness  in our  assessment  of the  effectiveness  of  internal  control  over financial reporting as of December 31, 2010:

o    The  Company  has  inadequate  segregation  of duties  within its cash disbursement control design.

o    During the year ended December 31, 2010, the company internally performed all aspects of our financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statement and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our  management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley  Act of 2002 ("Section 404").  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)
in Internal  Control -  Integrated  Framework.

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

Item 9B.   OTHER INFORMATION

     NONE

PART III

Item 10.   DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Director Since	Year Term Expires	Position
Michael Alexander	43	2009	2011	President, Chief Executive Officer, Director
Randy Moseley	63	2009	2011	Chief Financial Officer, Director

Michael Alexander, has served as our President and Chief Executive Officer and as a Chairman of the Board of Directors since August 17, 2009.    Mr. Alexander served as a consultant of various technologies related companies from July 2006 to August 2009.  Mr. Alexander served as the Chief Executive Officer, President, and a director of Furia Organization, Inc. from August 2004 to July 2006.  From September 2003 to June  2004, Mr. Alexander was a process analyst for Citigroup. From August 2000 to September 2003, he was a computer consultant with Cyber Communications.

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

To our knowledge, based solely on review of the copies of such reports furnished to us, during the year ended December 31, 2010, our officers, directors and 10% shareholders complied with their Section 16(a) filing requirements in a timely manner.

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the last fiscal year by Michael Alexander, current President and Chief Executive Officer, Randy Moseley, current Chief Financial Officer and Secretary, Jeffrey P. Zernov, who served as President and Chief Executive Officer through August 17, 2009, Robert P. King, who served as Chief Financial Officer and Secretary through August 17, 2009 and David M. Kolkind, who served as Chief Financial Officer and Secretary through August 8, 2008 (the foregoing executive officers are collectively referred to herein as the “Named Executive Officers” ).  No other executive officers’ total compensation exceeded $100,000 in the year ended December 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Option Awards(11) ($)	Total ($)
Michael Alexander, President and CEO	2010(1)	$60,000	--	$1,255,520	(2)	--	$1,315,520
	2009(3)	$38,000	--	--		--	$38,000

Randy Moseley, CFO, Secretary	2010(4)	$60,000	--	$327,520	(5)	--	$387.520
	2009(6)	$25,000	--	--		--	$25,000

Jeffrey P. Zernov, former President	2009(7)	$142,000	--	--		--	$142,000
and CEO	2008	$200,000	--	--		--	$200,000

Robert P. King, former	2009(8)	$106,250	--	--		--	$106,250
CFO and Secretary	2008(9)	41,731	--	--		$2,718	$44,449

David M. Kolkind,	2008(10	$105,439	--	--		--	$105,439
former CFO and Secretary

(1)  Mr. Alexander became the Company’s President and CEO on August 17, 2009.  The Company has not negotiated an employment agreement with Mr. Alexander at this time
(2)  Other Compensation for Mr. Alexander represents 7,847,000 shares of restricted common stock issued to Mr. Alexander and valued at par value of $.16 per share.
(3)  Mr. Alexander became the Company’s President and CEO on August 17, 2009.
(4) Mr. Moseley became the Company’s CFO on August 17, 2009.  The Company has not negotiated an employment agreement with Mr. Moseley at this time.
(5)  Other Compensation for Mr. Moseley represents 2,047,000 shares of restricted common stock issued to Mr. Moseley and valued at par value of $.16 per share.
(6) Mr. Moseley became the Company’s CFO on August 17, 2009.
(7) Mr. Zernov served as the Company’s President and CEO through August 17, 2009.
(8) Mr. King served as the Company’s CFO through August 17, 2009.
(9) Mr. King became the Company’s CFO on September 22, 2008.
(10) Mr. Kolkind served as the Company’s CFO through August 8, 2008
(11) Actual GAAP expenses incurred during the year presented with respect of awards issued under the Company Stock Option Plan.
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

Incentive cash bonus. Cash bonuses are intended to reward individual and the Company’s performance during the year.  The Board of Directors also did not grant discretionary cash bonuses to the Named Executive Officers for fiscal 2010.

Long term incentive compensation.  Mr. Zernov and Mr. King voluntarily resigned on August 17, 2009 and forfeited all rights to long term incentive compensation in the form of restricted stock.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

Employment Agreements. The Company does not have any employment agreements in effect at December 31, 2010.  Mr. Jeffrey P. Zernov, the President and Chief Executive Officer and Mr. Robert P. King, Chief Financial Officer voluntarily resigned from their positions at Nature Vision, Inc. on August 17, 2009 and were paid through that date while forfeiting all rights to additional compensation in their employment, bonus and long term incentive agreements as of that date.

Swordfish Financial Stock Options

The Company had no stock options outstanding at December 31, 2009.

Board of Director Compensation

No compensation was paid to the directors for fiscal 2010 as there were no directors who were not a Named Executive Officer.
No stock options were granted to the directors during fiscal year 2010.  There are no stock options outstanding at December 31, 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF PRINCIPAL HOLDERS

The  following  table sets forth the name and address,  as of March 1, 2011 and the  approximate  number of shares of Common Stock of the Company owned directly and holding more than 5% of the Company's  Common  Stock.  The amounts set forth are based on the Company's record holder list and the shareholder’s filings with the SEC under  Section 13 of the  Securities  Exchange Act of 1934.
 ________________________________________________________________________________________________________
 Name and Address of                                                Number of Shares Held                                 Percent of Class
  Beneficial Owner                                                               Equivalents                                               (1) (2) (3)
________________________________________________________________________________________________________
Richard P. Kiphart                                                                  3,544,000                                                 12.89%
c/o William Blair & Company LLC
222 West Adams Street
Chicago, Illinois   60606
 ________________________________________________________________________________________________________

SECURITY OWNERSHIP OF MANAGEMENT

The following  table sets forth the  beneficial  ownership of Common Stock as of March  1,  2011,  by (i)  the  executive  officers  set  forth  in the  summary compensation  table  below who are  employed by the Company as of March 1, 2011 (the  "Named  Executives");  (ii)  each  director  and  nominee;  and  (iii) all directors  and  executive  officers  as a group.  All  persons  listed have sole disposition  and voting power with  respect to the  indicated  shares  except as otherwise noted.

----------------------------------------------------------------------------------------------------------------------------------------------------------
   Name Executive / Director (1)                                 Number of Shares Held                               Percent of Class
                                                                                               Equivalents                                             (1) (2) (3)
----------------------------------------------------------------------------------------------------------------------------------------------------------
Michael D. Alexander   (4)                                                    15,547,000                                              56.56%
----------------------------------------------------------------------------------------------------------------------------------------------------------
Randy J. Moseley          (5)                                                      3,297,000                                              12.00%
----------------------------------------------------------------------------------------------------------------------------------------------------------
All directors and executive                                                    18,844,000                                               68.56%
officers as a group (total of 2
persons)
---------------------------------------------------------------------------------------------------------------------------------------------------------

 (1) Beneficial ownership is determined in accordance with the rules of the SEC, based on factors  including  voting and investment power with respect to shares.  Percentage  of  beneficial  ownership is based on the number of shares of Common Stock outstanding as of March1, 2011.

(2) Stock issuable upon exercise of options within 60 days after March 1, 2011, are deemed  outstanding  for the purpose of  percentage  ownership of the person holding  such  options,  but  are  not  deemed  outstanding  for  computing  the percentage ownership for any other persons.

(3) Based on 24,386,000 shares of common stock issued and outstanding and 3,100,000 shares assumed convertible relating to convertible promissory notes payable. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(4) Michael D. Alexander is the President, Chief Executive Officer and a Director of the Company.  Represents shares owned by Mr. Alexander and his spouse.

(5) Randy J. Moseley is the Chief Financial Officer and a Director of the Company.  Represents shares owned by Mr. Moseley and his spouse.

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

Former Officer and Director Loans to Company

In October 2008, the Company borrowed $700,000 from Jeffrey P. Zernov, its former Chief Executive Officer (Mr. Zernov resigned on August 17, 2009), in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000 in January 2009 (the maturity date was extended to August 17, 2010 by agreement).  The Company paid no interest and accrued $37,500 of interest expense on this loan during the year ended December 31, 2010.

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to Richard P. Kiphart, a member of its Board of Directors (Mr. Kiphart resigned on August 17, 2009), in October 2007.  The amended $1,000,000 demand note is held by the same former member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (the maturity date was extended to August 17, 2010 by agreement).  Interest is payable on the first day of each month.  The entire principal and interest is payable upon demand anytime after August 17, 2010.    The Company paid no interest and accrued $150,000 of interest on this note during the year ended December 31, 2010.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.

On August 18, 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

We do not have an audit, compensation or nominating committee, but our entire board of directors acts in such capacities.  Although our directors are not considered as “independent directors” pursuant to the provisions of Item 407(a) of Regulation S-K, we believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Swordfish Financial Independent Public Accountant’s Fees

The following table presents fees for professional services rendered by Virchow, Krause & Company, LLP, for the audit of the Company’s financial statements for the interim periods in 2009, and fees billed by Patrick Rodgers, CPA, LP and Virchow, Krause & Company, LLP for other services during those periods:

	2010	2009
Audit Fees	$18,500	$93,625
Audit Related Fees	$0	$0
Tax Fees	$0	$5,450
All Other Fees	$0	$0
Total	$18,500	$99,075

Audit Fees were for professional services for auditing and reviewing the Company’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit Related Fees for 2010 and 2009 were for professional services related to auditing and reviewing the Company’s financial statements, including advising Swordfish Financial as to complying with accounting policies and transactional planning.

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

Swordfish Financial, Inc.
Date: April 15, 2011	By: /s/ Michael Alexander
Michael Alexander, President
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Alexander
April 15, 2011
Michael Alexander
(President, Chief Executive Officer
and a Director)

/s/ Randy Moseley
April 15, 2011
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

Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Swordfish Financial, Inc.:

 I have audited the accompanying balance sheet of Swordfish Financial, Inc. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swordfish Financial, Inc.  as of  December  31, 2010 and 2009, and the results of its operations and cash flows for each of  the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the company has suffered recurring losses from operations and negative cash flows from operations the past three years.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, FL
April 14, 2011

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,796	$69,991
Accounts Receivable, net	8,500	67,717
Note Receivable – Related Party	3,500,000	3,500,000
Accrued Interest Receivable –Related Party	240,625	65,625
Other Receivables	0	75,875
Total Current Assets	3,763,921	3,779,208

Office equipment – net	849	0

TOTAL ASSETS	$3,764,770	$3,779,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Term Notes Payable - Current Portion	$601,421	$894,346
Notes Payable – Affiliate, net of discounts of $37,500 and $0	1,212,500	1,154,029
Judgments Payable	1,035,091	179,167
Current Portion of Deferred Retirement Benefits	148,522	51,306
Accounts Payable	820,182	1,115,528
Advances from shareholders	71,100	0
Accrued Sales and Warranty Reserve	0	200,000
Accrued Expenses	1,213,402	539,547
Total Current Liabilities	5,102,218	4,133,923

LONG-TERM LIABILITIES
Term Notes Payable, Net of Current Portion	0	242,999
Deferred Retirement Benefits, Net of Current Portion	290,260	387,476
Total Non-Current Liabilities	290,260	630,475
Total Liabilities	5,392,478	4,764,398

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share, 25,000,000 Shares Authorized, Issued and outstanding at December 31, 2010 and 2009 were 24,386,000 and 13,400,000, respectively	3,901,762	2,144,002
Additional Paid-In Capital	2,052,011	1,756,011
Accumulated Deficit	(7,581,481)	(4,885,203)
Total Stockholders’ Equity	(1,627,708)	(985,190)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,764,770	$3,779,208

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009

	2010	2009

SALES, NET	$0	$0

COST OF GOOD SOLD	0	0

GROSS PROFIT	0	0

OPERATING EXPENSES
General and Administrative	2,272,985	505,923
Total Operating Expenses	2,272,985	505,923
LOSS FROM OPERATIONS	(2,272,985)	(505,923)
OTHER INCOME (EXPENSE)
Interest Expense	(610,580)	(86,647)
Interest Income	175,000	65,625
Other Income (Expense)	12,287	12,750
Net Other Expenses	(423,293)	(8,272)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,696,278)	(514,195)
PROVISION FOR INCOME TAX EXPENSE	0	0

LOSS FROM CONTINUING OPERATIONS	(2,696,278)	(514,195)
DISCONTINUED OPERATIONS
Loss from operations of discontinued components	0	(1,432,098)
Income tax benefit	0	0
GAIN (LOSS) ON DISCONTINUED OPERATIONS	0	(1,432,098)

NET LOSS	$(2,696,278)	$(1,946,293)

Loss from Continuing Operations per Common Share
Basic	$(0.17)	$(0.08)
Diluted	$(0.17)	$(0.08)

Income (Loss) from Discontinued Operations per Common Share
Basic	$(0.00)	$(0.22)
Diluted	$(0.00)	$(0.22)

Net Loss per Common Share
Basic	$(0.17)	$(0.30)
Diluted	$(0.17)	$(0.30)

Weighted Average Common Shares
Basic	15,716,000	6,441,198
Diluted	15,716,000	6,441,198

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010 and 2009

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2008	2,312,583	$370,013	$-	$(370,013)	$-

Reverse merger reorganization
Adjustment				(2,568,897)	(2,568,897)
Shares issued in reverse merger	10,987,417	1,757,989	1,742,011		3,500,000

Shares issued for services	100,000	16,000	14,000	—	30,000

Net loss	—	—	—	(1,946,293)	(1,946,293)

Balance, December 31, 2009	13,400,000	$2,144,002	$1,756,011	$(4,885,203)	$(985,190)

Shares issued for cash	1,092,000	174,720	34,000		208,720

Shares issued for services	9,894,000	1,583,040	-		1,583,040

Warrants issued to creditors			12,000		12,000

Discount on convertible notes			250,000		250,000

Net loss	—	—	—	(2,696,278)	(2,696,278)
Balance, December 31, 2010	24,386,000	$3,901,762	$2,052,011	$(7,581,481)	$(1,627,708)

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Statements of Cash Flows
For Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,696,278)	$(1,946,293)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	95	0
Amortization of discount on convertible notes payable	212,500
Expense of discount on common stock sales	57,900	0
Stock based compensation	1,583,040	0
Stock issued for services	0	30,000
Warrants issued to creditors	12,000	0
Adjustment of note payable for previous warrant expenses	45,971	0
Changes in operating assets and liabilities
Accounts receivable	135,092	(143,592)
Accrued interest receivable	(175,000)	(65,625)
Accounts payable	(5,460)	1,115,528
Warranty reserve	(200,000)	200,000
Accrued expenses	703,969	679,973
Net Cash Flows Used by Operating Activities	(326,171)	(130,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(944)	0
Net Cash Flows from Investing Activities	(944)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	50,000	200,000
Proceeds from sale of common stock	208,720	0
Discount to par on common stock sales	(57,900)	0
Advances from shareholders	71,100	0
Net Cash Flows from Financing Activities	271,920	200,000

Net Change in Cash and Cash Equivalents	(55,195)	69,991
CASH AND CASH EQUIVALENTS - January 1, 2010 and 2009	69,991	0
CASH AND CASH EQUIVALENTS - December 31, 2010 and 2009	$14,796	$69,991

See accompanying notes to consolidated financial statements

SWORDFISH FINACIAL, INC. AND SUBSIDIARIES
(Formerly Nature Vision, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

On August 14, 2009, Nature Vision, Inc. entered into a Stock Acquisition/Reverse Merger Agreement with Swordfish Financial, Inc., a Texas corporation,  for 10,987,417 shares (representing approximately 80% of the outstanding shares) of its common stock in exchange for a $3,500,000 promissory note.  As of the date of this filing, no payments have been made on the note and accrued interest.  The Company expects payment of the note and accrued interest to be made by the shareholders of the Texas corporation.  Nature Vision’s board of directors resigned in favor of replacements, nominated by Swordfish, a Texas corporation, who also became the officers of the Company.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable, in excess of the provided allowance, are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have not been reduced by an allowance for uncollectible accounts at December 31, 2010 and 2009, respectively.

            NOTE RECEIVABLE -RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., the Texas corporation  (which was controlled by the Company’s Chairman of the Board, President, Chief Executive Officer and majority shareholder)  pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note. The Company expects payment of the note and accrued interest to be made by the shareholders of the Texas corporation.  The note bears interest at the rate of 5% per annum the note and the related accrued interest at December 31, 2010 and 2009 was $240,625 and $65,625, respectively.  As of the date of this filing, no payments have been made on the note and accrued interest.  The Company expects payment of the note and accrued interest from the Shareholders of the Texas corporation.

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

The Company had no goodwill as of December 31, 2010.

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

SALES AND WARRANTY RESERVE

At December 31, 2009, the Company had a sales and warranty reserve of $200,000 for sales returns and warranty costs related to the former Nature Vision operations.   In 2010 after the Nature Visions operations had been discontinued in the last half of 2009 and no sales return or warranty claims had been received by the Company, the $200,000 warranty reserve, previously established, was reduced to zero.

RESEARCH AND DEVELOPMENT

The Company expenses as general and administrative expense all costs related to product research and development as incurred. Research and development expense relating to continuing consulting agreements was $384,984 and $160,400 for the years ended December 31, 2010 and 2009, respectively.

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

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the years ended December 31, 2010 and 2009.

The Company did not issue any stock options during the year ended December 31, 2010.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the years ended December 31, 2010 and 2009, respectively.   There were no anti-dilutive options and warrants at December 31, 2010.

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

The federal and state tax returns are open to examination for the years 2005-2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial position and results of operations if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to Intangibles - Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial position and results of operations.

In July 2010, the FASB issued ASU No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)." ASU No. 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The guidance is generally effective for reporting periods ending after December 15, 2010. The adoption of ASU No. 2010-20 did not have a significant impact on the Company's consolidated financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition- Milestone Method (Topic 605)," which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  This ASU is effective in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We do not expect the adoption of ASU No. 2010-17 to have a significant impact on the Company's consolidated financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718)," which provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the adoption of ASU No. 2010-13 to have a significant impact on the Company's consolidated financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Disclosure Requirements."  The objective of this ASU was to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This ASU is to be applied immediately upon issuance.  The Company adopted this ASU in the first quarter of 2010 and the adoption of this ASU did not have an effect on the Company's consolidated financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  This ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements.  In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements, which are effective for reporting periods beginning after December 15, 2010. The Company adopted the new guidance in the first quarter of 2010, except for the disclosures related to purchases, sales, issuance and settlements, which will be effective for the Company beginning in the first quarter of 2011. Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company's consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13 on FASB ASC 605, Revenue Recognition-Multiple Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force.” The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables are often provided at different points in time or over different time periods. This ASU provides amendments to the criteria in FASB Accounting Standards Codification (ASC”) 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this ASU also will replace the term fair value” in the revenue allocation guidance with selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010. The implementation is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 2 –   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $2,696,278 in 2010 and $1,946,293 in 2009 and had an accumulated deficit of $7,581,481 as of December 31, 2010.  We have managed our liquidity during the fourth quarter of 2010 and first part of first quarter of 2011 through cost reduction initiatives and the proceeds from the sale of common stock and advances from shareholders.  The Company is in default on notes payable and outstanding judgments totaling $1,851,421 and $1,035,091, respectively, and expects to repay the notes payable, judgments and accrued interest plus all of its other liabilities from the proceeds derived from the first asset recovery it completes.

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

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2011 without completing one of its recovery projects, raising additional debt or equity capital.  See Notes 6 and 12, for a discussion of capital acquired by the Company.  There can be no assurance that this financing arrangement will alleviate the Company’s 12 month working capital needs unless it is funded or the Company can complete a recovery project.

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

NOTE 4 – NOTES PAYABLE - Affiliate

Former Member of Board of Directors

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors (who resigned on August 17, 2009) in order to meet its short-term cash flow requirement. This demand promissory note was unsecured and had an interest rate of 15%. Interest was payable on the first day of each month, commencing on December 1, 2007.

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors (who resigned on August 17, 2009) on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month.  The Company incurred approximately $150,000 and $139,000 of interest for the years ended December 31, 2010 and 2009, respectively.  The entire principal and interest is payable upon demand anytime after August 17, 2010.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share. The Company incurred approximately $30,000 and $11,250 of interest for the years ended December 31, 2010 and 2009, respectively.

In August 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company incurred approximately $2,759 of interest for the year ended December 31, 2010.

As the result of the $200,000 and $50,000 promissory notes being convertible into the Company’s common stock they were evaluated under ASC470-20 and considered in the money on their dates of issuance resulting in an embedded beneficial conversion feature.  The conversion price of $.10 per share compared to the market price of $.40 computed to a $.30 per share intrinsic value related to each note which the Company recorded as discount of $200,000 on the $200,000 promissory note and $50,000 on the $50,000 note, as the discounts were capped at the note value.  For the year ended December 31, 2010, the Company amortized as interest expense $200,000 the entire discount recorded on the $200,000 promissory note as payment can be demanded at anytime.   For the year ended December 31, 2010, the Company amortized as interest expense $12,500 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at December 31, 2010 and 2009:
	December 31, 2010	December 31, 2009
Unsecured Promissory Note – Cass Creek – monthly installments of approximately $11,000 from September 2008 through March 2010, then annual installments ranging from $108,000 to $124,000 beginning September 2010 through September 2012, all payments include interest at 8% , guaranteed by the CEO of the Company. (1)	$0	$469,257

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	450,000	450,000

Unsecured Note Payable – Fish Hawk - annual installments of $33,333 plus interest at 8% from July 2008 through July 2010. (2)	0	66,667

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555
Totals	601,421	1,137,345
Less: Current portion	601,421	894,346
Term Notes Payable - Long term portion	$0	$242,999

Accrued interest payable on the term notes payable was $411,522 and $41,488 at December 31, 2010 and 2009, respectively.

(1)	The holders of this note received a judgment in 2010 for $509,599.63 plus interest at 9% per annum and the liability has been reclassified to Note 6 as a judgment liability.

(2)	The holders of this note received a judgment in 2010 for $74,175 plus interest at 9% per annum and the liability has been reclassified to Note 6 as a judgment liability.

The Company is in default on all of the notes payable and expects to repay all the notes payables from the proceeds it receives on the first asset recovery it makes.

NOTE 6 – JUDGMENTS PAYABLE

Judgments Payable consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Judgment awarded to Esox Designs, Inc. for $179,166.63 granted by Ninth Judicial District Court, Crow Wing County, State of Minnesota on October 28, 2009. $26,629 was paid on the judgment in 2010.	$152,538	$179,167

Jabez Development, LLC sued the Company for non-payment of a note. On October 11, 2010, the Fourth Judicial District Court of Hennepin County, State of Minnesota confirmed an American Arbitration Award and granted Jabez Development, LLC a judgment in the amount of $509,600 and continuing accrued interest at the rate of 9%.	517,556	0

Altus Brands II, LLC sued the Company for non-payment of a note. On October 21, 2010, the United States District Court, District of Minnesota granted Altus Brands II, LLC a judgment in the amount of $289,886.88.	289,887	0

Fishhawk sued the Company for non-payment of a note. On January 28, 2010, Circuit Court of McHenry County, Illinois warded a judgment in the amount of $74,175 plus interest at the rate of 9%.	75,110	0

Total Judgments Payable	$1,035,091	$179,167

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Accrued consulting fees	$574,955	$139,246

Accrued commissions	71,033	71,033

Accrued interest expense	411,522	173,376

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$1,213,402	$539,547

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $.16 per share.  At December 31, 2010, there were 24,386,000 shares of common stock issued and outstanding.  Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

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

During the fourth quarter of 2010, the Company sold 1,092,000 shares of its common stock in private placements for $150,820.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Warrants

In 2010, the Company issued 50,000 warrants to a creditor exercisable at $0.50 per shares.  The creditor has until March 1, 2011 to exercise the warrants.  The Company valued the warrants at $12,000 based on the Black Scholes method using the assumptions of; exercise price of $0.50 per share; value on date of measurement of $0.25 per share; one year term; computed volatility of 450%; annual dividend of 0; and discount rate of .64%.

NOTE 9 -  INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the years ended December 31:

	2010	2009

Current	$-	$-
Deferred	-	-
Total Provision for (Benefit from) Income Taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows:

	2010	2009

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31:

	2010	2009
Deferred Tax Assets
Net operating loss carryforwards	$1,353,000	$514,000
Deferred compensation	0	0
Other allowances	0	0
Total	1,353,000	514,000
Less valuation allowances	(1,353,000)	(514,000)
Deferred Tax Asset	$0	$0

Deferred Tax Liabilities
Depreciation & amortization	$0	$0

Net long-term deferred tax asset	$0	$0

The change in the valuation allowance was $839,000 and $514,000 for the years ended December 31, 2010 and 2009, respectively.  There was an 80% change in ownership control in 2009 making it highly unlikely that subject to limitations set forth in Internal Revenue Code 382, the Company will be able to carry forward any benefits of the deferred tax assets created before the change in ownership.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the Swordfish Financial change in ownership, which amounted to $839,000 and $514,000 for the years ended December 31, 2010 and 2009, respectively.

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

The Company has federal and state net operating losses of approximately $1,353,000 available at December 31, 2010 which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

NOTE 10 - DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs were recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $438,782 at December 31, 2010 and 2009.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company has no employment agreements as of December 31, 2010.

Lease Commitment

The Company’s lease for the Nature Vision space in Brainerd, Minnesota was terminated on December 31, 2009 by agreement with the landlord.

            Other Commitments

The Company has a research and development consulting agreement with an outside entity that exist from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $14,583 for research and development services and $8,333 for product support services.  At December 31, 2010 the amount remaining to be paid on the agreement was $175,000.  The Company recognized $274,992 of expense relating to this agreement for the year ended December 31, 2010, which is included in administrative expense.

The Company has a research and development consulting agreement with an outside entity that exists from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $5,000 for research and development services and $4,166 for product support services.  At December 31, 2010 the amount remaining to be paid on the agreement was $60,000.  The Company recognized $109,992 of expense relating to this agreement for the year ended December 31, 2010, which is included in administrative expense.

Legal Proceedings

            Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded above in Note 6 – Judgments Payable.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.

In August 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.

NOTE 13 – CONCENTRATIONS AND OTHER RISKS

The Company had no major customers or suppliers as of December 31, 2010 and 2009 as the operations of the former company, Nature Vision, were discontinued as the result of the M&I Business Credit LLC foreclosure and sell-off of the Company’s assets in 2009.    The Company is now concentrating on the recovery of assets assigned to the Company, which when recovered will be use to retire the Company’s debits and  invest in other operations deemed appropriate by the management.

NOTE 14 - DISCONTINUED OPERATIONS

Nature Vision Operations

The Company did not meet the minimum net worth covenants as of June 30, 2009, which put the Company in default on its line of credit with the bank and on August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc., the Texas corporation, stock purchase agreement, the Company was forced to entered into a Voluntary Surrender Agreement with M&I Business Credit LLC (the ‘Creditor”), who as of August 14, 2009 was owed approximately $1,800,000 by the Company relating to a Credit and Security Agreement dated November 8, 2007.   M&I Business Credit LLC took total possession of Nature Vision’s Premises, its operations and all of the Nature Vision assets to collect approximately $1,800,000 owed by the Company at that time.  After M&I Business Credit LLC liquidated virtually all of the Company’s assets at significant discounts to book value, the Company was left with minimal assets and no product lines to market and continue the Nature Vision outdoor recreations products operations.

The following is a condensed statement of the Nature Vision discontinued hunting and fishing operations for the period from the merger date through December 31, 2009:

Sales, Net	$994,454
Cost of goods sold	1,870,308
Gross profit	(875,854)
Operating Expenses
Sales and marketing	162,420
Research and development and engineering	260,897
Intangible impairment and loss on assets liquidated by bank foreclosure	132,927
Total Operating Expenses	556,244
Loss from Discontinued Operations	$(1,432,098)

NOTE 15 - SUPPLEMENTAL CASH FLOWS

	2010	2009
Supplemental Cash Flow Disclosures
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

Noncash investing and financing activities
Fair value of common stock issued in exchange for note receivable	$0	$3,500,000

NOTE 16 - RETIREMENT PLAN

The Company had a 401(K) Employee Retirement Plan that was terminated in 2009. The Company made no contributions made to the Plan for the year ended December 31, 2010.