Form 10-Q
period 2011-03-31
SWORDFISH FINANCIAL, INC.
filed 2011-05-18
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.16 per share, outstanding as of May 1, 2011, was 24,306,334.   The registrant has no other classes of securities outstanding.

SWORDFISH FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	Unaudited
	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$32,171	$14,796
Accounts Receivable, net	0	8,500
Note Receivable – Related Party	3,500,000	3,500,000
Accrued Interest Receivable – Related Party	284,375	240,625
Total Current Assets	3,816,546	3,763,921

PROPERTY AND EQUIPMENT, NET	799	849

TOTAL ASSETS	$3,817,345	$3,764,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current Portion of Long-Term Debt	$601,421	$601,421
Note Payable – Affiliates, net of discounts of $29,166 and $37,500	1,220,834	1,212,500
Judgments Payable	1,045,577	1,035,091
Current Portion of Deferred Retirement Benefits	172,826	148,522
Accounts Payable	820,182	820,182
Advances from shareholders	0	71,100
Accrued Expenses	1,387,341	1,213,402
Total Current Liabilities	5,248,181	5,102,218

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	0	0
Deferred Retirement Benefits, Net of Current Portion	265,956	290,260
Total Non-Current Liabilities	265,956	290,260

Total Liabilities	5,514,137	5,392,478

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at March 31, 2011 and December 31, 2010 were 24,306,334 and 24,386,000, respectively	3,889,015	3,901,762
Additional Paid-In Capital	2,482,878	2,052,011
Accumulated Deficit	(8,068,685)	(7,581,481)
Total Stockholders’ Equity	(1,696,792)	(1,627,708)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,817,345	$3,764,770

See accompanying notes to condensed consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2011 and 2010

	2011	2010

OPERATING EXPENSES
General and Administrative	$400,921	$249,341

Total Operating Expenses	400,921	249,341

LOSS FROM OPERATIONS	(400,921)	(249,341)

OTHER INCOME (EXPENSE)
Interest expense	(130,033)	(75,817)
Interest income	43,750	43,750
Other income	0	1,525

Net Other Expenses	(86,283)	(30,542)

LOSS FROM OPERATIONS BEFORE TAXES	(487,204)	(279,883)

PROVISION FOR INCOME TAX BENEFIT	0	0

NET LOSS	$(487,204)	$(279,883)

Loss from operations per common share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Net loss per common share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average common shares
Basic	24,359,445	13,578,667
Diluted	24,359,445	13,578,667

See accompanying notes to condensed consolidated financial statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2011 and 2010

	2011	2010

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net loss	$(487,204)	$(279,883)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation expense	50	0
Stock based compensation	160,000	85,760
Amortization of debt discount	8,334	0
Changes in operating assets and liabilities
Accounts receivable	8,500	62,192
Accrued interest receivable – related party	(43,750)	(43,750)
Accounts payable	0	(5,460)
Judgments payable	10,486	0
Accrued expenses	173,939	172,062

Net Cash Flows from (Used In) Operating Activities	(169,645)	(9,079)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	0	(944)

Net Cash Flows from (used in) Investing Activities	0	(944)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Advances from shareholders	(71,100)	0
Sale of common stock	258,120	0

Net Cash Flows from (used in) Financing Activities	187,020	0

Net Change in Cash and Cash Equivalents	17,375	(10,023)

CASH AND CASH EQUIVALENTS - January 1, 2011 and 2010	14,796	69,991

CASH AND CASH EQUIVALENTS - March 31, 2011 and 2010	$32,171	$59,968

See accompanying notes to condensed consolidated financial statements.

SWORDFISH FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $487,204 and $279,883, respectively, for the three months ended March 31, 2011 and 2010 and had an accumulated deficit of $8,068,685 as of March 31, 2011.  We have managed our liquidity during the first part of 2011 through the sale of common stock.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2011 without realizing one of its recovery projects, raising additional capital or issuing debt instruments.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs.

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated balance sheet at March 31, 2011 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. The unaudited interim condensed consolidated balance sheet and condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.

The results of the Company’s operations for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable, in excess of the provided allowance, are determined to be uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts when deemed necessary.  The Company did not deem it necessary to provide an allowance at March 31, 2011 and December 31, 2010, respectively.

            NOTE RECEIVABLE -RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., the Texas corporation  (which is controlled by the Company’s Chairman of the Board, President, Chief Executive Officer and majority shareholder)  pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The Company expects for the note and accrued interest to be paid by the shareholders of the Texas corporation.  The note bears interest at the rate of 5% per annum the note and the related accrued interest at March 31, 2011 was $284,375.  The Company expects to collect the balance of the note and accrued interest from the stockholders of the Texas corporation.

IMPAIRMENT OF LONG-LIVED ASSETS

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC Topic 360, “ Property, Plant and Equipment.”  An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

RESEARCH AND DEVELOPMENT

The Company expenses as general and administrative expense all costs related to product research and development as incurred. Research and development expense relating to continuing consulting agreements was $96,246 for the three months ended March 31, 2011 and 2010, respectively.

STOCK-BASED COMPENSATION

In accordance with ASC Topic 718, “Compensation – Stock Compensation,” cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of ASC Topic 718, “Compensation – Stock Compensation,” such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the three months ended March 31, 2011.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the quarter ended March 31, 2011 and 2010.

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

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the financial statements as appropriate.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders equity.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2004. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:
	March 31, 2011	December 31, 2010

Office furniture and equipment	$944	$944
Less: Accumulated depreciation	(145)	(95)

Net	$799	$849

Depreciation expense of $50 and $-0- was recorded for the three months ended March 31, 2011 and 2010, respectively.

NOTE 3 – NOTE PAYABLE – RELATED PARTY

Former Member of Board of Directors

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors (who resigned on August 17, 2009) in order to meet its short-term cash flow requirement. This demand promissory note was unsecured and had an interest rate of 15%. Interest was payable on the first day of each month, commencing on December 1, 2007.

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors (who resigned on August 17, 2009) on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month.  The Company incurred  $37,500 of interest for the three months ended March 31, 2011 and   2010, respectively.  The entire principal and interest is payable upon demand anytime after August 17, 2010.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share. The Company incurred  $7,500 of interest for the three months ended March 31, 2011 and 2010, respectively.

In August 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company incurred  $1,875 2,759 of interest for the three months ended March 31, 2011.

As the result of the $200,000 and $50,000 promissory notes being convertible into the Company’s common stock they were evaluated under ASC470-20 and considered in the money on their dates of issuance resulting in an embedded beneficial conversion feature.  The conversion price of $.10 per share compared to the market price of $.40 computed to a $.30 per share intrinsic value related to each note which the Company recorded as discount of $200,000 on the $200,000 promissory note and $50,000 on the $50,000 note, as the discounts were capped at the note value.  For the year ended December 31, 2010, the Company amortized as interest expense $200,000 the entire discount recorded on the $200,000 promissory note as payment can be demanded at anytime.   For the year ended December 31, 2010, the Company amortized as interest expense $12,500 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.  For the three months ended March  31, 2011, the Company amortized as interest expense $8,334 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.

NOTE 4 – TERM NOTES PAYABLE

Term notes payable consisted of the following at March 31, 2011 and December 31, 2010:
	March 31, 2011	December 31, 2010

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	$450,000	$450,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals Term Notes Payable	$601,421	$601,421

Accrued interest payable on the term notes payable was $489,214 and $411,522 at March 31, 2011 and December 31, 2010, respectively.

The Company is in default on all of the notes payable and expects to repay all the notes payables from the proceeds it receives on the first asset recovery it makes.

NOTE 5 – JUDGMENTS PAYABLE

Judgments Payable consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Judgment awarded to Esox Designs, Inc. for $179,166.63 granted by Ninth Judicial District Court, Crow Wing County, State of Minnesota on October 28, 2009. $26,629 was paid on the judgment in 2010.	$152,538	$152,538

Jabez Development, LLC sued the Company for non-payment of a note. On October 11, 2010, the Fourth Judicial District Court of Hennepin County, State of Minnesot a confirmed an American Arbitration Award and granted Jabez Development, LLC a judgment in the amount of $509,600 and continuing accrued interest at the rate of 9%.	526,396	517,556

Altus Brands II, LLC sued the Company for non-payment of a note. On October 21, 2010, the United States District Court, District of Minnesota granted Altus Brands II, LLC a judgment in the amount of $289,886.88.	289,887	289,887

Fishhawk sued the Company for non-payment of a note. On January 28, 2010, Circuit Court of McHenry County, Illinois warded a judgment in the amount of $74,175 plus interest at the rate of 9%.	76,756	75,110

Total Judgments Payable	$1,045,577	$1,035,091

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Accrued consulting fees	$671,202	$574,955

Accrued commissions	71,033	71,033

Accrued interest expense	489,214	411,522

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$1,387,341	$1,213,402

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $.16 per share.  At March 31, 2011, there were 24,306,344 shares of common stock issued and outstanding.   Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

During the three months ended March 31, 2010, the Company issued 1,420,334 shares of its restricted common stock in private placements for a total of $258,120.

During the three months ended March 31, 2011, a total of 50,000 warrants were exercised at $0.50 per share for a total of $25,000.

During the three months ended March 31, 2011, the Company issued 1,000,000 share of its restricted common stock for consulting services and valued the shares at $160,000.

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

During the fourth quarter of 2010, the Company sold 1,092,000 shares of its common stock in private placements for $151,500.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Warrants

In 2010, the Company issued 50,000 warrants to a creditor exercisable at $0.50 per shares.  The creditor exercised the warrants in March 1, 2011.  The Company valued the warrants in 2010 at $12,000 based on the Black Scholes method using the assumptions of; exercise price of $0.50 per share; value on date of measurement of $0.25 per share; one year term; computed volatility of 450%; annual dividend of 0; and discount rate of .64%.

NOTE 8 -  INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the three months ended  March 31:

	2011	2010

Current	$-	$-
Deferred	-	-
Total Provision for (Benefit from) Income Taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31 to the Company’s effective rate is as follows:
	2011	2010

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts:

	3/31/2011	12/31/2010
Deferred Tax Assets
Net operating loss carryforwards	$1,618,000	$1,296,000
Deferred compensation	0	0
Other allowances	0	0
Total	1,618,000	1,296,000
Less valuation allowances	(1,618,000)	1,296,000)
Deferred Tax Asset	$0	$0

Deferred Tax Liabilities
Depreciation & amortization	$0	$0

Net long-term deferred tax asset	$0	$0

The change in the valuation allowance was $322,000 for the three months ended March 31, 2011.  There was an 80% change in ownership control in 2009 making it highly unlikely that subject to limitations set forth in Internal Revenue Code 382, the Company will be able to carry forward any benefits of the deferred tax assets created before the change in ownership.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the Swordfish Financial change in ownership, which amounted to $1,618,000 at March 31, 2011.

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

The Company has federal and state net operating losses of approximately $1618,000 available at March 31, 2011 which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

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

The Company’s Chairman of the Board, President and Chief Executive Officer became the beneficial owner of 7,700,000 shares of the 10,987,417 shares of the Company's common stock from the share distribution in the stock purchase/merger transaction.

Former Officer and Director Loans to Company

In October 2008, the Company borrowed $700,000 from Jeffrey P. Zernov, its former Chief Executive Officer (Mr. Zernov resigned on August 17, 2009), in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000 in January 2009 (the maturity date was extended to August 17, 2010 by agreement).  The Company accrued $16,875 of interest on this loan during the three months ended March 31, 2011.

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to Richard P. Kiphart, a member of its Board of Directors (Mr. Kiphart resigned on August 17, 2009), in October 2007.  The amended $1,000,000 demand note is held by the same former member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (the maturity date was extended to August 17, 2010 by agreement).  Interest is payable on the first day of each month, commencing on August 1, 2008.  The Company accrued $37,500 of interest on this loan during the three months ended March 31, 2011.   The entire principal and interest is payable upon demand anytime after August 17, 2010.

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

 NOTE 10 - COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company has a research and development consulting agreement with an outside entity that exist from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $14,583 for research and development services and $8,333 for product support services.  At March 31, 2011 the amount remaining to be paid on the agreement was $106,252.  The Company recognized $68,748 of expense relating to this agreement for the three months ended March 31, 2011, which is included in administrative expense.

The Company has a research and development consulting agreement with an outside entity that exists from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $5,000 for research and development services and $4,166 for product support services.  At December 31, 2010 the amount remaining to be paid on the agreement was $32,502.  The Company recognized $27,498 of expense relating to this agreement for the three months ended March 31, 2011, which is included in administrative expense.

Legal Proceedings

            Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded above in Note 5 – Judgments Payable.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 7 - SUPPLEMENTAL CASH FLOWS
	2011	2010
Supplemental Cash Flow Disclosures
Cash paid for interest	$0	$0
Cash paid for income taxes	0	0

NOTE 8 – SUBSEQUENT EVENTS

On April 15, 2011, the Company filed Form Pre 14A , for the purpose of:  To consider and act upon a proposal to approve an Amended and Restated Articles of Incorporation of the Company, pursuant to which, upon filing with the Secretary of State of Minnesota, the Company will effect (i) an increase in the authorized number of shares of the common stock of the Company from 25,000,000 to 1,000,000,000, (ii) the authorization of the issuance of up to 50,000,000 shares of blank check preferred stock, (iii) a decrease in the par value of the Company’s common stock, from $0.16 to $0.0001, and (iv) a ten-to-one forward split of the Company’s common stock.

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

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.  As discussed in Note 1 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Overview

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”) was incorporated as a Minnesota corporation in 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. On August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change its name to Swordfish Financial, Inc.  The shares of the Company trade on the OTCQB Market under the symbol, “SWRF.”

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

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2011 without completing a recovery project, raising additional debt or equity capital.  There can be no assurance that the Company will complete a recovery project, raise additional debt or equity capital.

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

Operating Expenses

Total operating expenses were $400,921for the three months ended March 31, 2010 compared to $249,341 for the three months ended March 31, 2010.  The primary expenses for the three months ended March 31, 2011 were consulting fees of $96,246 on carryover product design agreements, management fees of $45,000, recovery project expenses of $57,509 and stock based expense of $160,000.       The primary expenses for the three months ended March 31, 2010 were consulting fees of $103,246 on carryover product design agreements, management fees of $35,000 and stock based expense of $85,760.

Other Income and Expenses

Other expense are primarily composed of interest expense accrued on the Company’s outstanding notes payable.  Interest income is accrued interest on the note receivable – affiliates.

Loss from Operations

The Company recognized a loss from operations of $487,204 for the three months ended March 31, 2011, compared to a loss from operations of $279,883 for the three months ended March 31, 2010.  The increase in the loss from operations is primarily related to the recovery project expenses of $57,509 and the increase of $74,240 in stock based expense.

Net Loss

The Company recognized a net loss of $487,204for the three months ended March 31, 2011 compared to a net loss of $279,883 for the three months ended March 31, 2010.  The increase in the net loss is primarily related to the recovery project expenses of $57,509 and the increase of $74,240 in stock based expense.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended March 31:

(thousands)	2011	2010
Cash provided by (used for):
Operating activities	$(169,645)	$(9,079)
Investing activities	0	(944)
Financing activities	187.020	0
Increase (decrease) in cash and cash equivalents	$17,375	$(10,023)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $487,204 and $279,883 respectively, for the three months ended March 31, 2011 and 2010 and had an accumulated deficit of $8,068,685 as of March 31, 2011.  We have managed our liquidity during the first quarter of 20110 through the sale of common stock.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2011 without realizing one of its recovery projects, raising additional capital or issuing debt instruments.

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

The Company believes that the effect of inflation has not been material during the three months ended March 31, 2011.

Off-Balance Sheet Financing Arrangements

As of March 31, 2011, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010 in  Management’s Discussion and Analysis of Financial Condition and Results of Operations  under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2011.

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

          In March 2011, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

          The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2)
inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation  of our financial  statements as of March 31, 20110 who communicated the matters to our management and board of directors.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded above in
Note 5 – Judgments Payable.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

Item 1A.  Risk Factors

Not required by small reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company issued 1,420,334 shares of its restricted common stock in private placements for a total of $258,120.

During the three months ended March 31, 2011, a total of 50,000 warrants were exercised at $0.50 per share for a total of $25,000.

During the three months ended March 31, 2011, the Company issued 1,000,000 share of its restricted common stock for consulting services and valued the shares at $160,000.

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

SWORDFISH FINANCIAL, INC.

Date: May 18, 2011	By:	/s/ Michael Alexander
Its: Chief Executive Officer and President

Date: May 18, 2011	By:	/s/ Randy Moseley
Its: Chief Financial Officer