Form 10-Q
period 2011-06-30
SWORDFISH FINANCIAL, INC.
filed 2011-08-15
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of August 1, 2011, was 276,063,340.   The registrant has no other classes of securities outstanding.

SWORDFISH FINANCIAL, INC.

INDEX

PART I		FINANCIAL INFORMATION	Page Number

	Item 1:	Condensed Financial Statements

		Condensed Consolidated Balance Sheets – June 30, 2011 (Unaudited) and December 31, 2010	1

		Condensed Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)	2

		Condensed Consolidated Statements of Cash Flows - Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)	3

		Notes to Condensed Consolidated Financial Statements (Unaudited)	4

	Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4T:	Controls and Procedures	183

PART II		OTHER INFORMATION

	Item 1A:	Legal Proceedings	19
	Item 1A:	Risk Factors	19
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19
	Item 3:	Defaults Upon Senior Securities	19
	Item 4:	Submission of Matters to a Vote of Security Holders	19
	Item 5:	Other Information	19

	Item 6:	Exhibits	20

		Signatures	20

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	Unaudited
	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$14,273	$14,796
Accounts Receivable, net	0	8,500
Note Receivable – Related Party	3,500,000	3,500,000
Accrued Interest Receivable – Related Party	328,125	240,625
Total Current Assets	3,842,398	3,763,921

PROPERTY AND EQUIPMENT, NET	749	849

TOTAL ASSETS	$3,843,147	$3,764,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current Portion of Long-Term Debt	$601,421	$601,421
Note Payable – Affiliates, net of discounts of $20,832 and $37,500	1,229,168	1,212,500
Judgments Payable	1,056,064	1,035,091
Current Portion of Deferred Retirement Benefits	197,130	148,522
Accounts Payable	820,182	820,182
Advances from shareholders	25,000	71,100
Accrued Expenses	1,539,843	1,213,402
Total Current Liabilities	5,468,808	5,102,218

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	0	0
Deferred Retirement Benefits, Net of Current Portion	241,652	290,260
Total Non-Current Liabilities	241,652	290,260

Total Liabilities	5,710,460	5,392,478

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.16 Par Value per Share 25,000,000 Shares Authorized Common Shares Issued and Outstanding at March 31, 2011 and December 31, 2010 were 276,063,340 and 24,386,000, respectively	27,606	3,901,762
Additional Paid-In Capital	6,409,287	2,052,011
Accumulated Deficit	(8,304,206)	(7,581,481)
Total Stockholders’ Equity	(1,867,313)	(1,627,708)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,843,147	$3,764,770

See accompanying notes to condensed consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Three Months and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

OPERATING EXPENSES:
General and
administrative	$208,639	$154,780	$609,560	$404,121
Total Operating Expenses	208,639	154,780	609,560	404,121

LOSS FROM OPERATIONS	(208,639)	(154,780)	(609,560)	(404,121)

OTHER INCOME:
Interest expense	(75,076)	(78,818)	(205,109)	(151,635)
Interest income	43,750	43,750	87,500	87,500
Other income	4,445	0	4,445	1,525

NET (LOSS)	$(235,520)	$(189,848)	$(722,724)	$(466,731)

Net loss per share:
Basic and diluted net
Income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding:
Basic and diluted	248,828,893	135,786,670	248,828,893	135,786,670

See accompanying notes to condensed consolidated financial statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2011 and 2010

	2011	2010

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net loss	$(722,725)	$(466,731)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation expense	100	0
Stock based compensation	210,000	85,760
Amortization of debt discount	16,668	0
Changes in operating assets and liabilities
Accounts receivable	8,500	67,717
Accrued interest receivable – related party	(87,500)	(87,500)
Accounts payable	0	(5,460)
Judgments payable	20,973	0
Accrued expenses	326,441	344,127

Net Cash Flows from (Used In) Operating Activities	(227,543)	(62,087)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	0	(944)

Net Cash Flows from (used in) Investing Activities	0	(944)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Advances from shareholders	(46,100)	0
Sale of common stock	273,120	0

Net Cash Flows from (used in) Financing Activities	227,020	0

Net Change in Cash and Cash Equivalents	(523)	(63,031)

CASH AND CASH EQUIVALENTS - January 1, 2011 and 2010	14,796	69,991

CASH AND CASH EQUIVALENTS – June 30, 2011 and 2010	$14,273	$6,960

See accompanying notes to condensed consolidated financial statements.

SWORDFISH FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2011

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

On August 14, 2009, Nature Vision, Inc. entered into a Stock Acquisition/Reverse Merger Agreement with Swordfish Financial, Inc., a Texas corporation,  for 10,987,417 shares (representing approximately 80% of the outstanding shares) of its common stock in exchange for a $3,500,000 promissory note.  As of the date of this filing, no payments have been made on the note and accrued interest.  The Company expects payment of the note and accrued interest to be made by the shareholders of the Texas corporation as recoveries are made.  Nature Vision’s board of directors resigned in favor of replacements, nominated by Swordfish, a Texas corporation, who also became the officers of the Company.

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $722,724 and $466,731, respectively, for the six  months ended June 30, 2011 and 2010 and had an accumulated deficit of $8,304,206 as of June 30, 2011.  We have managed our liquidity during the first half of 2011 through the sale of common stock and advances from shareholders.

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

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated balance sheet at June 30, 2011 and the condensed consolidated statements of operations and cash flows for the three months and six months ended June 30, 2011 and 2010 are unaudited. The unaudited interim condensed consolidated balance sheet and condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months and six months ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.

The results of the Company’s operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable, in excess of the provided allowance, are determined to be uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts when deemed necessary.  The Company did not deem it necessary to provide an allowance at June 30, 2011 and December 31, 2010, respectively.

            NOTE RECEIVABLE -RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., the Texas corporation  (which is controlled by the Company’s Chairman of the Board, President, Chief Executive Officer and majority shareholder)  pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The Company expects for the note and accrued interest to be paid by the shareholders of the Texas corporation.  The note bears interest at the rate of 5% per annum the note and the related accrued interest at June 30, 2011 was $328,125.  The Company expects to collect the balance of the note and accrued interest from the Texas corporation as recoveries are made.

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

RESEARCH AND DEVELOPMENT

The Company expenses as general and administrative expense all costs related to product research and development as incurred. Research and development expense relating to continuing consulting agreements was $192,492 for the six months ended June 30, 2011 and 2010, respectively.

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

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the quarter ended June 30, 2011 and 2010.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:
	June 30, 2011	December 31, 2010

Office furniture and equipment	$944	$944
Less: Accumulated depreciation	(195)	(95)

Net	$749	$849

Depreciation expense of $100 and $-0- was recorded for the six months ended June 30, 2011 and 2010, respectively.

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

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share. The Company incurred $15,000 of interest for the three months ended June 30, 2011 and 2010, respectively.

In August 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company incurred $3,750 of interest for the six months ended June 30, 2011.

As the result of the $200,000 and $50,000 promissory notes being convertible into the Company’s common stock they were evaluated under ASC470-20 and considered in the money on their dates of issuance resulting in an embedded beneficial conversion feature.  The conversion price of $.10 per share compared to the market price of $.40 computed to a $.30 per share intrinsic value related to each note which the Company recorded as discount of $200,000 on the $200,000 promissory note and $50,000 on the $50,000 note, as the discounts were capped at the note value.  For the year ended December 31, 2010, the Company amortized as interest expense $200,000 the entire discount recorded on the $200,000 promissory note as payment can be demanded at anytime.   For the year ended December 31, 2010, the Company amortized as interest expense $12,500 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.  For the six months ended June 30, 2011, the Company amortized as interest expense $16,668 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.

NOTE 4 – TERM NOTES PAYABLE

Term notes payable consisted of the following at June 30, 2011 and December 31, 2010:
	June 30, 2011	December 31, 2010

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	$450,000	$450,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals Term Notes Payable	$601,421	$601,421

Accrued interest payable on the term notes payable was $545,470 and $411,522 at March 31, 2011 and December 31, 2010, respectively.

The Company is in default on all of the notes payable and expects to repay all the notes payables from the proceeds it receives on the first asset recovery it makes.

NOTE 5 – JUDGMENTS PAYABLE

Judgments Payable consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Judgment awarded to Esox Designs, Inc. for $179,166.63 granted by Ninth Judicial District Court, Crow Wing County, State of Minnesota on October 28, 2009. $26,629 was paid on the judgment in 2010.	$152,538	$152,538

Jabez Development, LLC sued the Company for non-payment of a note. On October 11, 2010, the Fourth Judicial District Court of Hennepin County, State of Minnesota confirmed an American Arbitration Award and granted Jabez Development, LLC a judgment in the amount of $509,600 and continuing accrued interest at the rate of 9%.	535,237	517,556

Altus Brands II, LLC sued the Company for non-payment of a note. On October 21, 2010, the United States District Court, District of Minnesota granted Altus Brands II, LLC a judgment in the amount of $289,886.88.	289,887	289,887

Fishhawk sued the Company for non-payment of a note. On January 28, 2010, Circuit Court of McHenry County, Illinois warded a judgment in the amount of $74,175 plus interest at the rate of 9%.	78,402	75,110

Total Judgments Payable	$1,056,064	$1,035,091

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Accrued consulting fees	$767,448	$574,955

Accrued commissions	71,033	71,033

Accrued interest expense	545,470	411,522

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$1,539,843	$1,213,402

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On June 1, 2011, the Company held a shareholders’ meeting and by majority voted authorized amendments to its articles of incorporation to increase its authorized shares of common stock from 25,000,000 to 1,000,000,000 and change its par value from $.16 per share to $0.0001 per shares.  The Company’s shareholders also voted in favor of a 10 to 1 forward split of its common stock.  The common stock account was reduced by $3,864,709  to adjust it to the new par value of $0.0001 per share outstanding and the additional paid in capital accounts was increased by the same $3,864,709 amount.   At June 30, 2011, there were 276,063,340 shares of common stock issued and outstanding.   Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

During the three months ended June 30, 2010, the Company issued 3,000,000 shares of its restricted common stock in private placements for a total of $15,000.

On June 27, 2011, the Company issued its Chief Executive Officer and Chief Financial Officer, each, 2,500,000 shares of restricted common stock as stock based compensation and valued  the shares at $.01 per share.

On June 27, 2011, the Company issued 25,000,000 shares of restricted common stock to shareholders who had  voluntarily surrendered 2,500,000  shares to the company in March 2011 to keep the  Company below its authorized  number of 25 million at the time, with the understanding that they would be replaced at such time as the authorized shares were increased and that the replacement shares would maintain their same status as they had at the time of the voluntary surrender.

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

Preferred Stock

At the shareholder’s meeting on June 1, 2011 referred to above, the shareholders  voted to authorized  to authorize the issuance of up to 50,000,000 shares of preferred stock, $0.0001 par value ("Preferred Stock"). The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the Preferred Stock.  At June 30, 2011, there we no preferred shares issued and outstanding.

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

NOTE 8 -  INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the three months ended  June 30:

	2011	2010

Current	$-	$-
Deferred	-	-
Total Provision for (Benefit from) Income Taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31 to the Company’s effective rate is as follows:
	2011	2010

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts:

	6/30/2011	12/31/2010
Deferred Tax Assets
Net operating loss carryforwards	$1,797,000	$1,296,000
Deferred compensation	0	0
Other allowances	0	0
Total	1,797,000	1,296,000
Less valuation allowances	(1,797,000)	1,296,000)
Deferred Tax Asset	$0	$0

Deferred Tax Liabilities
Depreciation & amortization	$0	$0

Net long-term deferred tax asset	$0	$0

The change in the valuation allowance was $502,000 for the six months ended June 30, 2011.  There was an 80% change in ownership control in 2009 making it highly unlikely that subject to limitations set forth in Internal Revenue Code 382, the Company will be able to carry forward any benefits of the deferred tax assets created before the change in ownership.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the Swordfish Financial change in ownership, which amounted to $1,797,000 at June 30, 2011.

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

The Company has federal and state net operating losses of approximately $1,797,000 available at June 30, 2011 which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

NOTE 9 – RELATED PARTY TRANSACTIONS

Current Officer and Director Promissory Note to Company

On August 14, 2009, the Company, (formerly Nature Vision, Inc.), closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., a Texas corporation, pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The note bears interest at the rate of 5% per annum.  As the date of this filing, no payments have been made on the promissory note and accrued interest.  The Company expects to be paid in full by the Texas corporation as recoveries are made.

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

Legal Proceedings

            Various creditors have brought suit for collections and obtained judgments for their claims against the Company.  These liabilities are recorded above in Note 5 – Judgments Payable.  Management has recorded these liabilities in these financial statements and is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

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

Operating Expenses

Total operating expenses were $208,639 for the three months ended June 30, 2011 compared to $154,780 for the three months ended June 30, 2010.  The increase of $53,859 for the three months ended June 30, 2011 is attributable primarily to $21,060 costs of shareholder meeting and $50,000 expense recorded for stock based compensation.

Total operating expenses were $609,560 for the six months ended June 30, 2011 compared to $404,121 for the six months ended June 30, 2010.  The increase of $205,439 for the six months ended June 30, 2011 is attributable primarily to $21,060 cost of shareholders meeting, $58,360 recovery project expenses and $124,240 increase in stock based compensation.

Other Income and Expenses

Interest expense for the three and six months ended June 30, 2011 and 2010 are composed of accrued interest expense on the Company’s outstanding notes payable and judgments.  Interest income for the three and six months ended June 30, 2011 and 2010 represented accrued interest on the note receivable – related party.

Loss from Operations

The Company recognized a loss from operations of $208,639 for the three months ended June 30, 2011, compared to a loss from operations of $154,780 for the three months ended June 30, 2010.  The increase in the pretax loss is as a result of the change in general and administrative expenses as discussed above.

The Company recognized a loss from operations of $609,560 for the six months ended June 30, 2011, compared to a loss from operations of $404,121for the six months ended June 30, 2010.   The increase in the pretax loss is as a result of the change in administrative expense as discussed above.

Net Loss

The Company recognized a net loss of $235,520 for the three months ended June 30, 2011 compared to a net loss of $186,848 for the three months ended June 30, 2010.  The increase in the net loss is as a result of the change in administrative expenses as discussed above.

The Company recognized a net loss of $722,724for the six months ended June 30, 2011 compared to a net loss of $466,731or the six months ended June 30, 2010.  The increase in the net loss is as a result of the change in administrative expenses as discussed above.

 Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the six  months ended June 30:

(thousands)	2011	2010
Cash provided by (used for):
Operating activities	$(227,543)	$(62,087)
Investing activities	0	(944)
Financing activities	227,020	0
Increase (decrease) in cash and cash equivalents	$(523)	$(63,031)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $722,724 and $466,731 respectively, for the six months ended June 30, 2011 and 2010 and had an accumulated deficit of $8,304,206 as of June 30, 2011.  We have managed our liquidity during the first half of 2011 through the sale of common stock and shareholder advances.

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

The Company believes that the effect of inflation has not been material during the three months ended June 30, 2011.

Off-Balance Sheet Financing Arrangements

As of June 30, 2011, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010 in  Management’s Discussion and Analysis of Financial Condition and Results of Operations  under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the three months ended June 30, 2011.

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

          In June 2011, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Various creditors have brought suit for collections and obtained judgments for their claims against the Company.  These liabilities are recorded above in Note 5 – Judgments Payable.  Management has recorded these liabilities in these financial statements and is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

Item 1A.  Risk Factors

Not required by small reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2010, the Company issued 3,000,000 shares of its restricted common stock in private placements for a total of $15,000.

On June 27, 2011, the Company issued its Chief Executive Officer and Chief Financial Officer, each, 2,500,000 shares of restricted common stock as stock based compensation and valued  the shares at $.01 per share.

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

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 1, 2011, the Company held a special meeting of shareholders. At the meeting the shareholders considered and voted on the four proposals listed below.  At the date of the annual meeting, the Company had a total of 24,306,334 shares of common stock outstanding and a total of 18,093,063 were present and voted. The following tables set forth the vote of shareholders with respect to the four proposals:

Proposal 1.  Amend the Articles of Incorporation of the Company to effect an increase in the authorized number of shares of the common stock of the Company from 25,000,000 to 1,000,000,000

For	Against	Abstain	BNV
18,179,015	1,204	79	-

Proposal 2.  Amend the Articles of Incorporation of the Company to effect the authorization of the issuance of up to 50,000,000 shares of blank check preferred stock.

For	Against	Abstain	BNV
18,146,448	33,066	784	-

Proposal 3.  Amend the Articles of Incorporation of the Company to effect a decrease in the par value of the Company’s common stock, from $0.16 to $0.0001.

For	Against	Abstain	BNV
18,178,915	1,304	79	-

Proposal 4.  Amend the Articles of Incorporation of the Company to effect a ten-to-one forward split of the Company’s common stock.

For	Against	Abstain	BNV
18,178,915	1,304	79	-

Item 5.  Other Information.  Not applicable.

Item 6.   Exhibits.

Listing of Exhibits:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWORDFISH FINANCIAL, INC.

Date: August 15, 2011	By:	/s/ Michael Alexander
Its: Chief Executive Officer and President

Date: August 15, 2011	By:	/s/ Randy Moseley
Its: Chief Financial Officer