Form 10-Q/A
period 2011-06-30
SWORDFISH FINANCIAL, INC.
filed 2011-09-07
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Swordfish Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Item 6.   Exhibits.

Listing of Exhibits:

31.1	Certification of Chief Executive Officer. (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011).

31.2	Certification of Chief Financial Officer. (incorporated by reference to Exhibit 31.2 of the Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWORDFISH FINANCIAL, INC.

Date: September 7, 2011	By:	/s/ Michael Alexander
Its: Chief Executive Officer and President

Date: September 7, 2011	By:	/s/ Randy Moseley
Its: Chief Financial Officer