Form 10-Q
period 2011-09-30
SWORDFISH FINANCIAL, INC.
filed 2011-11-17
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of November 1, 2011, was 284,758,340.  The number of shares of issuer’s preferred stock, par value $0.0001 per share, outstanding as of November 1, 2011 was 20,000,000.  The registrant has no other classes of securities outstanding.

SWORDFISH FINANCIAL, INC.

INDEX

PART I		FINANCIAL INFORMATION	Page Number

	Item 1:	Condensed Financial Statements

		Condensed Consolidated Balance Sheets – September 30, 2011 (Unaudited) and December 31, 2010	1

		Condensed Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	2

		Condensed Consolidated Statements of Cash Flows - Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3

		Notes to Condensed Consolidated Financial Statements (Unaudited)	4

	Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4T:	Controls and Procedures	183

PART II		OTHER INFORMATION

	Item 1A:	Legal Proceedings	19
	Item 1A:	Risk Factors	19
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19
	Item 3:	Defaults Upon Senior Securities	19
	Item 4:	Submission of Matters to a Vote of Security Holders	19
	Item 5:	Other Information	19

	Item 6:	Exhibits	20

		Signatures	20

Part I – FINANCIAL INFORMATION
Item 1: Financial Statements
Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	Unaudited
	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$29,279	$14,796
Accounts Receivable, net	0	8,500
Note Receivable – Related Party	3,500,000	3,500,000
Accrued Interest Receivable – Related Party	371,875	240,625
Total Current Assets	3,901,154	3,763,921

PROPERTY AND EQUIPMENT, NET	699	849

TOTAL ASSETS	$3,901,853	$3,764,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current Portion of Long-Term Debt	$601,421	$601,421
Note Payable – Affiliates, net of discounts of $20,832 and $37,500	1,237,502	1,212,500
Judgments Payable	1,066,550	1,035,091
Convertible Note Payable, net of discount of $48,583	4,417	0
Current Portion of Deferred Retirement Benefits	221,434	148,522
Accounts Payable	820,182	820,182
Advances from shareholders	0	71,100
Accrued Expenses	1,649,310	1,213,402
Total Current Liabilities	5,600,816	5,102,218

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	0	0
Deferred Retirement Benefits, Net of Current Portion	217,348	290,260
Total Non-Current Liabilities	217,348	290,260

Total Liabilities	5,818,164	5,392,478

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 Par Value Per Share 50,000,000 Shares Authorized, Issued and Outstanding at September 30, 2011 and December 31, 2010 were 15,000,000 and 0, respectively	2,000	0
Common Stock, $0.0001 Par Value Per Share 1,000,000,000 Shares Authorized, Issued and Outstanding at September 30, 2011 and December 31, 2010 were 284,758,340 and 243,860,000, respectively	28,476	24,386
Additional Paid-In Capital	6,595,917	5,929,387
Accumulated Deficit	(8,542,704)	(7,581,481)
Total Stockholders’ Equity	(1,916,311)	(1,627,708)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,901,853	$3,764,770

See accompanying notes to condensed consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Three Months and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

PERATING EXPENSES:
General and
administrative	$194,068	$307,041	$803,628	$711,162

Total Operating Expenses	194,068	307,041	803,628	711,162

LOSS FROM OPERATIONS	(194,068)	(307,041)	(803,628)	(711,162)

OTHER INCOME:
Interest expense	(90,201)	(76,701)	(295,310)	(228,336)
Interest income	43,750	43,750	131,250	131,250
Other income	2,020	10,761	6,465	12,286

Total Other Income	(44,431)	(22,231)	(157,595)	(84,800)

NET (LOSS)	$(238,499)	$(329,231)	$(961,223)	$(795,962)

Net loss per share:
Basic and diluted net
Income (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares
outstanding:
Basic and diluted	255,073,709	139,408,890	255,073,709	139,408,890

See accompanying notes to condensed consolidated financial statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2011 and 2010

	2011	2010

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net loss	$(961,223)	$(795,962)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation expense	150	0
Stock based compensation	312,000	175,040
Amortization of debt discount	29,419	0
Changes in operating assets and liabilities
Accounts receivable	8,500	143,592
Accrued interest receivable – related party	(131,250)	(131,250)
Accounts payable	0	(5,460)
Judgments payable	31,459	0
Accrued expenses	435,908	517,074

Net Cash Flows from (Used In) Operating Activities	(275,037)	(96,966)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	0	(944)

Net Cash Flows from (used in) Investing Activities	0	(944)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from convertible notes	53,000	50,000
Advances from shareholders	(71,000)
Sale of common stock	307,620	0

Net Cash Flows from (used in) Financing Activities	289,520	50,000

Net Change in Cash and Cash Equivalents	14,483	(47,910)

CASH AND CASH EQUIVALENTS - January 1, 2011 and 2010	14,796	69,991

CASH AND CASH EQUIVALENTS – September 30, 2011 and 2010	$29,279	$22,081

See accompanying notes to condensed consolidated financial statements.

SWORDFISH FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2011

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $961,223 and $466,731, respectively, for the nine months ended September 30, 2011 and 2010 and had an accumulated deficit of $8,542,704 as of September 30, 2011.  We have managed our liquidity during the nine months ended September 30, 2011through the sale of common stock and advances from shareholders.

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

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated balance sheet at September 30, 2011 and the condensed consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2011 and 2010 are unaudited. The unaudited interim condensed consolidated balance sheet and condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months and nine months ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.

The results of the Company’s operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable, in excess of the provided allowance, are determined to be uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts when deemed necessary.  The Company did not deem it necessary to provide an allowance at September 30, 2011 and December 31, 2010, respectively.

            NOTE RECEIVABLE -RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., the Texas corporation  (which is controlled by the Company’s Chairman of the Board, President, Chief Executive Officer and majority shareholder)  pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.   The note bears interest at the rate of 5% per annum the note and the related accrued interest at September 30, 2011 was $371,875.  The Company expects to collect the balance of the note and accrued interest from the Texas corporation as recoveries are made.

IMPAIRMENT OF LONG-LIVED ASSETS

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC Topic 360, “Property, Plant and Equipment.”  An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

RESEARCH AND DEVELOPMENT

The Company expenses as general and administrative expense all costs related to product research and development as incurred. Research and development expense relating to continuing consulting agreements was $234,996, and 288,738 for the nine months ended September 30, 2011 and 2010, respectively.

STOCK-BASED COMPENSATION

In accordance with ASC Topic 718, “Compensation – Stock Compensation,” cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of ASC Topic 718, “Compensation – Stock Compensation,” such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the three months ended September 30, 2011.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the quarter ended September 30, 2011 and 2010.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:
	September 30, 2011	December 31, 2010

Office furniture and equipment	$944	$944
Less: Accumulated depreciation	(245)	(95)

Net	$699	$849

Depreciation expense of $150 and $-0- was recorded for the nine months ended September 30, 2011 and 2010, respectively.

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

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors (who resigned on August 17, 2009) on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month.  The Company incurred  $37,500 of interest for the three months ended September 30, 2011 and   2010, respectively.  The entire principal and interest is payable upon demand anytime after August 17, 2010.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share. The Company incurred $15,000 of interest for the three months ended September 30, 2011 and 2010, respectively.

In August 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company incurred $1,875 of interest for the three months ended September 30, 2011 and 2010, respectively.

As the result of the $200,000 and $50,000 promissory notes being convertible into the Company’s common stock they were evaluated under ASC470-20 and considered in the money on their dates of issuance resulting in an embedded beneficial conversion feature.  The conversion price of $.10 per share compared to the market price of $.40 computed to a $.30 per share intrinsic value related to each note which the Company recorded as discount of $200,000 on the $200,000 promissory note and $50,000 on the $50,000 note, as the discounts were capped at the note value.  For the year ended December 31, 2010, the Company amortized as interest expense $200,000 the entire discount recorded on the $200,000 promissory note as payment can be demanded at anytime.   For the year ended December 31, 2010, the Company amortized as interest expense $12,500 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.  For the nine months ended September 30, 2011, the Company amortized as interest expense $25,002 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.

NOTE 4 – TERM NOTES PAYABLE

Term notes payable consisted of the following at September 30, 2011 and December 31, 2010:
	September 30, 2011	December 31, 2010

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	$450,000	$450,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals Term Notes Payable	$601,421	$601,421

Accrued interest payable on the term notes payable was $612,444 and $411,522 at September 30, 2011 and December 31, 2010, respectively.

The Company is in default on all of the notes payable and expects to repay all the notes payables from the proceeds it receives on the first asset recovery it makes.

NOTE 5 – JUDGMENTS PAYABLE

Judgments Payable consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Judgment awarded to Esox Designs, Inc. for $179,166.63 granted by Ninth Judicial District Court, Crow Wing County, State of Minnesota on October 28, 2009. $26,629 was paid on the judgment in 2010.	$152,538	$152,538

Jabez Development, LLC sued the Company for non-payment of a note. On October 11, 2010, the Fourth Judicial District Court of Hennepin County, State of Minnesota confirmed an American Arbitration Award and granted Jabez Development, LLC a judgment in the amount of $509,600 and continuing accrued interest at the rate of 9%.	544,077	517,556

Altus Brands II, LLC sued the Company for non-payment of a note. On October 21, 2010, the United States District Court, District of Minnesota granted Altus Brands II, LLC a judgment in the amount of $289,886.88.	289,887	289,887

Fishhawk sued the Company for non-payment of a note. On January 28, 2010, Circuit Court of McHenry County, Illinois warded a judgment in the amount of $74,175 plus interest at the rate of 9%.	80,048	75,110

Total Judgments Payable	$1,066,550	$1,035,091

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

On September 9, 2011, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of a $53,000 convertible promissory note bearing interest at 8.0% per annum, payable on or before June 12, 2012.  Pursuant to the convertible promissory note the investor may convert the amount paid towards the Securities Purchase Agreement into common stock of the Company at a conversion price equal to 55% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the note shall become immediately due and payable and the Company shall to the noteholder in full satisfaction of its obligations hereunder, an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principle amount of the Note to the date of payment plus (y) Default interest, if any, on the amounts referred to in clauses (w) and/or (y) and (z) shall be known as the Default Sum or (ii) the parity value of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with conversion formula set forth above.

The Company shall have the right to prepay the principle and accrued interest of the convertible promissory note during the first 180 days from the issue date at amount from 130% to 150%.    The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $53,000 based on intrinsic value. The discount related to the beneficial conversion feature is being amortized over the term of the debt (one year). For the three month period ended September 30, 2011, the Company recognized $4,417 of interest expense related to the amortization of the discount.

As required by Emerging Issues Task Force Issue 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features,” we valued the beneficial conversion feature related to the outstanding debt which was treated as a loan discount of $53,000 and $4,417 was amortized to interest expense during the three months ended September 30, 2011.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Accrued consulting fees	$809,951	$574,955

Accrued commissions	71,033	71,033

Accrued interest expense	612,434	411,522

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$1,649,310	$1,213,402

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On June 1, 2011, the Company held a shareholders’ meeting and by majority voted authorized amendments to its articles of incorporation to increase its authorized shares of common stock from 25,000,000 to 1,000,000,000 and change its par value from $.16 per share to $0.0001 per shares.  The Company’s shareholders also voted in favor of a 10 to 1 forward split of its common stock.  The common stock account was reduced by $3,864,709  to adjust it to the new par value of $0.0001 per share outstanding and the additional paid in capital accounts was increased by the same $3,864,709 amount.   At September 30, 2011, there were 284,758,340 shares of common stock issued and outstanding.   Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

During the three months ended September 30, 2011, the Company issued 3,695,000 shares of its restricted common stock in private placements for a total of $34,500.

During the three months ended September 30, 2011, the Company issued 5,000,000 share of its restricted common stock for consulting services and valued the shares at $100,000.

During the three months ended June 30, 2011, the Company issued 3,000,000 shares of its restricted common stock in private placements for a total of $15,000.

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

Preferred Stock

At the shareholder’s meeting on June 1, 2011 referred to above, the shareholders  voted to authorized  to authorize the issuance of up to 50,000,000 shares of preferred stock, $0.0001 par value ("Preferred Stock"). The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the Preferred Stock.  .

In August 2011, the Company issued 10,000,000 and 5,000,000 shares of its preferred stock to its chief Executive Officer and Chief Financial Officer, respectively, and valued the preferred shares at their par value equal to a total value of $2,000.   These preferred shares are convertible at preferred shareholders’ option at the rate of one preferred share for ten shares of common stock.  The  holders of these preferred shares have voting rights equal to fifty votes per preferred shares on any matters voted on by the Company’s shareholders, but not to exceed the difference between the authorized common stock shares and the actual issued and outstanding common shares.

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

NOTE 9 -  INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the three months ended  September  30:
	2011	2010

Current	$-	$-
Deferred	-	-
Total Provision for (Benefit from) Income Taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended September 30 to the Company’s effective rate is as follows:
	2011	2010

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts:

	9/30/2011	12/31/2010
Deferred Tax Assets
Net operating loss carryforwards	$2,000,000	$1,296,000
Deferred compensation	0	0
Other allowances	0	0
Total	2,000,000	1,296,000
Less valuation allowances	(2,000,000)	1,296,000)
Deferred Tax Asset	$0	$0

Deferred Tax Liabilities
Depreciation & amortization	$0	$0

Net long-term deferred tax asset	$0	$0

The change in the valuation allowance was $704,000 for the nine months ended September 30, 2011.  There was an 80% change in ownership control in 2009 making it highly unlikely that subject to limitations set forth in Internal Revenue Code 382, the Company will be able to carry forward any benefits of the deferred tax assets created before the change in ownership.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the Swordfish Financial change in ownership, which amounted to $2,000,000 at September 30, 2011.

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

The Company has federal and state net operating losses of approximately $2,000,000 available at September 30, 2011 which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Former Officer and Director Loans to Company

In October 2008, the Company borrowed $700,000 from Jeffrey P. Zernov, its former Chief Executive Officer (Mr. Zernov resigned on August 17, 2009), in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000 in January 2009 (the maturity date was extended to August 17, 2010 by agreement).  The Company accrued $16,875 of interest on this loan during the three months ended September 30, 2011.

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to Richard P. Kiphart, a member of its Board of Directors (Mr. Kiphart resigned on August 17, 2009), in October 2007.  The amended $1,000,000 demand note is held by the same former member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (the maturity date was extended to August 17, 2010 by agreement).  Interest is payable on the first day of each month, commencing on August 1, 2008.  The Company accrued $37,500 of interest on this loan during the three months ended September 30, 2011.   The entire principal and interest is payable upon demand anytime after August 17, 2010.

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

 NOTE 11 - COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company has a research and development consulting agreement with an outside entity that exist from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $14,583 for research and development services and $8,333 for product support services.  At September 30, 2011the total due on the consulting agreement has been accrued as an accrued expense on the Company’s financial statement.  The Company recognized $7,500 of expense relating to this agreement for the three months ended September 30, 2011, which is included in administrative expense.

The Company has a research and development consulting agreement with an outside entity that exists from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $5,000 for research and development services and $4,166 for product support services.  At September 30, 2011the total due on the consulting agreement has been accrued as an accrued expense on the Company’s financial statement.  The Company recognized $5,004 of expense relating to this agreement for the three months ended September 30, 2011, which is included in administrative expense.

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

Overview

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”) was incorporated as a Minnesota corporation in 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. On August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change its name to Swordfish Financial, Inc.  The shares of the Company trade on the OTC:QB PK Market under the symbol, “SWRF.”

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

Operating Expenses

Total operating expenses were $194,068 for the three months ended September 30, 2011 compared to $307,041 for the three months ended September 30, 2010. The decrease of $112,973 for the three months ended September 30, 2011 is attributable primarily to increases of $46,258 in consulting expenses, $5,370 in travel expenses and decreases of 425,165 in legal expenses, $19,950 in management fees, $28,467 in recovery project expenses, $87,280 in stock based compensation expenses and $7,173 in office supplies.

Total operating expenses were $803,628 for the nine months ended September 30, 2011 compared to $711,162 for the nine months ended September 30, 2010.  The increase of $92,466 for the nine months ended September 30, 2011 is attributable primarily to increase of $39,258 in consulting expenses, $29,893 in recovery project expenses, $23,919 in shareholder meeting expenses and $36,960 in stock based compensation expenses and decreases of 422,080 in legal expenses, $14,950 in management fee expenses and $6,237 in office supply expenses.

Other Income and Expenses

Interest expense for the three and nine months ended September 30, 2011 and 2010 are composed of accrued interest expense on the Company’s outstanding notes payable and judgments.  Interest income for the three and nine months ended September 30, 2011 and 2010 represented accrued interest on the note receivable – related party.

Loss from Operations

The Company recognized a loss from operations of $194,068 for the three months ended September 30, 2011, compared to a loss from operations of $307,041 for the three months ended September 30, 2010.  The decrease in the pretax loss is as a result of the change in general and administrative expenses as discussed above.

The Company recognized a loss from operations of $803,628 for the nine months ended September 30, 2011, compared to a loss from operations of $711,162 for the nine months ended September 30, 2010.   The increase in the pretax loss is as a result of the change in administrative expense as discussed above.

Net Loss

The Company recognized a net loss of  $238,499 for the three months ended September 30, 2011 compared to a net loss of $329,231 for the three months ended September 30, 2010.  The decrease in the net loss is as a result of the change in administrative expenses as discussed above.

The Company recognized a net loss of  $961,223for the nine months ended September 30, 2011 compared to a net loss of $795,962 for the nine months ended September 30, 2010.  The increase in the net loss is as a result of the change in administrative expenses as discussed above.

 Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the nine months ended September 30:

(thousands)	2011	2010
Cash provided by (used for):
Operating activities	$(275,037)	$(96,966)
Investing activities	0	(944)
Financing activities	289,520	50,000
Increase (decrease) in cash and cash equivalents	$14,483	$(47,910)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $961,223 and $795,962 respectively, for the nine months ended September 30, 2011 and 2010 and had an accumulated deficit of $8,542,704 as of September 30, 2011.  We have managed our liquidity during the nine months ended September 30, 2011 through the sale of common stock, shareholder advances and notes payable.

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

The Company believes that the effect of inflation has not been material during the three months ended September 30, 2011.

Off-Balance Sheet Financing Arrangements

As of September 30, 2011, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010 in  Management’s Discussion and Analysis of Financial Condition and Results of Operations  under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the three months ended September 30, 2011.

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

          In September 2011, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

          The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2)
inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation  of our financial  statements as of September 30, 2011 who communicated the matters to our management and board of directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, the Company issued 3,695,000 shares of its restricted common stock in private placements for a total of $34,500.

During the three months ended September 30, 2011, the Company issued 5,000,000 share of its restricted common stock for consulting services and valued the shares at $100,000.

During the three months ended June 30, 2011, the Company issued 3,000,000 shares of its restricted common stock in private placements for a total of $15,000.

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

         No matters were submitted for a vote of Security Holders

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

SWORDFISH FINANCIAL, INC.

Date: November 17, 2011	By:	/s/ Michael Alexander
Its: Chief Executive Officer and President

Date: November 17, 2011	By:	/s/ Randy Moseley
Its: Chief Financial Officer