Form 10-K
period 2011-12-31
SWORDFISH FINANCIAL, INC.
filed 2012-04-16
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
Commission file number 000-7475

SWORDFISH FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
142 Wembley Way, Rockwall, Texas	75032
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (972) 310-1830

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OTC Markets Pinksheets

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

As of March 29, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant based upon the closing price of the common stock under the symbol “SWRF” as quoted in the OTCQB was approximately $722,332.  For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates.   This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 29, 2012 was 630,829,642.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on or through our Internet website located at www.swordfishfinancial.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.   The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as ourselves, that file electronically with the SEC at (http://www.sec.gov.)

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

Employees

 As of December 31, 2011, we had two executives, the President, Chief Executive Officer and Chief Financial Officer as set forth in Item 10.

Compliance with Environmental Laws

 We believe that we are not subject to any material costs for compliance with any environmental laws.

Item 1A:  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES.

The Company currently maintains its executive office in leased property at 142 Wembley Way, Rockwall, Texas  75032 on a month to month basis.

Item 3. LEGAL PROCEEDINGS.

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded on the Company’s financial statements – See Notes 5 and 11 to the financial statements included in this report for details.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, NASDAQ DELISTING, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The number of record holders of our common stock on December 31, 2011 was 312.  The table below sets forth the high and low sale prices for the common stock during the two years ended December 31, 2011.  The information shown is based on information provided by Yahoo! Inc. and Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently traded on the OTC Pinksheets Market under the symbol “SWRF.” Swordfish Financial did not pay any cash dividends on its common stock during the periods presented nor does it anticipate paying any dividends in the future as the Company plans to utilize all available resources to expand its sales base.

On August 14, 2009, Swordfish Financial, Inc. (fka Nature Vision, Inc.) (the “Company”) was delisted from The Nasdaq Stock Market to the OTC Pinksheets Market for violations of the minimum bid price and minimum equity requirements.

	Common Stock
Quarter Ended	Low	High

2010
March 31	$1.47	$1.22
June 30	$0.50	$0.50
September 30	$0.60	$0.32
December 31	$1.49	$1.31

2011
March 31	$1.70	$1.28
June 30	$0.41	$0.35
September 30	$0.0028	$0.0028
December 31	$0.0052	$0.0047

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Nature Vision’s compensation plans as of December 31, 2011.
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

 Changes in Securities

All of the Company's securities issued during 2011 have been reported in this 10-K or previously reported on its Form 10-Qs and Form 8-Ks filed with the Securities and Exchange Commission.

During the quarter ended December 31, 2011, the Company issued 30,974,023 shares of common stock for conversions of $82,000 in notes payable.

                      During the quarter ended December 31, 2011, the Company issued 5,000,000 shares of restricted common stock for legal services and valued the shares at $50,000.

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

Overview

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”) was incorporated as a Minnesota corporation in 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. Upon the merger with Swordfish Financial, Inc., the Texas corporation on August 17, 2009, the shareholders of Nature Vision, Inc., owning a majority of the outstanding common stock, voted to change its name to Swordfish Financial, Inc.  The shares of the Company trade on the OTC Pinksheets Market under the symbol, “SWRF.”

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

In August of 2009 a stock acquisition/reverse merger agreement was entered into by Nature Vision, Inc. (nka Swordfish Financial, Inc.) (the “Company”) and Swordfish Financial, Inc., the Texas corporation. The reverse merger was closed on August 14, 2009. Pursuant to the terms of the reverse merger, the equity holders of Swordfish Financial, Inc., the Texas corporation acquired 10,987,417 shares of common stock constituting 80% of voting control of the Company in return for a $3,500,000 note, bearing interest at the rate of 5% per annum.  The financial statements have been prepared to include the results of operations for the Company for the year ended December 31, 2010.

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

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2012 without completing a recovery project, raising additional debt or equity capital.  There can be no assurance that the Company will complete a recovery project, raise additional debt or equity capital.

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

    In 2011, the Company raised $307,620 from the sale of common stock in private placements, $106,950 from advances from shareholders and $85,500 from the issuance of debt instruments.

Plan of Operations

Swordfish Financial had no revenues from its financial asset recovery operations in 2011 and 2010.  It operates as a diversified financial asset recovery company for high net worth individuals and companies with orphaned or dormant assets held in financial institutions around the world.  It will recognize its share of the recovered assets on its financial statements upon the successful completion of each recovery project.  Swordfish Financial plans to take the financial capital resources recovered, retire all of its debits and invest in companies that have the mission of being eco-friendly and providing a better standard of living for our world’s people.

Pretax Loss and Income Taxes

The Company recognized a pretax loss of $1,367,059 and $2,696,278 in fiscal years 2011 and 2010 respectively.

Loss from Continuing Operations

The loss from continuing operations was $1,367,059 and $2,696,278 for fiscal years 2011 and 2010, respectively.

Net Loss

The Company recognized a net loss of $1,367,059 and $2,696,278 for the years ended December 31, 2011and 2010, respectively.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(thousands)	2011	2010
Cash provided by (used for):
Operating activities	$(417,434)	$(326,171)
Investing activities	0	(944)
Financing activities	428,970	271,920
Increase (decrease) in cash and cash equivalents	$11,536	$(55,195)

The following table sets forth the Company’s working capital position at the end of each of the past two years:

(thousands)	2011	2010
Current assets	$3,941,957	$3,763,921
Current liabilities	5,787,209	5,102,218
Working capital	$(1,845,252)	$(1,338,297)
Current ratio	-	-

Operating Activities

Cash flows used in operations totaled $417,434 and $326,171 in fiscal years 2011 and 2010, respectively.

Investing Activities

Cash flows used for investing activities were $0 and $944 in fiscal years 2011 and 2010, respectively.

Financing Activities

      In 2011, the Company raised $307,620 from the sale of common stock in private placements, $106,950 from advances from shareholders and $85,500 from the issuance of debt instruments.

Cash flows provided by financing activities totaled $428,970 and $271,920 in fiscal years 2011 and 2010, respectively.

The Company owes $330,000 to its former Chief Executive Officer. This promissory note is unsecured and has an interest rate of 15%.   The note matured on August 17, 2010 as defined in the Swordfish Financial stock purchase merger agreement.   The Company is negotiating with the noteholder for an extension.

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

The Company owes approximately $105,000 to a judgment creditor who has obtained a receivership.  In February 2012, the receiver’s judgment was purchased by a third party, who converted the debt to 76,836,110 shares of the Company’s common stock.

The Company is obligated on an additional $997,037 in judgments that it is also negotiating for settlements when the Company has funds available from recoveries.

                         The Company has an accrued obligation of $591,315 relating to a research and development consulting agreement with an outside entity that exist from the period prior to the merger/acquisition agreement.  The agreement had two components requiring monthly installments of $14,583 for research and development services and $8,333 for product support services.  At December 31, 2011 the amount remaining to be accrued on the agreement was $0.  The Company recognized $174,996 of expense relating to this agreement for the year ended December 31, 2011, which is included in general and administrative expense.

The Company has an accrued obligation of $166,911 relating to a research and development consulting agreement with an outside entity that exist from the period prior to the merger/acquisition agreement.  The agreement has two components for monthly installments of $5,000 for research and development services and $4,166 for product support services.  At December 31, 2011 the amount remaining to be accrued on the agreement was $0.  The Company recognized $60,000 of expense relating to this agreement for the year ended December 31, 2011, which is included in general and administrative expense.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,367,059 and $2,696,278 in fiscal years 2011 and 2010, respectively, and had an accumulated deficit of $8,948,540 as of December 31, 2011.  We have managed our liquidity during the fourth quarter of 2011 and the first quarter of 2012 through the sales of common stock, issuance of debt and advance from shareholders.

Despite the cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2012 without being successful on an asset recovery project, raising additional debt and/or equity capital.

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

 The Company believes that the effect of inflation has not been material during the year ended December 31, 2011.

Off-Balance Sheet Financing Arrangements

As of December 31, 2011, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Subsequent Events

We adopt changes issued by ASC Topic 855 – “Subsequent Events,” formerly FASB 165, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through April 13, 2012, which is the date the financial statements were issued.

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

Impairment of long lived assets

 Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.   The Company had no long lived assets at December 31, 2011 to evaluate against expected future cash flows.

Income taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a current provision for income taxes based on amounts payable or refundable. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. We recognize a valuation allowance for deferred tax assets when it is more likely than not that deferred assets are not recoverable.   During fiscal 2011 and 2010, the Company established its valuation allowance for the entire amount of the deferred tax assets.  If actual taxable income by jurisdiction and the period over which our deferred tax assets are recoverable are materially different than our estimate, the change could be material to our consolidated financial statements.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 See Financial Statements beginning on page F-1.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None

Item 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The  Company's  management  evaluated,  with  the  participation  of  its  Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and  15d-15(e)  under the  Securities  Exchange Act of 1934, as amended ("Exchange Act")) as of December 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer.  Based on that evaluation, management concluded that, considering the existence of material weaknesses identified, our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2011.

Material Weaknesses Identified

We identified the following  deficiencies  which together  constitute a material weakness  in our  assessment  of the  effectiveness  of  internal  control  over financial reporting as of December 31, 2011:

o    The  Company  has  inadequate  segregation  of duties  within its cash disbursement control design.

o    During the year ended December 31, 2011, the company internally performed all aspects of our financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statement and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our  management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley  Act of 2002 ("Section 404").  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)
in Internal  Control -  Integrated  Framework.

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

Item 9B.   OTHER INFORMATION

                None

PART III

Item 10.   DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Director Since	Year Term Expires	Position
Michael Alexander	44	2009	2012	President, Chief Executive Officer, Director
Randy Moseley	64	2009	2012	Chief Financial Officer, Director

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

To our knowledge, based solely on review of the copies of such reports furnished to us, during the year ended December 31, 2011, our officers, directors and 10% shareholders complied with their Section 16(a) filing requirements in a timely manner.

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the last two fiscal year by Michael Alexander, current President and Chief Executive Officer and Randy Moseley, current Chief Financial Officer and Secretary.   No other executive officers’ total compensation exceeded $100,000 in the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)	Bonus ($)		All Other Compensation ($)		Option Awards ($)		Total ($)

Michael Alexander, President and CEO	2011(1) 2010(1)	$ $	48,300 60,000	-- --	$ $	26,500 1,255,520	(2) (3)	-- --	$ $	74,800 1,315,520

Randy Moseley, CFO, Secretary	2011(4) 2010(4)	$ $	46,750 60,000	--	$ $	25,500 327,520	(5) (6)	-- --	$ $	72,250 387,520

(1)	Mr. Alexander became the Company’s President and CEO on August 17, 2009. The Company has not negotiated an employment agreement with Mr. Alexander at this time.
(2)	Other Compensation for Mr. Alexander represents 2,500,000 shares of restricted common stock and 15,000,000 shares of preferred stock issued to Mr. Alexander, and valued at total of $26,500.
(3)	Other Compensation for Mr. Alexander represents 7,847,000 shares of restricted common stock issued to Mr. Alexander and valued at par value of $.16 per share.
(4)	Mr. Moseley became the Company’s CFO on August 17, 2009. The Company has not negotiated an employment agreement with Mr. Moseley at this time.
(5)	Other Compensation for Mr. Moseley represents 2,500,000 shares of restricted common stock and 5,000,000 shares of preferred stock issued to Mr. Moseley and valued at a total of $25,500.
(6)	Other Compensation for Mr. Moseley represents 2,047,000 shares of restricted common stock issued to Mr. Moseley and valued at par value of $.16 per share.
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

Incentive cash bonus. Cash bonuses are intended to reward individual and the Company’s performance during the year.  The Board of Directors also did not grant discretionary cash bonuses to the Named Executive Officers for fiscal years 2011 and 2010.

Long term incentive compensation.  The Company has no long term incentive compensation agreements at December 31, 2011.

 EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

Employment Agreements. The Company does not have any employment agreements in effect at December 31, 2011.

Swordfish Financial Stock Options

The Company had no stock options outstanding at December 31, 2011.

Board of Director Compensation

No compensation was paid to the directors for fiscal years 2011and 2010  as there were no directors who were not a Named Executive Officer.  No stock options were granted to the directors during fiscal years 2011 and 2010.  There are no stock options outstanding at December 31, 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF MANAGEMENT

The following  table sets forth the  beneficial  ownership of Common Stock as of March  29, 2012,  by (i) the executive officers set set forth  in the summary compensation  table below who are employed by the Company as of March 1, 2011(the “Named
Executives");  (ii) each  director and  nominee; and  (iii) all directors and executive officers as a group. All persons listed have sole disposition and voting power with respect to the indicated shares except as otherwise noted.

Name Executive / Director (1)	Number of Shares Held	Percent of Class
	Equivalents	(1) (2) (3)

Michael D. Alexander (4)	322,040,000	38.76%

Randy J. Moseley (5)	107,500,000	12.94%

All directors and executive officers	429,540,000	51.70%
as a group (total of 2 persons)

 (1) Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares.  Percentage of beneficial ownership is based on the number of shares of Common Stock outstanding as of March 29, 2012.

(2) Stock issuable upon exercise of options within 60 days after March 29, 2012, are deemed  outstanding  for the purpose of  percentage  ownership of the person holding  such  options,  but  are  not  deemed  outstanding  for computing  the percentage ownership for any other persons.

(3) Based on 630,829,642 shares of common stock issued and outstanding, 20,000,000 shares of preferred stock convertible into common stock at rate of 10 shares of common for each preferred share (each preferred shares has 50 votes each, subject to a cumulative total vote of all shareholders equal to the one billion common shares authorized, on all matters voted on by the Company’s shareholders) and 100,000,000 shares assumed convertible relating to convertible promissory notes payable. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(4) Michael D. Alexander is the President, Chief Executive Officer and a Director of the Company.  Represents 172,040,000 shares of common stock and 15,000,000 shares of preferred stock owned by Mr. Alexander and his spouse.

(5) Randy J. Moseley is the Chief Financial Officer and a Director of the Company.   Represents 57,500,000 shares of common stock 5,000,000 shares of preferred stock owned by Mr. Moseley and his spouse.

Item 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Current Officer and Director Loans to Company

On August 14, 2009, the Company, (formerly Nature Vision, Inc.), closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., a Texas corporation, pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The note bears interest at the rate of 5% per annum.  As the date of this filing, no payments have been made on the promissory note and accrued interest.  The Company expects to be paid in full by the Texas corporation.

The Company’s Chairman of the Board, President and Chief Executive Officer became beneficial owner of 7,700,000 shares of the 10,987,417 shares of the Company's common stock distributed in the stock purchase/merger transaction.

Former Officer and Director Loans to Company

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to Richard P. Kiphart, a member of its Board of Directors (Mr. Kiphart resigned on August 17, 2009), in October 2007.  The amended $1,000,000 demand note is held by the same former member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (the maturity date was extended to August 17, 2010 by agreement).  Interest is payable on the first day of each month.  The entire principal and interest is payable upon demand anytime after August 17, 2010.    The Company paid no interest and accrued $150,000 of interest on this note during the year ended December 31, 2011.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company paid no interest and accrued $30,000 of interest on this note during the year ended December 31, 2011.

On August 18, 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company paid no interest and accrued $7,500 of interest on this note during the year ended December 31, 2011.

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

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Swordfish Financial Independent Public Accountant’s Fees

The following table presents fees for professional services rendered by Patrick Rodgers, CPA, LP for the audit of the Company’s financial statements for the years 2011 and 2010:

	2011	2010
Audit Fees	$12,000	$18,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$12,000	$18,500

Audit Fees were for professional services for auditing and reviewing the Company’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit Related Fees for 2011 and 2010 were for professional services related to auditing and reviewing the Company’s financial statements, including advising Swordfish Financial as to complying with accounting policies and transactional planning.

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

Swordfish Financial, Inc.
Date: April 16, 2012	By: /s/ Michael Alexander
Michael Alexander, President
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Alexander
April 16, 2012
Michael Alexander
(President, Chief Executive Officer
and a Director)

/s/ Randy Moseley
April 16, 2012
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

Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Swordfish Financial, Inc.:

 I have audited the accompanying balance sheet of Swordfish Financial, Inc. (the Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swordfish Financial, Inc.  as of  December  31, 2011 and 2010, and the results of its operations and cash flows for each of  the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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
April 13, 2012

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$26,332	$14,796
Accounts Receivable, net	0	8,500
Note Receivable – Related Party	3,500,000	3,500,000
Accrued Interest Receivable –Related Party	415,625	240,625
Other Receivables	0	0
Total Current Assets	3,941,957	3,763,921

Office equipment – net	649	849

TOTAL ASSETS	$3,942,606	$3,764,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Term Notes Payable	$481,421	$601,421
Notes Payable - Affiliate, net of discounts of $4,164 and $37,500	1,245,836	1,212,500
Judgments Payable	1,102,037	1,035,091
Convertible Notes Payable, net of discount of $25,600	71,900	0
Current Portion of Deferred Retirement Benefits	245,738	148,522
Accounts Payable	820,182	820,182
Advances from shareholders	106,950	71,100
Accrued Expenses	1,713,145	1,213,402
Total Current Liabilities	5,787,209	5,102,218

LONG-TERM LIABILITIES
Deferred Retirement Benefits, Net of Current Portion	193,044	290,260
Total Non-Current Liabilities	193,044	290,260
Total Liabilities	5,980,253	5,392,478

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 Par Value Per Share, 50,000,000 Shares Authorized, Issued and Outstanding at December 31, 2011 and 2010 were 20,000,000 and 0, respectively	2,000	0
Common Stock, $0.0001Par Value per Share, 1,000,000,000 Shares Authorized, Issued and outstanding at December 31, 2011 and 2010 were 320,732,363 and 243,860,000, respectively	32,073	24,386
Additional Paid-In Capital	6,876,820	5,929,387
Accumulated Deficit	(8,948,540)	(7,581,481)
Total Stockholders’ Equity	(2,037,647)	(1,627,708)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,942,606	$3,764,770

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Statements of Operations
Years Ended December 31, 2011 and 2010

	2011	2010

SALES, NET	$0	$0

COST OF GOOD SOLD	0	0

GROSS PROFIT	0	0

OPERATING EXPENSES
General and Administrative	1,021,256	2,272,985
Total Operating Expenses	1,021,256	2,272,985
LOSS FROM OPERATIONS	(1,021,256)	(2,272,985)
OTHER INCOME (EXPENSE)
Interest Expense	(527,917)	(610,580)
Interest Income	175,000	175,000
Other Income (Expense)	7,114	12,287
Net Other Expenses	(345,803)	(423,293)
LOSS FROM OPERATIONS BEFORE TAXES	(1,367,059)	(2,698,278)
PROVISION FOR INCOME TAX EXPENSE	0	0

NET LOSS	$(1,367,059)	$(2,696,278)

Net Loss per Common Share
Basic	$(0.005)	$(0.017)
Diluted	$(0.005)	$(0.017)

Weighted Average Common Shares
Basic	267,351,143	157,160,000
Diluted	267,351,143	157,160,000

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2011 and 2010

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance, December 31, 2009	13,400,000	$2,144,002	$1,756,011	$(4,885,203)	$(985,190)

Shares issued for cash	1,092,000	174,720	34,000		208,720

Shares issued for services	9,894,000	1,583,040	-		1,583,040

Warrants issued to creditors			12,000		12,000

Discount on convertible notes			250,000		250,000

Net loss	—	—	—	(2,696,278)	(2,696,278)
Balance, December 31, 2010	24,386,000	$3,901,762	$2,052,011	$(7,581,481)	$(1,627,708)
Adjust beginning of year Numbers for restated par to $0.0001 per share		(3,899,323)	3,899,323

Shares returned to treasury	2,500,000	(250)	250

Adjust shares for 10 to 1 split	218,757,006	21,876	(21,876)

Reissue shares previously returned to treasury, adjusted for 10 to 1 split	25,000,000	2,500	(2,500)

Shares issued for cash	8,115,334	811	306,809		307,620

Shares issued for services	16,000,000	1,600	358,400		360,000

Shares issued for note payable conversions	30,974,023	3,097	160,903		164,000

Discount on convertible notes payable			123,500		123,500

Net loss	-	-	-	(1,367,059)	(1,367,059)
Balance, December 31, 2011	320,732,363	$32,073	$6,876,820	$(8,948,540)	$(2,039,647)
				Preferred Stock	2,000
					$(2,037,647)

See accompanying notes to consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries
(Formerly Nature Vision, Inc.)
Consolidated Statements of Cash Flows
For Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,367,059)	$(2,696,278)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	200	95
Amortization of discount on convertible notes payable	187,236	212,500
Expense of discount on common stock sales	0	57,900
Stock based compensation	50,000	1,583,040
Stock issued for services	312,000	0
Warrants issued to creditors	0	12,000
Adjustment of note payable for previous warrant expenses	0	45,971
Changes in operating assets and liabilities:
Accounts receivable	8,500	135,092
Accrued interest receivable	(175,000)	(175,000)
Judgments	66,946	0
Accounts payable	0	(5,460)
Warranty reserve	0	(200,000)
Accrued expenses	499,743	703,969
Net Cash Flows Used by Operating Activities	(417,434)	(326,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	0	(944)
Net Cash Flows from Investing Activities	0	(944)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	0	50,000
Proceeds from convertible notes payable	85,500	0
Proceeds from sale of common stock	307,620	208,720
Payment of advances from shareholders	(71,100)	0
Discount to par on common stock sales	0	(57,900)
Advances from shareholders	106,950	71,100
Net Cash Flows from Financing Activities	428,970	271,920

Net Change in Cash and Cash Equivalents	11,536	(55,195)
CASH AND CASH EQUIVALENTS - January 1, 2011 and 2010	14,796	69,991
CASH AND CASH EQUIVALENTS - December 31, 2011 and 2010	$26,332	$14,796

See accompanying notes to consolidated financial statements

SWORDFISH FINACIAL, INC. AND SUBSIDIARIES
(Formerly Nature Vision, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

On August 14, 2009, Nature Vision, Inc. entered into a Stock Acquisition/Reverse Merger Agreement with Swordfish Financial, Inc., a Texas corporation,  for 10,987,417 shares (representing approximately 80% of the outstanding shares) of its common stock in exchange for a $3,500,000 promissory note.  As of the date of this filing, no payments have been made on the note and accrued interest.  The Company expects payment of the note and accrued interest to be made by the Texas corporation.  Nature Vision’s board of directors resigned in favor of replacements, nominated by Swordfish, a Texas corporation, who also became the officers of the Company.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable, in excess of the provided allowance, are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have not been reduced by an allowance for uncollectible accounts at December 31, 2011 and 2010, respectively.

NOTE RECEIVABLE -RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., the Texas corporation  (which was controlled by the Company’s Chairman of the Board, President, Chief Executive Officer and majority shareholder)  pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note. The Company expects payment of the note and accrued interest to be made by the Texas corporation.  The note bears interest at the rate of 5% per annum the note and the related accrued interest at December 31, 2011 and 2010 was $415,625 and $240,625, respectively.  As of the date of this filing, no payments have been made on the note and accrued interest.  The Company expects payment of the note and accrued interest from the Texas corporation.

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

The Company had no goodwill as of December 31, 2011.

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

RESEARCH AND DEVELOPMENT

The Company expenses as general and administrative expense all costs related two product research and development agreements carried over from the previous company over the term of the agreements.  Research and development expense expensed relating to these two consulting agreements as detailed in Note 11 was $235,000 and $384,984 for the years ended December 31, 2011 and 2010, respectively.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R) (now ASC Topic 505, “Equity”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS No. 123(R) is being applied on the modified-prospective-transition method.  Prior to the adoption of  SFAS 123(R), the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the years ended December 31, 2011 and 2010.

The Company did not issue any stock options during the year ended December 31, 2011.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the years ended December 31, 2011 and 2010, respectively.   There were no anti-dilutive options and warrants at December 31, 2011.

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

The federal and state tax returns are open to examination for the years 2005-2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820) . This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This ASU will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The Company is currently evaluating the impact ASU 2011-04 will have on its consolidated financial statements and disclosures.

In December 2011, theFinancial Accounting Standards Board (FASB) issuedAccounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. We are assessing the impact of ASU 2011-11 on our disclosures.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are assessing the impact of ASU 2011-08 on our goodwill impairment test but do not expect an impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities is not permitted. We are assessing the impact of ASU 2011-04 on our fair value disclosures.

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.” ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are assessing the impact of ASU 2011-03 on our financial condition, results of operations, and disclosures.

In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective July 1, 2011 and was applied retrospectively to January 1, 2011. The new disclosures are presented in Note 4 - Loan and Lease Financings. The effect of applying this standard was not material.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 2 –   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,367,059 in 2011 and $2,696,278 in 2010 and had an accumulated deficit of $8,948,540 as of December 31, 2011.  We have managed our liquidity during the fourth quarter of 2011 and first part of first quarter of 2012 through cost reduction initiatives and the proceeds from the sale of common stock and advances from shareholders.  The Company is in default on notes payable and outstanding judgments totaling $1,731,421 and $1,102,037, respectively, and expects to repay the notes payable, judgments and accrued interest plus all of its other liabilities from the proceeds derived from the first asset recovery it completes.

NOTE 3 – NOTES PAYABLE - Affiliate

Former Member of Board of Directors

On October 19, 2007, the Company borrowed $1,000,000 from a member of its Board of Directors (who resigned on August 17, 2009) in order to meet its short-term cash flow requirement. This demand promissory note was unsecured and had an interest rate of 15%. Interest was payable on the first day of each month, commencing on December 1, 2007.

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors (who resigned on August 17, 2009) on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month.  The Company incurred approximately $150,000 and $150,000 of interest for the years ended December 31, 2011 and 2010, respectively.  The entire principal and interest became payable upon demand anytime after August 17, 2010.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share. The Company incurred approximately $30,000 and $30,000 of interest for the years ended December 31, 2011 and 2010, respectively.

In August 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company incurred approximately $ 7,500 and $2,759 of interest expense for the years ended December 31, 2011 and 2010, respectively.

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

NOTE 4 – TERM NOTES PAYABLE

Term notes payable consisted of the following at December 31, 2011 and 2010:
	December 31, 2011	December 31, 2010

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	330,000	450,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals	481,421	601,421

Less: Current portion	481,421	601,421

Term Notes Payable - Long term portion	$0	$0

Accrued interest payable on the term notes payable was $676,269 and $411,522 at December 31, 2011 and 2010, respectively.

The Company is in default on all of the notes payable and expects to repay all the notes payables from the proceeds it receives on the first asset recovery it makes.

NOTE 5 – JUDGMENTS PAYABLE

Judgments Payable consisted of the following at December 31, 2011 and 2010:
	December 31, 2011	December 31, 2010

Judgment awarded to Esox Designs, Inc. for $179,166.63 granted by Ninth Judicial District Court, Crow Wing County, State of Minnesota on October 28, 2009. $26,629 was paid on the judgment in 2010.	$152,538	$152,538

Jabez Development, LLC sued the Company for non-payment of a note. On October 11, 2010, the Fourth Judicial District Court of Hennepin County, State of Minnesota confirmed an American Arbitration Award and granted Jabez Development, LLC a judgment in the amount of $509,600 and continuing accrued interest at the rate of 9%.	553,114	517,556

Altus Brands II, LLC sued the Company for non-payment of a note. On October 21, 2010, the United States District Court, District of Minnesota granted Altus Brands II, LLC a judgment in the amount of $289,886.88.	289,887	289,887

Fishhawk sued the Company for non-payment of a note. On January 28, 2010, Circuit Court of McHenry County, Illinois awarded a judgment in the amount of $74,175 plus interest at the rate of 9%. Judgment converted to receivership in January 2011 by District Court in Harris County, Texas.	106,498	75,110

Total Judgments Payable	$1,102,037	$1,035,091

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Convertible Promissory Notes consisted of the following notes and discounts at December 31, 2011:

September 9, 2011 convertible promissory note	$53,000
November 22, 2011 convertible promissory note	32,500
December 9, 2011 convertible promissory note	38,000
Less discounts on the convertible promissory notes	(51,600)
$71,900

The Company has entered into two Security Purchase Agreements with an accredited investor for the sale of convertible promissory notes bearing interest at 8.0% per annum.  The first note dated September 9, 2011 for $53,000 is payable on or before June 12, 2012.  The second note dated November 22, 2011 is payable on or before August 28, 2012.   Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 55% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

If any portion of the principal or accrued interest on these convertible debentures is not paid within ten (10) days of when it is due, the note shall become immediately due and payable and the Company shall pay to the noteholder in full satisfaction of its obligations hereunder, an amount equal to the greater of (i) 150% times the sum of the then outstanding principal amount of the Note plus  accrued and unpaid interest on the unpaid principle amount of the Note to the date of payment plus default interest, if any.

The Company shall have the right to prepay the principle and accrued interest of the convertible promissory notes during the first 180 days from the issue date at amount from 130% to 150%.    The Company evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes did not result in a derivative. The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes are convertible into shares of common stock at a discount to the market value of the common stock.   As required by Emerging Issues Task Force Issue 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features,” we valued the beneficial conversion feature related to the convertible promissory notes which were treated as loan discounts of $53,000 and $32,500, based on intrinsic values. The discounts related to the beneficial conversion features are being amortized over the term of the promissory notes. For the year ended December 31, 2011, the Company recognized $20,376 of interest expense related to the amortization of the discounts.

On December 9, 2011, the Company converted $40,000 of a note payable to a convertible promissory note due December 31, 2012 with interest at 15% per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

If any portion of the principal or accrued interest on these convertible debentures is not paid within ten (10) days of when it is due, the note shall become immediately due and payable and the Company shall pay to the noteholder in full satisfaction of its obligations hereunder, an amount equal to the greater of 150% times the sum of  the then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principle amount of the Note to the date of payment plus default interest, if any.  The note was fully converted ($2,000 in 2012 and $38,000 by the middle of January 2012.)   The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes are convertible into shares of common stock at a discount to the market value of the common stock.  The Company recorded a discount equal to the value of the convertible promissory note and amortized the total discount to interest expense in 2012.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Accrued consulting fees	$809,951	$574,955

Accrued commissions	71,033	71,033

Accrued interest expense	676,269	411,522

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$1,713,145	$1,213,402

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On June 1, 2011, the Company held a shareholders’ meeting and by majority voted authorized amendments to its articles of incorporation to increase its authorized shares of common stock from 25,000,000 to 1,000,000,000 and change its par value from $.16 per share to $0.0001 per shares.  The Company’s shareholders also voted in favor of a 10 to 1 forward split of its common stock.  The common stock account was reduced by $3,864,709  to adjust it to the new par value of $0.0001 per share outstanding and the additional paid in capital accounts was increased by the same $3,864,709 amount.   At December 31, 2011, there were 320,732,363 shares of common stock issued and outstanding.   Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

During the three months ended December 31, 2011, the Company issued 30,974,023 shares for the conversion of $82,000 of notes payable.

During the three months ended December 31, 2011, the Company issued 5,000,000 for legal services and valued the shares at $50,000.

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

Preferred Stock

At the shareholder’s meeting on June 1, 2011 referred to above, the shareholders voted to authorize the issuance of up to 50,000,000 shares of preferred stock, $0.0001 par value ("Preferred Stock"). The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the Preferred Stock.

In August 2011, the Company issued 15,000,000 and 5,000,000 shares of its preferred stock to its chief Executive Officer and Chief Financial Officer, respectively, and valued the preferred shares at their par value equal to a total value of $2,000.   These preferred shares are convertible at preferred shareholders’ option at the rate of one preferred share for ten shares of common stock.  The  holders of these preferred shares have voting rights equal to fifty votes per preferred shares on any matters voted on by the Company’s shareholders, but not to exceed the difference between the authorized common stock shares and the actual issued and outstanding common shares.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Warrants

In 2010, the Company issued 50,000 warrants to a creditor exercisable at $0.50 per shares.  The warrants were exercised on March 1, 2011.    The Company valued the warrants at $12,000 based on the Black Scholes method using the assumptions of; exercise price of $0.50 per share; value on date of measurement of $0.25 per share; one year term; computed volatility of 450%; annual dividend of 0; and discount rate of .64%.

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

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows:

	2011	2010

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31:

	2011	2010
Deferred Tax Assets
Net operating loss carryforwards	$1,937,800	$1,353,000
Deferred compensation	0	0
Other allowances	0	0
Total	1,937,800	1,353,000
Less valuation allowances	(1,937,800)	(1,353,000)
Deferred Tax Asset	$0	$0

Deferred Tax Liabilities
Depreciation & amortization	$0	$0

Net long-term deferred tax asset	$0	$0

The change in the valuation allowance was $584,800 and $839,000 for the years ended December 31, 2011 and 2010, respectively.  There was an 80% change in ownership control in 2009 making it highly unlikely that subject to limitations set forth in Internal Revenue Code 382, the Company will be able to carry forward any benefits of the deferred tax assets created before the change in ownership.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the Swordfish Financial change in ownership, which amounted to $817,058 and $606,570 for the years ended December 31, 2011 and 2010, respectively.

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

The Company has federal and state net operating losses of approximately $1,937,800 available at December 31, 2011 which, if not used, will begin to expire in 2025. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

NOTE 10 - DEFERRED RETIREMENT BENEFITS

The Company has retirement benefit agreements with past employees, which are funded by life insurance. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs were recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $438,782 at December 31, 2011 and 2010.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

            Employment Agreement

The Company has no employment agreements as of December 31, 2011.

            Other Commitments

The Company has an obligation of $591,315 relating to a research and development consulting agreement with an outside entity that exist from the period prior to the merger/acquisition agreement.  The agreement had two components requiring monthly installments of $14,583 for research and development services and $8,333 for product support services.  At December 31, 2011 the amount remaining to be accrued on the agreement was $0.  The Company recognized $174,996 of expense relating to this agreement for the year ended December 31, 2011, which is included in general and administrative expense.

The Company has an obligation of $166,911relating to a research and development consulting agreement with an outside entity that exist from the period prior to the merger/acquisition agreement.  The agreement has two components for monthly installments of $5,000 for research and development services and $4,166 for product support services.  At December 31, 2011 the amount remaining to be accrued on the agreement was $0.  The Company recognized $60,000 of expense relating to this agreement for the year ended December 31, 2011, which is included in general and administrative expense.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Current Officer and Director Promissory Note to Company

On August 14, 2009, the Company, (formerly Nature Vision, Inc.), closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., a Texas corporation, pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The note bears interest at the rate of 5% per annum.  As the date of this filing, no payments have been made on the promissory note and accrued interest.  The Company expects to be paid in full by the Texas corporation.

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

NOTE 13 – CONCENTRATIONS AND OTHER RISKS

The Company had no major customers or suppliers as of December 31, 2011 and 2010 as the operations of the former company, Nature Vision, were discontinued as the result of the M&I Business Credit LLC foreclosure and sell-off of the Company’s assets in 2009.    The Company is now concentrating on the recovery of assets assigned to the Company, which when recovered will be use to retire the Company’s debits and  invest in other operations deemed appropriate by the management.

NOTE 14 - SUPPLEMENTAL CASH FLOWS

	2011	2010
Supplemental Cash Flow Disclosures
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

Noncash investing and financing activities
Fair value of common stock issued for services	$360,000	$1,583,040

NOTE 15 - RETIREMENT PLAN

The Company had a 401(K) Employee Retirement Plan that was terminated in 2009.

 NOTE 16 –SUBSEQUENT EVENTS

In January 2012, the Company issued 17,808,547 shares for the conversion of $38,000 of convertible notes payable.

In January and February 2012, the Company issued 69,968,750 shares of restricted common stock to individuals in private placements for a total of $85,350.

In January and February 2012, the Company issued 22,500,000 shares of restricted common stock to its Chief Executive Officer for services and valued the shares at $0.001 per share.

In January and February 2012, the Company issued 22,500,000 shares of restricted common stock to its Chief Financial Officer for services and valued the shares at $0.001 per share.

In February 2012, the Company issued 36,363,636 shares for the conversion of $40,000 of convertible notes payable.

In February 2012, the Company issued 14,000,000 shares for legal services valued at $70,000.

In February 2012, a judgment of $105,000 held by a receiver was purchased by a third party, who converted the debt to 76,836,110 shares of the Company’s common stock in February and March of 2012.

In March 2012, the Company issued 49,320,236 shares for the conversion of $53,000 of a convertible note payable plus $2,120 in accrued interest.