Form 10-Q
period 2012-03-31
SWORDFISH FINANCIAL, INC.
filed 2012-05-18
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of May 1, 2012, was 637,829,642.   The registrant has no other classes of securities outstanding.

SWORDFISH FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

	Unaudited
	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$17,619	$26,332
Accounts Receivable, net	0	0
Note Receivable – Related Party	3,500,000	3,500,000
Accrued Interest Receivable – Related Party	459,375	415,625
Total Current Assets	3,976,994	3,941,957

PROPERTY AND EQUIPMENT, NET	599	649
TOTAL ASSETS	$3,977,593	$3,942,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Term Notes Payable	$441,421	$481,421
Note Payable – Affiliates, net of discounts of $0 and $4,164	1,250,000	1,245,836
Judgments Payable	1,004,183	1,102,037
Convertible Notes Payable, net of discounts of $72,196 and $25,600	25,304	71,900
Current Portion of Deferred Retirement Benefits	270,042	245,738
Accounts Payable	820,182	820,182
Advances from shareholders	141,950	106,950
Accrued Expenses	1,773,980	1,713,145
Total Current Liabilities	5,727,062	5,787,209

LONG-TERM LIABILITIES
Long-term Debt, Net of Current Portion	0	0
Deferred Retirement Benefits, Net of Current Portion	168,740	193,044
Total Non-Current Liabilities	168,740	193,044

Total Liabilities	5,895,802	5,980,253

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 Par Value Per Share, 50,000,000 Shares Authorized, Issued and Outstanding at March 31, 2012 and December 31, 2011 were 20,000,000, respectively	2,000	2,000
Common Stock, $0.0001 Par Value per Share 1,000,000,000 Shares Authorized, Issued and Outstanding at March 31, 2012 and December 31, 2011 were 630,829,642 and 320,732,363, respectively	63,083	32,073
Additional Paid-In Capital	7,756,280	6,876,820
Accumulated Deficit	(9,739,572)	(8,948,540)
Total Stockholders’ Equity	(1,918,209)	(2,037,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,977,593	$3,942,606

See accompanying notes to condensed consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2012 and 2011

	2012	2011

OPERATING EXPENSES
General and Administrative	$493,281	$400,921

Total Operating Expenses	493,281	400,921

LOSS FROM OPERATIONS	(493,281)	(400,921)

OTHER INCOME (EXPENSE)
Interest expense	(341,669)	(130,033)
Interest income	43,750	43,750
Other income	168	0

Net Other Expenses	(297,751)	(86,283)

LOSS FROM OPERATIONS BEFORE TAXES	(791,032)	(487,204)

PROVISION FOR INCOME TAX BENEFIT	0	0

NET LOSS	$(791,032)	$(487,204)

Loss from operations per common share
Basic	$(0.002)	$(0.02)
Diluted	$(0.002)	$(0.02)

Net loss per common share
Basic	$(0.002)	$(0.02)
Diluted	$(0.002)	$(0.02)

Weighted average common shares
Basic	447,293,751	243,594,450
Diluted	447,293,751	243,594,450

See accompanying notes to condensed consolidated financial statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2012 and 2011

	2012	2011

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net loss	$(791,032)	$(487,204)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation expense	50	50
Stock based compensation	299,000	160,000
Amortization of debt discount	48,568	8,334
Discounts on convertible notes payable	290,120	0
Changes in operating assets and liabilities
Accounts receivable	0	8,500
Accrued interest receivable – related party	(43,750)	(43,750)
Accounts payable	0	0
Judgments payable	7,146	10,486
Accrued expenses	60,835	173,939

Net Cash Flows from (Used In) Operating Activities	(129,063)	(169,645)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	0	0

Net Cash Flows from (used in) Investing Activities	0	0

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Advances from shareholders	35,000	(71,100)
Sale of common stock	85,350	258,120

Net Cash Flows from (used in) Financing Activities	120,350	187,020

Net Change in Cash and Cash Equivalents	(8,713)	17,375

CASH AND CASH EQUIVALENTS - January 1, 2011 and 2010	26,332	14,796

CASH AND CASH EQUIVALENTS - March 31, 2011 and 2010	$17,619	$32,171

See accompanying notes to condensed consolidated financial statements.

SWORDFISH FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           REFERENCE TO THE COMPANY

References to “we”, “us”, “our”, “Swordfish” or the “Company” in these notes to the consolidated financial statements refer to Swordfish Financial, Inc., a Minnesota corporation, and its subsidiaries.

NATURE OF OPERATIONS

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”) as Nature Vision, Inc. designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets.  Based on the limited assets, product lines and resources remaining after the M&I Business Credit LLC liquidation in 2009, the Company has decided that there were not enough remaining of the Nature Vision operations to continue as an outdoor recreations products company and will concentrate on the business on being an asset recovery company and using the financial resources recovered to retire the Company’s debts and invest in other businesses domestically and internationally.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $791,032 and $487,204, respectively, for the three months ended March 31, 2012 and 2011 and had an accumulated deficit of $9,739,572 as of March 31, 2012.  We have managed our liquidity during the first part of 2012 through the sale of common stock.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2012 without realizing one of its recovery projects, raising additional capital or issuing debt instruments.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs.

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated balance sheet at March 31, 2012 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. The unaudited interim condensed consolidated balance sheet and condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months ended March 31, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.

The results of the Company’s operations for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable, in excess of the provided allowance, are determined to be uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts when deemed necessary.  The Company did not deem it necessary to provide an allowance at March 31, 2012 and December 31, 2011, respectively.

            NOTE RECEIVABLE -RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., a Texas corporation  (which is controlled by the Company’s Chairman of the Board, President, Chief Executive Officer and majority shareholder)  pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The Company expects for the note and accrued interest to be paid by the shareholders of the Texas corporation.  The note bears interest at the rate of 5% per annum the note and the related accrued interest at March 31, 2012 was $459,375.  The Company expects to collect the balance of the note and accrued interest from the Texas corporation.

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

BASED COMPENSATION

In accordance with ASC Topic 718, “Compensation – Stock Compensation,” cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of ASC Topic 718, “Compensation – Stock Compensation,” such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the three months ended March 31, 2012.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the quarter ended March 31, 2012 and 2011.

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders equity.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2006. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:
	March 31, 2012	December 31, 2011

Office furniture and equipment	$944	$944
Less: Accumulated depreciation	(345)	(295)

Net	$599	$649

Depreciation expense of $50 and $50 was recorded for the three months ended March 31, 2012 and 2011, respectively.

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

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors (who resigned on August 17, 2009) on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month.  The Company incurred  $37,500 of interest for the three months ended March 31, 2012 and   2011, respectively.  The entire principal and interest became payable upon demand anytime after August 17, 2010.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share. The Company incurred  $7,500 of interest for the three months ended March 31, 2012 and 2011, respectively.

In August 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company incurred  $1,875 of interest for the three months ended March 31, 2012 and 2011, respectively.

As the result of the $200,000 and $50,000 promissory notes being convertible into the Company’s common stock they were evaluated under ASC470-20 and considered in the money on their dates of issuance resulting in an embedded beneficial conversion feature.  The conversion price of $.10 per share compared to the market price of $.40 computed to a $.30 per share intrinsic value related to each note which the Company recorded as discount of $200,000 on the $200,000 promissory note and $50,000 on the $50,000 note, as the discounts were capped at the note value.  For the year ended December 31, 2010, the Company amortized as interest expense $200,000 the entire discount recorded on the $200,000 promissory note as payment can be demanded at anytime.   For the year ended December 31, 2010, the Company amortized as interest expense $12,500 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.  For the three months ended March  31, 2014, the Company amortized as interest expense $4,164 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.

NOTE 4 – TERM NOTES PAYABLE

Term notes payable consisted of the following at March 31, 2012 and December 31, 2011:
	March 31, 2012	December 31, 2011

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	$290,000	$330,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals Term Notes Payable	$441,421	$481,421

Accrued interest payable on the term notes payable was $214,903 and $201,251 at March 31, 2012 and December 31, 2011, respectively.

The Company is in default on all of the notes payable and expects to repay all the notes payables from the proceeds it receives on the first asset recovery it makes.

NOTE 5 – JUDGMENTS PAYABLE

Judgments Payable consisted of the following at March  31, 2012 and  December 31, 2011:

	March 31, 2012	December 31, 2011

Judgment awarded to Esox Designs, Inc. for $179,166.63 granted by Ninth Judicial District Court, Crow Wing County, State of Minnesota on October 28, 2009. $26,629 was paid on the judgment in 2010.	$152,538	$152,538

Jabez Development, LLC sued the Company for non-payment of a note. On October 11, 2010, the Fourth Judicial District Court of Hennepin County, State of Minnesota confirmed an American Arbitration Award and granted Jabez Development, LLC a judgment in the amount of $509,600 and continuing accrued interest at the rate of 9%.	561,758	517,556

Altus Brands II, LLC sued the Company for non-payment of a note. On October 21, 2010, the United States District Court, District of Minnesota granted Altus Brands II, LLC a judgment in the amount of $289,886.88.	289,887	289,887

Fishhawk sued the Company for non-payment of a note. On January 28, 2010, Circuit Court of McHenry County, Illinois awarded a judgment in the amount of $74,175 plus interest at the rate of 9%. Judgment converted to receivership in January 2011 by District Court in Harris County, Texas. In February 2012, the receiver sold the debt to A third party that then converted the debt to 76,836,110 shares of common stock.	0	106,498

Total Judgments Payable	$1,004,183	$1,102,037

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Convertible Promissory Notes consisted of the following notes and discounts at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

September 9, 2011 convertible promissory note	$0	$53,000
November 22, 2011 convertible promissory note	32,500	32,500
December 9, 2011 convertible promissory note	0	38,000
January 19, 2012 convertible promissory note	32,500	0
February 22, 2012 convertible promissory note	32,500	0
Less discounts on the convertible promissory notes	(72,196)	(51,600)
Convertible Promissory Notes, Net of Discounts	$25,304	$71,900

The Company has entered into various Security Purchase Agreements with an accredited investor for the sale of convertible promissory notes bearing interest at 8.0% per annum. The first note dated September 9, 2011 for $53,000 is payable on or before June 12, 2012.  This note plus $2,120 in accrued interest was converted to 49,320,236 shares of common stock in March of 2012.

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

The third note dated December 9, 2011, is the result of the Company converting a $40,000 of a note payable to a convertible promissory note due December 31, 2012 with interest at 15% per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.  The note was fully converted ($2,000 in 2012 and $38,000 by the middle of January 2012.)   The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes are convertible into shares of common stock at a discount to the market value of the common stock.  The Company recorded a discount equal to the value of the convertible promissory note and amortized the total discount to interest expense in 2012.

The fourth note dated January 18, 2012 is payable on or before October 19, 2012.   Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 55% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

The fifth note dated March 12, 2012 is payable on or before December 14, 2012.   Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 55% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Accrued consulting fees	$809,951	$809,951

Accrued commissions	71,033	71,033

Accrued interest expense	737,104	676,269

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$1,773,980	$1,713,145

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001per share.  At March 31, 2012, there were 630,829,642 shares of common stock issued and outstanding.   Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

During the three months ended March 31, 2012, the Company issued 69,968,750 shares of its restricted common stock in private placements for a total of $85,350.

During the three months ended March 31, 2012, the Company issued 800,000 share of its restricted common stock for consulting services and valued the shares at $4,000.

During the three months ended March 31, 2012, the Company issued 14,000,000 share of its restricted common stock for legal services and valued the shares at $70,000.

During the three months ended March 31, 2012 the Company issued its Chief Executive Officer and Chief Financial Officer, each, 22,500,000 shares of restricted common stock as stock based compensation and valued the shares at $112,500.

During the three months ended March 31, 2012, the Company issued 180,328,529 shares of common stock for the conversion notes payable totaling $238,120.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001per share.  At March 31, 2012, there were 20,000,000 shares of common stock issued and outstanding.   The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the Preferred Stock.

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

NOTE 8 -  INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the three months ended  March 31:

	2012	2011

Current	$-	$-
Deferred	-	-
Total Provision for (Benefit from) Income Taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31 to the Company’s effective rate is as follows:

	2012	2011

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts:

	3/31/2012	12/31/2011
Deferred Tax Assets
Net operating loss carryforwards	$1,100,000	$1,296,000
Deferred compensation	0	0
Other allowances	0	0
Total	1,100,000	1,296,000
Less valuation allowances	(1,100,000)	1,296,000)
Deferred Tax Asset	$0	$0

Deferred Tax Liabilities
Depreciation & amortization	$0	$0

Net long-term deferred tax asset	$0	$0

The change in the valuation allowance was $196,000 for the three months ended March 31, 2012.  There was an 80% change in ownership control in 2009 making it highly unlikely that subject to limitations set forth in Internal Revenue Code 382, the Company will be able to carry forward any benefits of the deferred tax assets created before the change in ownership.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the Swordfish Financial change in ownership, which amounted to $1,100,000 at March 31, 2012.

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

The Company has federal and state net operating losses of approximately $1,100,000 available at March 31, 2012 which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

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

 NOTE 10 - COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company has a research and development consulting agreement with an outside entity that exist from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $14,583 for research and development services and $8,333 for product support services.  At March 31, 2012 the full amount of the agreement has been accrued.  The Company recognized $68,748 of expense relating to this agreement for the three months ended March 31, 2011, which is included in administrative expense.

The Company has a research and development consulting agreement with an outside entity that exists from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $5,000 for research and development services and $4,166 for product support services.  At March 31, 2012 the full amount of the agreement has been accrued.  The Company recognized $27,498 of expense relating to this agreement for the three months ended March 31, 2011, which is included in administrative expense.

Legal Proceedings

            Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded above in Note 5 – Judgments Payable.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 7 - SUPPLEMENTAL CASH FLOWS

	2012	2011
Supplemental Cash Flow Disclosures
Cash paid for interest	$0	$0
Cash paid for income taxes	0	0

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

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.  As discussed in Note 1 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Operating Expenses

Total operating expenses were $493,281for the three months ended March 31, 2012 compared to $400,921 for the three months ended March 31, 2011.  The primary expenses for the three months ended March 31, 2012 were legal fees of $75,000, consulting fees of $24,700, management fees of $33,500, recovery project expenses of $93,361 and stock based expense of $225,000.    The primary expenses for the three months ended March 31, 2011 were consulting fees of $96,246 on carryover product design agreements, management fees of $45,000, recovery project expenses of $57,509  and stock based expense of $160,000.

Other Income and Expenses

Other expense are primarily composed of interest expense accrued on the Company’s outstanding notes payable.  Interest income is accrued interest on the note receivable – affiliates.

Loss from Operations

The Company recognized a loss from operations of $493,281 for the three months ended March 31, 2012, compared to a loss from operations of $400,921 for the three months ended March 31, 2011.  The $92,360 increase in the loss from operations is primarily related to an increase in recovery project expenses of $35,852 and the increase of $65,000 in stock based expense.

Net Loss

The Company recognized a net loss of $791,032for the three months ended March 31, 2012 compared to a net loss of $487,204 for the three months ended March 31, 2011.  The increase of $303,828 in the net loss is primarily related to the increase in recovery project expenses of $35,852, the increase of $65,000 in stock based expense and the increase of $211,336 in interest expense.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended March 31:

(thousands)	2012	2011
Cash provided by (used for):
Operating activities	$(129,063)	$(169,645)
Investing activities	0	0
Financing activities	120,350	187,200
Increase (decrease) in cash and cash equivalents	$(8,713)	$17,375

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $791,032 and $487,204 respectively, for the three months ended March 31, 2012 and 2011 and had an accumulated deficit of $9,739,572 as of March 31, 2012.  We have managed our liquidity during the first quarter of 2012 through the sale of common stock.

Despite cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2012 without realizing one of its recovery projects, raising additional capital or issuing debt instruments.

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

The Company believes that the effect of inflation has not been material during the three months ended March 31, 2012.

Off-Balance Sheet Financing Arrangements

As of March 31, 2012, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011 in  Management’s Discussion and Analysis of Financial Condition and Results of Operations  under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2012.

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

          In March 2012, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

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

Management's Remediation Initiatives
Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization as we obtain the necessary operating funds.  As funds become available, we will undertake to: (1) create a position to segregate duties  consistent with control  objectives,  (2) increase our personnel resources and technical  accounting  expertise within the accounting  function (3) appoint one or more  outside  directors to our board of directors  who shall be appointed to a Company  audit  committee  resulting in a fully  functioning  audit  committee  who will  undertake  the  oversight in the establishment and monitoring of required  internal controls and procedures;  and (4) prepare and implement  sufficient written policies and checklists which will set forth procedures for accounting and financial  reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, the Company issued 69,968,750 shares of its restricted common stock in private placements for a total of $85,350.

During the three months ended March 31, 2012, the Company issued 800,000 share of its restricted common stock for consulting services and valued the shares at $4,000.

During the three months ended March 31, 2012, the Company issued 14,000,000 share of its restricted common stock for legal services and valued the shares at $70,000.

During the three months ended March 31, 2012 the Company issued its Chief Executive Officer and Chief Financial Officer, each, 22,500,000 shares of restricted common stock as stock based compensation and valued the shares at $112,500.

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

SWORDFISH FINANCIAL, INC.

Date: May 18, 2012	By:	/s/ Michael Alexander
Its: Chief Executive Officer and President

Date: May 18, 2012	By:	/s/ Randy Moseley
Its: Chief Financial Officer