Form 10-Q
period 2012-06-30
SWORDFISH FINANCIAL, INC.
filed 2012-08-14
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of July 31, 2012, was 667,583,032.   The registrant has no other classes of securities outstanding.

SWORDFISH FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2012 and December 31, 2011

	Unaudited
	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$7,978	$26,332
Accounts Receivable, net	0	0
Note Receivable – Related Party	3,500,000	3,500,000
Accrued Interest Receivable – Related Party	503,125	415,625
Total Current Assets	4,011,103	3,941,957

PROPERTY AND EQUIPMENT, NET	549	649
TOTAL ASSETS	$4,011,652	$3,942,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Term Notes Payable	$441,421	$481,421
Note Payable – Affiliates, net of discounts of $0 and $4,164	1,250,000	1,245,836
Judgments Payable	1,013,121	1,102,037
Convertible Notes Payable, net of discounts of $72,196 and $25,600	32,522	71,900
Current Portion of Deferred Retirement Benefits	294,346	245,738
Accounts Payable	820,182	820,182
Advances from shareholders	160,650	106,950
Accrued Expenses	1,834,817	1,713,145
Total Current Liabilities	5,847,059	5,787,209

LONG-TERM LIABILITIES
Deferred Retirement Benefits, Net of Current Portion	144,436	193,044
Total Non-Current Liabilities	144,436	193,044

Total Liabilities	5,991,495	5,980,253

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 Par Value Per Share, 50,000,000 Shares Authorized, Issued and Outstanding at June 30, 2012 and December 31, 2011 were 20,000,000, respectively	2,000	2,000
Common Stock, $0.0001 Par Value per Share 1,000,000,000 Shares Authorized, Issued and Outstanding at June 30, 2012 and December 31, 2011 were 666,083,032 and 320,732,363, respectively	66,608	32,073
Additional Paid-In Capital	7,806,555	6,876,820
Accumulated Deficit	(9,855,006)	(8,948,540)
Total Stockholders’ Equity	(1,979,843)	(2,037,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,011,652	$3,942,606

See accompanying notes to condensed consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Three Months and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
OPERATING EXPENSES:
General and
administrative	$52,706	$208,639	$545,987	$609,560
Total Operating Expenses	52,706	208,629	545,987	609,560

LOSS FROM OPERATIONS	(52,706)	(208,629)	(545,987)	(609,560)

OTHER INCOME:
Interest expense	(110,792)	(75,076)	(452,461)	(205,109)
Interest income	43,750	43,750	87,500	87,500
Other income	4,314	4,445	4,482	4,445
Net Other Expense	(62,828)	(26,881)	(360,479)	(113,164)

NET (LOSS)	$(115,434)	$(235,520)	$(906,466)	$(722,724)

Net loss per share:
Basic and diluted net
Income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding:
Basic and diluted	499,904,199	248,828,893	499,904,199	248,828,893

See accompanying notes to condensed consolidated financial statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2012 and 2011

	2012	2011

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net loss	$(906,466)	$(722,725)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation expense	100	100
Stock based compensation	299,000	210,000
Amortization of debt discount	89,586	16,668
Discounts on convertible notes payable	290,120	0
Changes in operating assets and liabilities
Accounts receivable	0	8,500
Accrued interest receivable – related party	(87,500)	(87,500)
Accounts payable	0	0
Judgments payable	16,084	20,973
Accrued expenses	121,672	326,441

Net Cash Flows from (Used In) Operating Activities	(177,404)	(227,543)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	0	0

Net Cash Flows from (used in) Investing Activities	0	0

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Advances from shareholders	53,700	(46,100)
Sale of common stock	105,350	273,120

Net Cash Flows from (used in) Financing Activities	159,050	227,020

Net Change in Cash and Cash Equivalents	(18,354)	(523)

CASH AND CASH EQUIVALENTS - January 1, 2012 and 2011	26,332	14,796

CASH AND CASH EQUIVALENTS – June 30, 2012 and 2011	$7,978	$14,273

See accompanying notes to condensed consolidated financial statements.

SWORDFISH FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $906,466 and $722,724, respectively, for the six months ended June 30, 2012 and 2011 and had an accumulated deficit of $9,855,006 as of June 30, 2012.  We have managed our liquidity during the first part of 2012 through the sale of common stock and advances from shareholders.

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

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated balance sheet at June 30, 2012 and the condensed consolidated statements of operations and cash flows for the six months ended June 30, 2012 and 2011 are unaudited. The unaudited interim condensed consolidated balance sheet and condensed consolidated statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the six months ended June 30, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.

The results of the Company’s operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

ACCOUNTS RECEIVABLE

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable are due based on agreed upon customer terms. Accounts receivable are considered past due once they are over the due date of these terms. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance, are determined to be uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off after all collection efforts have failed. Accounts receivable have been reduced by an allowance for uncollectible accounts when deemed necessary.  The Company did not deem it necessary to provide an allowance at June 30, 2012 and December 31, 2011, respectively.

            NOTE RECEIVABLE -RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., a Texas corporation  (which is controlled by the Company’s Chairman of the Board, President, Chief Executive Officer and majority shareholder)  pursuant to which the Company sold an aggregate of 10,987,417 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The Company expects for the note and accrued interest to be paid by the shareholders of the Texas corporation.  The note bears interest at the rate of 5% per annum the note and the related accrued interest at June 30, 2012 was $503,125.  The Company expects to collect the balance of the note and accrued interest from the Texas corporation.

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

BASED COMPENSATION

In accordance with ASC Topic 718, “Compensation – Stock Compensation,” cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from January 1, 2006. Prior to adoption of ASC Topic 718, “Compensation – Stock Compensation,” such excess income tax benefits were presented as operating cash flows. There were no cash flows from income tax benefits for the six months ended June 30, 2012.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the six months ended June 30, 2012 and 2011.

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

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. We are assessing the impact of ASU 2011-11 on our disclosures.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:
	June 30, 2012	December 31, 2011

Office furniture and equipment	$944	$944
Less: Accumulated depreciation	(395)	(295)

Net	$549	$649

Depreciation expense of $100 and $100 was recorded for the six months ended June 30, 2012 and 2011, respectively.

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

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors (who resigned on August 17, 2009) on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month.  The Company incurred  $75,000 of interest for the six months ended June 30, 2012 and   2011, respectively.  The entire principal and interest became payable upon demand anytime after August 17, 2010.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share. The Company incurred $15,000 of interest for the six months ended June 30, 2012 and 2011, respectively.

In August 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company incurred $3,750 of interest for the six months ended June 30, 2012 and 2011, respectively.

As the result of the $200,000 and $50,000 promissory notes being convertible into the Company’s common stock they were evaluated under ASC470-20 and considered in the money on their dates of issuance resulting in an embedded beneficial conversion feature.  The conversion price of $.10 per share compared to the market price of $.40 computed to a $.30 per share intrinsic value related to each note which the Company recorded as discount of $200,000 on the $200,000 promissory note and $50,000 on the $50,000 note, as the discounts were capped at the note value.  For the year ended December 31, 2010, the Company amortized as interest expense $200,000 the entire discount recorded on the $200,000 promissory note as payment can be demanded at anytime.   For the year ended December 31, 2010, the Company amortized as interest expense $12,500 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.  For the six months ended June 30, 2012, the Company amortized as interest expense $4,164 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue.

NOTE 4 – TERM NOTES PAYABLE

Term notes payable consisted of the following at June 30, 2012 and December 31, 2011:
	June 30, 2012	December 31, 2011

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	$290,000	$330,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals Term Notes Payable	$441,421	$481,421

Accrued interest payable on the term notes payable was $228,555 and $201,251 at June 30, 2012 and December 31, 2011, respectively.

The Company is in default on all of the notes payable and expects to repay all the notes payables from the proceeds it receives on the first asset recovery it makes.

NOTE 5 – JUDGMENTS PAYABLE

Judgments Payable consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Judgment awarded to Esox Designs, Inc. for $179,166.63, granted by Ninth Judicial District Court, Crow Wing County, State of Minnesota on October 28, 2009. $26,629 was paid on the judgment in 2010.	$152,538	$152,538

Jabez Development, LLC sued the Company for non-payment of a note. On October 11, 2010, the Fourth Judicial District Court of Hennepin County, State of Minnesota confirmed an American Arbitration Award and granted Jabez Development, LLC a judgment in the amount of $509,600 and continuing accrued interest at the rate of 9%.	561,758	517,556

Altus Brands II, LLC sued the Company for non-payment of a note. On October 21, 2010, the United States District Court, District of Minnesota granted Altus Brands II, LLC a judgment in the amount of $289,886.88.	289,887	289,887

Fishhawk sued the Company for non-payment of a note. On January 28, 2010, Circuit Court of McHenry County, Illinois awarded a judgment in the amount of $74,175 plus interest at the rate of 9%. Judgment converted to receivership in January 2011 by District Court in Harris County, Texas. In February 2012, the receiver sold the debt to A third party that then converted the debt to 76,836,110 shares of common stock.	0	106,498

Total Judgments Payable	$1,004,183	$1,102,037

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Convertible Promissory Notes consisted of the following notes and discounts at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

September 9, 2011 convertible promissory note	$0	$53,000
November 22, 2011 convertible promissory note	0	32,500
December 9, 2011 convertible promissory note	0	38,000
January 19, 2012 convertible promissory note	32,500	0
February 22, 2012 convertible promissory note	32,500	0
Less discounts on the convertible promissory notes	(32,478)	(51,600)
Convertible Promissory Notes, Net of Discounts	$32,522	$71,900

The Company has entered into various Security Purchase Agreements with an accredited investor for the sale of convertible promissory notes bearing interest at 8.0% per annum. The first note dated September 9, 2011 for $53,000 is payable on or before June 12, 2012.  This note plus $2,120 in accrued interest was converted to 49,320,236 shares of common stock in March of 2012.

The second note dated November 22, 2011 is payable on or before August 28, 2012.   Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 55% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.  The note was fully converted  in May 2012.   The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes are convertible into shares of common stock at a discount to the market value of the common stock.  The Company recorded a discount equal to the value of the convertible promissory note and amortized the total discount to interest expense in 2012.

The third note dated December 9, 2011, is the result of the Company converting a $40,000 of a note payable to a convertible promissory note due December 31, 2012 with interest at 15% per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.  The note was fully converted  in June 2012.   The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes are convertible into shares of common stock at a discount to the market value of the common stock.  The Company recorded a discount equal to the value of the convertible promissory note and amortized the total discount to interest expense in 2012.

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Accrued consulting fees	$809,951	$809,951

Accrued commissions	71,033	71,033

Accrued interest expense	797,941	676,269

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$1,834,817	$1,713,145

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001per share.  At June 30, 2012, there were 666,083,032 shares of common stock issued and outstanding.   Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

During the three months ended June 30, 2012, the Company issued 26,891,377 shares of its restricted common stock in private placements for a total of $36,000.

During the three months ended June 30, 2012, the Company issued 20,987,013 shares of common stock for the conversion notes payable and accrued interest totaling $33,800.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001per share.  At June 30, 2012, there were 20,000,000 shares of common stock issued and outstanding.   The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the Preferred Stock.

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

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the six months ended June 30 to the Company’s effective rate is as follows:
	2012	2011

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts:

	6/30/2012	12/31/2011
Deferred Tax Assets
Net operating loss carryforwards	$1,152,000	$1,296,000
Deferred compensation	0	0
Other allowances	0	0
Total	1,152,000	1,296,000
Less valuation allowances	(1,152,000)	1,296,000)
Deferred Tax Asset	$0	$0

Deferred Tax Liabilities
Depreciation & amortization	$0	$0

Net long-term deferred tax asset	$0	$0

The change in the valuation allowance was $52,000 for the six months ended June 30, 2012.  There was an 80% change in ownership control in 2009 making it highly unlikely that subject to limitations set forth in Internal Revenue Code 382, the Company will be able to carry forward any benefits of the deferred tax assets created before the change in ownership.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the Swordfish Financial change in ownership, which amounted to $1,152,000 at June 30, 2012.

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

The Company has federal and state net operating losses of approximately $1,152,000 available at June 30, 2012 which, if not used, will begin to expire in 2024. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

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

Former Officer and Director Loans to Company

In October 2008, the Company borrowed $700,000 from Jeffrey P. Zernov, its former Chief Executive Officer (Mr. Zernov resigned on August 17, 2009), in order to meet its short-term cash flow requirements. This promissory note was unsecured and had an interest rate of 15%. The entire principal and accrued interest was payable on January 1, 2009, of which the Company paid $250,000 in January 2009 and $160,0000 has been purchased  and converted to common stock by a third party (the maturity date was extended to August 17, 2010 by agreement).  The balance owing at June 30, 2012 is $290,000.  The Company accrued $21,750 of interest on this loan during the six months ended June 30, 2012.

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to Richard P. Kiphart, a member of its Board of Directors (Mr. Kiphart resigned on August 17, 2009), in October 2007.  The amended $1,000,000 demand note is held by the same former member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15% (the maturity date was extended to August 17, 2010 by agreement).  Interest is payable on the first day of each month, commencing on August 1, 2008.  The Company accrued $75,616of interest on this loan during the six months ended June 30, 2012.   The entire principal and interest is payable upon demand anytime after August 17, 2010.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand anytime after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.   The Company accrued $15,000of interest on this loan during the six months ended June 30, 2012.

In August 2010, the Company borrowed $50,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company accrued $3,750 of interest on this loan during the six months ended June 30, 2012.

 NOTE 11 - COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company had a research and development consulting agreement with an outside entity that existed from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $14,583 for research and development services and $8,333 for product support services.  At June 30, 2012 the full amount of the agreement has been accrued.  The Company recognized $68,748 of expense relating to this agreement for the six months ended June 30, 2011, which is included in administrative expense.

The Company has a research and development consulting agreement with an outside entity that exists from the period prior to the reverse merger acquisition agreement.  The agreement has two components requiring it to pay monthly installments of $5,000 for research and development services and $4,166 for product support services.  At June 30, 2012 the full amount of the agreement has been accrued.  The Company recognized $27,498 of expense relating to this agreement for the six months ended June 30, 2011, which is included in administrative expense.

Legal Proceedings

            Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded above in Note 5 – Judgments Payable.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 12 - SUPPLEMENTAL CASH FLOWS
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

Operating Expenses

Total operating expenses were $52,706 for the three months ended June 30, 2012 compared to $208,639 for the three months ended June 30, 2011.  The decrease of $155,933 for the three months ended June 30, 2012 is attributable primarily to $96,246 decrease in consulting expenses and $50,000 expense recorded for stock based compensation.

Total operating expenses were $545,987 for the six months ended June 30, 2012 compared to $609,560 for the six months ended June 30, 2011.   The decrease of $63,573 for the six months ended June 30, 2012 is attributable primarily to $167,792 decrease in consulting expenses, decrease of $21,060 in shareholder meeting expenses, $73,000 increase in legal fees, $8,704 increase in telephone expenses, and $44,792 increase in recovery project expenses.

Other Income and Expenses

Interest expense for the three and six months ended June 30, 2012 and 2011 are composed of accrued interest expense on the Company’s outstanding notes payable and judgments.  Interest income for the three and six months ended June 30, 2012 and 2011 represented accrued interest on the note receivable – related party.

Loss from Operations

The Company recognized a loss from operations of $52,706 for the three months ended June 30, 2012, compared to a loss from operations of $208,629 for the three months ended June 30, 2011.  The decrease in the pretax loss is as a result of the change in general and administrative expenses as discussed above.

The Company recognized a loss from operations of $545,987 for the six months ended June 30, 2012, compared to a loss from operations of $609,560 for the six months ended June 30, 2011.   The decrease in the pretax loss is as a result of the change in administrative expense as discussed above.

Net Loss

The Company recognized a net loss of $115,434 for the three months ended June 30, 2012 compared to a net loss of $235,520 for the three months ended June 30, 2011.  The increase in the net loss is as a result of the change in administrative expenses as discussed above.

The Company recognized a net loss of $906,466 for the six months ended June 30, 2012 compared to a net loss of $722,725 for the six months ended June 30, 2011.  The increase in the net loss is as a result of the change in administrative expenses as discussed above.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the six months ended June 30:

(thousands)	2012	2011
Cash provided by (used for):
Operating activities	$(177,404)	$(227,543)
Investing activities	0	0
Financing activities	159,050	227,020
Increase (decrease) in cash and cash equivalents	$(18,354)	$(523)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $906,466 and $722,724 respectively, for the six months ended June 30, 2012 and 2011 and had an accumulated deficit of $9,855,006 as of June 30, 2012.  We have managed our liquidity during the first six months of 2012 through advances from shareholders and the sale of common stock.

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

The Company believes that the effect of inflation has not been material during the six months ended June 30, 2012.

Off-Balance Sheet Financing Arrangements

As of June 30, 2012, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011 in  Management’s Discussion and Analysis of Financial Condition and Results of Operations  under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2012.

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

          In June 2012, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

          The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2)
inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation  of our financial  statements as of June 31, 2012 who communicated the matters to our management and board of directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, the Company issued 26,891,377 shares of its restricted common stock in private placements for a total of $36,000.

During the three months ended June 30, 2012, the Company issued 20,987,013 shares of common stock for the conversion notes payable and accrued interest totaling $33,800.

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

SWORDFISH FINANCIAL, INC.

Date: August 14, 2012	By:	/s/ Michael Alexander
Its: Chief Executive Officer and President

Date: August 14, 2012	By:	/s/ Randy Moseley
Its: Chief Financial Officer