Form 10-K
period 2012-12-31
SWORDFISH FINANCIAL, INC.
filed 2013-06-03
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 000-07475

SWORDFISH FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Independence Parkway Southlake, Texas	76092
(Address of principal executive offices)	(Zip Code)

142 WembleyWay Rockwall, Texas 75032
(Address of former principal executive offices

Registrant's telephone number (817) 845-6244

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned registrant, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or l5(d) of the Exchange Act. Yes ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on such date was approximately $1,898,966.

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 2, 2013 was764,962,300

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

Swordfish Financial, Inc.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties associated with such forward-looking statements. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; future cash needs; future operations; business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I
Item 1.    BUSINESS.

Corporate History

Swordfish Financial, Inc., (f/k/a Photo Control Corporation (1959-2004) and Nature Vision, Inc. (2004-2009))(the “Company”, “we” or “us”) was incorporated as a Minnesota corporation on August 19, 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. Upon the merger with Swordfish Financial, Inc., a Texas corporation on August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change the Company’s name to Swordfish Financial, Inc.  Our executive offices are located at 909 Independence Parkway, Southlake, TX 76092; our telephone number is (817) 845-6244; and our website is swordfishfinancial.com.

Effective June 1, 2011, the Company affected a 10:1 forward stock split of its outstanding common stock, which forward stock spit has been retroactively affected throughout this report unless otherwise stated or the context requires otherwise.

Business Operations

Until approximately June 2009, the Company operated as an outdoor recreation products company which designed and marketed primarily outdoor recreation products for the sport fishing and sport hunting markets throughout the United States and Canada. Effective approximately in September 2009, the Company changed its operations to concentrating on diversified financial asset recovery for high net worth individuals and companies with orphaned or dormant assets held in financial institutions around the world.

Effective in approximately December 2012, the Company changed its business focus to The pursuit of the acquisition of Internet media companies which provide services to home entertainment and cable business.

The Company believes that the Internet’s direct connection to homes has provided the opportunity to build out an infrastructure that is uniquely suited to deliver high quality, high definition (HD), standard definition (SD) and creatively produced TV and Radio networks with programming at a dramatically reduced price to the network creators, TV and movie producers and of course subscribers. We believe that these programs could benefit the growing community who have recognized the sincere demand for quality, entertaining, and family friendly and clean moral lifestyle.

Management believes that acquisitions in this “space” could compete with the major cable systems by providing alternative programming that the cable community does not provide and does not desire to provide, especially when combined with the top networks that the cable community does provide.  Such acquisitions could function as an addition to the present cable system in homes or as a standalone subscription service.

Letter of Intent With iPoint Television

Effective February 13, 2013, the Company entered into a Letter of Intent to acquire iPoint Television, LLC ("iPoint"). The Letter of Intent sets forth the framework pursuant to which the Company, iPoint and certain of its members will enter into a Share Exchange Agreement pursuant to which it is contemplated that the Company will exchange shares of common and preferred stock providing the members of iPoint majority voting control over the Company for over 90% of the outstanding ownership interests of iPoint. The result of the transaction will be that the members of iPoint (or certain of such members) will become the Company's majority shareholders and iPoint will become a majority owned subsidiary of the Company. The parties plan to enter into a definitive Share Exchange Agreement, provided that the closing of the acquisition is subject to certain closing conditions, including conditions typical of acquisitions of this type and size.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device. iPoint is a full service Internet Protocol television (IPTV), media entertainment company which develops applications for mobile and TV smart devices.

Information Regarding Planned Industry

According to a report by Multimedia Research Group, Inc. (“MRG”) from June 2010, the number of global IPTV subscribers (i.e., those subscribers who receive TV and similar programming via the Internet) will grow from 41.2 million at the end of 2010 to 101.7 million in 2014, a compound annual growth rate of 25.3%.  According to the same June 2010 MRG report, the global IPTV market was approximately $17.5 billion in 2010 and is forecasted to grow to approximately $46 billion by 2014, a compound annual growth rate of 27%.

Dependence On One Or A Few Major Customers

Currently the Company does not have any customers.

Intellectual Property

The Company does not currently own any patents or trademarks.

Need For Governmental Approval and Effect of Existing or Probable Governmental Regulation

Our currently planned operations and our former operations are not subject to significant government regulations or approval other than those regulations applicable to businesses generally.

Employees

 As of December 31, 2012, we had three employees, our President and Chief Executive Officer, Acting Chief Financial Officer and Chief Technology Officer.

Competition

The market for television and television related hardware and programming (and to a lesser extent, the market for entities which operate in the television industry) is vast and diverse. Numerous well-established companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company, are focusing significant resources on providing services that currently compete with and will compete with the Company's planned products and services.  These companies range from the smallest one person firms, to large multinational companies that offer a diverse, broad, and more generic set of products and services.

Compliance with Environmental Laws

We believe that we are not subject to any material costs for compliance with any environmental laws.

Item 1A:  RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.  The below risk factors do not include any risks related to our planned acquisition of iPoint and/or our planned IPTV operations (which risks we may be subject to in the future) and we plan to include risk factors regarding such additional risks at such time, if ever, as we acquire iPoint or other IPTV assets or operations.

We Have Future Capital Needs And Without Adequate Capital We May Be Forced To Cease Or Curtail Our Business Operations.

As of December 31, 2012, we had $449 of total assets; consisting solely of office equipment, no cash on hand, total liabilities of $6,176,524 and a total accumulated deficit of $10,712,387.  For the years ended December 2012 and 2011, we had no revenue and a net loss of $1,763,847 and $1,367,059, respectively.  As such, we will need to raise substantial additional capital to pay our liabilities and for any acquisition that we may undertake in the future.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   The capital available to us, if any, may be inadequate for our long-term growth and to support our operations.  If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan, or seek bankruptcy protection, which could cause any investment in the Company to become worthless.

We Have Been Contacted In Connection With Various Merger And Acquisition Opportunities And May Enter Into A Merger, Acquisition Or Similar Transaction In The Future.

We have been contacted by parties seeking to merge in us and/or acquire us and our securities, including in connection with the Letter of Intent with iPoint as described above. We have no definitive agreements in place to merge with or acquire or be acquired by any entity or individual at this time (other than the Letter of Intent, which is preliminary).  In the event that we do enter into and/or consummate a transaction, merger and/or acquisition with a separate entity or individual(s) in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders may change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a transaction, merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. Additionally, as a result of any transaction we may take on significant additional debt or liabilities and/or take on the obligations of any entities or individuals we enter into transactions with.

Our Auditor Has Raised Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have generated no revenues during the years ended December 31, 2012 and 2011. We incurred net losses of $1,763,847 in 2012 and $1,367,059 in 2011 and had an accumulated deficit of $10,799,438 as of December 31, 2012.  We have managed our liquidity during the fourth quarter of 2012 and the first quarter of 2013 through cost reduction initiatives and the proceeds from the sale of common stock and issuances of convertible notes.  The Company was in default on notes payable and outstanding judgments totaling $1,691,421 and $1,022,060 respectively, as of December 31, 2012. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that the funds borrowed from our management or generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not continue its operations. These factors among others raise substantial doubt about our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

We May Be Negatively Affected By Prior And Future Litigation, Including Judgments Or Settlements.

From time to time, we are involved in lawsuits and may be involved in other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.  As discussed below under “Item 3. Legal Proceedings” and Notes 5 and 11 to the financial statements included herein, we are currently in default in connection with the payment of various judgments which have been rendered against us in the past in legal proceedings, totaling over $1 million, which we do not currently have sufficient funds to satisfy.  Our failure to satisfy currently owed judgments and/or any future litigation the Company is involved in may have a material adverse effect on our operations, cash flow (if any) and may result in us being forced to cease our operations and/or seek bankruptcy protection, the result of which will be that any investment in the Company will become worthless.

We Face A Risk Of A Change In Control Due To The Fact That Our Current Officers And Directors Do Not Own A Majority Of Our Outstanding Commons Stock.

           Our current officers and directors hold no shares of our voting stock. As a result, our officers and directors do not exercise majority voting control over us and our shareholders who are not officers and directors of us may be able to obtain a sufficient number of votes to choose who serves as our directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline in value or become worthless.

The Success Of The Company Depends Heavily On Clark Ortiz K. Bryce Toussaint, and Noel Trevino And Their Industry Contacts.

The success of the Company will depend on the abilities of Clark Ortiz, President, Chief Executive Officer and director, K. Bryce Toussaint, director and Acting Chief Financial Officer, and Noel Trevino, Chief Technical Officer and director to generate business from their existing contacts and relationships.  The loss of Mr. Ortiz, Mr. Toussaint or Mr. Trevino will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Mr. Ortiz, Mr. Toussaint or Mr. Trevino may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we may be unable to find a suitable replacement for Mr. Ortiz, Mr. Toussaint or Mr. Trevino, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company does not have an employment agreement with Mr. Ortiz, Mr. Toussaint or Mr. Trevino.

Our Officers And Directors Lack Experience In And With The Reporting And Disclosure Obligations Of Publicly-Traded Companies.

While we rely heavily on Mr. Ortiz, Mr. Toussaint and Mr. Trevino, they lack experience in and with the reporting and disclosure obligations of publicly-traded companies and with serving as an officer or director of a publicly-traded company. Such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to our officers and directors ultimate lack of experience in our industry and with publicly-traded companies and their reporting requirements in general.

Our Growth Will Place Significant Strains On Our Resources.

The Company is currently in the planning stage, with only limited operations, and is currently seeking out potential acquisition targets and sources of revenue, and has not generated any revenues for the years ended December 31, 2012 or 2011. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as Mr. Ortiz, Mr. Toussaint and Mr. Trevino are our only officers and employees; and the Company will likely continue to have limited employees in the future. In the future, the Company may be required to manage multiple relationships with various parties and these requirements will be exacerbated in the event of further growth of the Company. The Company's systems, procedures or controls may not be adequate to support the Company's operations or the Company may be unable to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

Spam Emails Referencing The Company Were Previously Disseminated By Third Parties.

In October 2011, we were notified by OTC Markets Group that certain spam-emails containing information about our Company and our securities, which information may have been false and misleading, was being disseminated over the internet by third parties. Spam-emails, investor relation campaigns and stock promotional activities, which are not associated with or sanctioned by the Company could lead to an artificial spike in the trading price of our common stock, could be associated with third parties trying to artificially inflate the price of and trading volume of our common stock and could furthermore result in a sharp and precipitous decline in the value of our common stock once such unauthorized stock promotional activities have ceased.  Investors are encouraged not to rely on any emails, reports or other marketing materials touting the Company or our prospects, which are not approved by and/or paid by the Company.

Our Limited Operating History Makes It Difficult To Forecast Our Future Results, Making Any Investment In Us Highly Speculative.

We have a limited operating history, and our historical financial and operating information is of limited value in predicting our future operating results.  We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts.  Our current and future expense levels are based largely on our investment plans and estimates of future revenue.  As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

Our Industry Is Highly Competitive And We Face Significant Competition For Our Services.

The market for television and television related hardware and programming (and to a lesser extent, the market for entities which operate in the television industry) is vast and diverse. Numerous well-established companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company, are focusing significant resources on providing services that currently compete with and will compete with the Company's planned products and services.  These companies range from the smallest one person firms, to large multinational companies that offer a diverse, broad, and more generic set of products and services. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

We Have Incurred, And Expect To Continue To Incur, Increased Costs And Risks As A Result Of Being A Public Company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

We Have Not Issued Cash Dividends In Connection With Our Common Stock And Have No Plans To Issue Dividends In The Future.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any earnings will be retained to finance our future expansion.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing And Satisfy Obligations Through The Issuance Of Additional Shares Of Our Common Stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or preferred stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Because We Are Not Subject To Compliance With Rules Requiring The Adoption Of Certain Corporate Governance Measures, Our Stockholders Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Minnesota Law And Our Articles Of Incorporation Authorize Us To Issue Shares Of Stock, Which Shares May Cause Substantial Dilution To Our Existing Shareholders.

We have authorized capital stock consisting of 1,000,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share. As of the date of this Report, we have 764,962,300shares of common stock issued and outstanding and 20,000,000 – shares of Preferred Stock issued and outstanding.     As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

We Do Currently Have A Limited Public Market For Our Securities, Which Is Volatile And Illiquid.

There is currently only a limited public market for our common stock, which trades on the OTC Pink market maintained by OTC Markets, under the trading symbol “SWRF”. However, there may not be a public market for our common stock in the future. If the market for our common stock continues in the future, we anticipate that such market will be illiquid and will be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for our future services and products.

Furthermore our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES.

The Company currently maintains its executive office in leased property at 909 Independence Parkway, Southlake, Texas 76092 on a month to month basis.

Item 3. LEGAL PROCEEDINGS.

Various creditors previously brought suit for collections of their claims against the Company and the Company owes approximately $1,022,060 in judgments on various legal proceedings, which liabilities are recorded on the Company’s financial statements.  The Company’s previously completed legal proceedings and amounts due in connection therewith are described in Notes 5 and 10 to the financial statements included in this report.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations; provided that we do not currently have sufficient funds to satisfy our outstanding judgments as described above. We may become involved in material legal proceedings in the future.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. We had 764,962,300 shares of our common stock issued and outstanding as of May 2, 2013, which shares were held by 370 record holders.  We had no preferred stock issued or outstanding as of May 2, 2013.

Our common stock is currently quoted on the OTC Pink market (commonly referred to as the “pinksheets”) under the symbol “SWRF”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, for the quarters presented. Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.  Effective June 1, 2011, the Company affected a 10:1 forward stock split of its outstanding common stock and the sales prices below retroactively reflect such split.

	Common Stock
Quarter Ended	High	Low

2012
December 31	$0.0039	$0.0001
September 30	$0.03	$0.0007
June 30	$0.0065	$0.0011
March 31	$0.0365	$0.0015

2011
December 31	$0.0345	$0.0031
September 30	$0.07	$0.025
June 30	$1.30	$0.035
March 31	$2.40	$1.01

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that our Board of Directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future. Additionally, the terms of our preferred stock impose restrictions on our ability to pay dividends.

Common Stock

The total number of authorized shares of our common stock is 1,000,000,000 shares, $0.0001 par value per share.

Each share of our common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by our Board of Directors. No holder of any shares of our common stock has a preemptive right to subscribe for any of our securities, nor are any shares of our common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of the Company, and after payment to our creditors and preferred shareholders, if any, our assets will be divided pro rata on a share-for-share basis among the holders of our common stock. Each share of our common stock is entitled to one vote on all shareholder matters.. Shares of our common stock do not possess any cumulative voting rights.

Preferred Stock

The total number of authorized shares of our preferred stock is 50,000,000 shares, $0.0001 par value per share.

Shares of preferred stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“Board of Directors”) prior to the issuance of any shares thereof.  Preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.  The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock Designation.

Equity Compensation Plan Information

           The Company does not have any outstanding stock incentive or similar plans which it plans to issue securities under moving forward and there are no outstanding stock options, warrants or other convertible securities issued or granted as compensation, which were either approved by security holders or not approved by security holders.

Recent Sales Of Unregistered Securities

During the three months ended December 31, 2012, the Company issued 71,076,555 shares for the conversion of $21,800 of notes payable.

During the three months ended December 31, 2012, the Company issued 50,000,000 shares for legal services and valued the shares at $50,000.

During the three months ended December 31, 2012, the Company issued 6,633,623 shares of its restricted common stock in private placements for a total of $ 17,100.

During the three months ended September 30, 2012, the Company issued 18,266,377 shares of its restricted common stock in private placements for a total of $23,000.

During the three months ended June 30, 2012, the Company issued 58,786,389 share of common stock for the conversion of $45,800 of notes payable and accrued interest.

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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As described above, the Company is currently pursuing an acquisition in the IPTV industry, provided that the Company provides no assurances that such acquisition will be successful, that the Company will have adequate funding to complete such acquisition, or that such acquisition, if completed, will not cause significant dilution to existing shareholders.

Results of Operations For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue

We did not generate any revenues during either the fiscal years ended December 31, 2012 or 2011.  We do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete an acquisition in the IPTV space and until such acquisition generates revenues.

Net Loss

The Company recognized a net loss of $1,763,847 and $1,367,059 for the fiscal years ended December 31, 2012 and 2011, respectively.   The increase in net loss was due to the increase in general and administrative expenses and the increase in interest expense.

Liquidity and Capital Resources

            We had $0 of total assets as of December 31, 2012.

We had total liabilities of $6,176,524 as of December 31, 2012, consisting solely of current liabilities and including, $441,421 of notes payable (described in greater detail in Note 5 to the consolidated financial statements attached hereto), $1,250,000 of notes payable – affiliate (described in greater detail in Note 4 to the consolidated financial statements attached hereto), $1,030,999 of judgments payable (described in greater detail in Note 6 to the consolidated financial statements attached hereto), $438,782 of current portion of deferred retirement benefits (described in greater detail in Note 10 to the consolidated financial statements attached hereto), $820,182 of accounts payable, $149,185 of advances from shareholders,  and $2,045,955 of accrued expenses (described in greater detail in Note 8 to the consolidated financial statements attached hereto).

Operating Activities

Cash flows used in operations totaled $282,017 and $417,434 in fiscal years 2012 and 2011, respectively.

Investing Activities

Cash flows used for investing activities were $0 and $0 in fiscal years 2012 and 2011, respectively.

Financing Activities

       In 2012, the Company raised $ 148,450 from the sale of common stock in private placements, $42,235 from advances from shareholders and $65,000 from the issuance of debt instruments.

The Company owes $290,000 to its former Chief Executive Officer. This promissory note is unsecured and has an interest rate of 15% per annum.   The note matured on August 17, 2010.   The Company is negotiating with the noteholder for an extension.

The Company owes $1,250,000 to a former member of its Board of Directors (who resigned on August 17, 2009).  The demand promissory note is unsecured and bears an interest rate of 15% per annum.    The entire principal and interest was payable upon demand on August 17, 2010.  The Company is in negotiation with the noteholder to revise the maturity date.

The Company owed approximately $105,000 to a judgment creditor who has obtained a receivership.  In February 2012, the receiver’s judgment was purchased by a third party, who converted the debt into 76,836,110 shares of the Company’s common Stock.

The Company is obligated on an additional $1,030,999 in judgments that it is also in the process of negotiating settlements for at such time as the Company has funds available from operations and or other financing sources to satisfy such judgments.

    The Company has an accrued obligation of $591,315 relating to a research and development consulting agreement with an outside entity that exists from the period prior to the merger/acquisition agreement.  The agreement had two components requiring monthly installments of $14,583 for research and development services and $8,333 for product support services.  At December 31, 2011, the amount remaining to be accrued on the agreement was $0, as such the Company recognized $0 in expenses under this obligation for the year ended December 31, 2012.  The Company recognized $174,996 of expense relating to this agreement for the year ended December 31, 2011, which is included in general and administrative expense.

The Company has an accrued obligation of $166,911 relating to a research and development consulting agreement with an outside entity that exists from the period prior to the merger/acquisition agreement.  The agreement has two components for monthly installments of $5,000 for research and development services and $4,166 for product support services.  At December 31, 2011, the amount remaining to be accrued on the agreement was $0, as such the Company recognized $0 in expenses under this obligation for the year ended December 31, 2012.  The Company recognized $60,000 of expense relating to this agreement for the year ended December 31, 2011, which is included in general and administrative expense.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,763,847 and $1,367,059 for the years ended December 31, 2012 and 2011, respectively, and had an accumulated deficit of $10,799,438 as of December 31, 2012.

We have managed our liquidity during the fourth quarter of 2012 and the first quarter of 2013 through the sales of common stock, issuance of debt and advances from shareholders.

Despite the cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2013 without raising additional debt and/or equity capital.

We had negative working capital of $6,176,524 and a total accumulated deficit of $10,712,387 as of December 31, 2012.  We also had no cash on hand and $6,176,524 in current liabilities as of December 31, 2012.

The Company has experienced losses from operations that raise substantial doubt as to its ability to continue as a going concern.  The Company will need to raise additional funding to complete its business plan and pay its liabilities as described above.  If the Company is unable to raise adequate working capital it will be restricted in the implementation of its business plan and may be forced to abandon its business plan or seek bankruptcy protection.  As of the date of this report, we anticipate needing approximately $500,000 of additional financing to support our operations over the next approximate 12 months.

Moving forward, we plan to seek out additional debt and/or equity financing to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and to affect our plan of operations (as described above); however, we do not currently have any specific plans to raise such additional financing at this time.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Off-Balance Sheet Financing Arrangements

As of December 31, 2012, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Recent Accounting Pronouncements

The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements beginning on page F-1.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 12, 2013, Patrick Rodgers, CPA, PA (“Rodgers”), resigned as the independent registered public accounting firm of the Company. On March 13, 2013, the accounting firm of Patrick Heyn CPA (“Heyn”), was engaged as the Company's new independent registered public accounting firm. The Board of Directors of the Company approved the resignation of Rodgers and the engagement of Heyn.

            During the fiscal years ended December 31, 2011 and 2010, and the period through the date of Rodgers resignation, there were no disagreements with Rodgers whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Rodgers's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with a report on the Company's financial statements.

The report of Rodgers on the Company's financial statements for the fiscal years ended December 31, 2011 and 2010, did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements for the fiscal years ended December 31, 2011 and 2010 included a going concern qualification in the Company's audited financial statements.

During fiscal years ended December 31, 2011 and 2010, and the subsequent interim periods thereto, through March 12, 2013, there were no disagreements with Rodgers whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Rodgers satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s fiscal years ended December 31, 2011 and 2010 or the subsequent interim period through March 12, 2013.

During the two most recent fiscal years, and any subsequent interim period prior to engaging Heyn, neither the Company, nor anyone on its behalf, consulted Heyn regarding (i) either the application of accounting principles to a specified transaction, completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Heyn that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

The Company has requested that Rodgers furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter is incorporated by reference herein as Exhibit 16.1.

Item 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012:

o	The Company has inadequate segregation of duties within its cash disbursement control design.

o
During the year ended December 31, 2012, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

o
The Company does not have a sufficient number of independent directors for its board and audit committee. We currently have no independent director on our board, which is comprised of three directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our Board of Directors be independent.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Director Since	Position
Clark Ortiz	47	2012	President, Chief Executive Officer and Director
K. Bryce Toussaint	41	2012	Acting Chief Financial Officer and Director
Noel Trevino	44	2012	Chief Technical Officer and Director

Clark Ortiz

Mr. Ortiz was appointed as the President, Chief Executive Officer and as a director of the Company on December 21, 2012. Mr. Ortiz, has over 27 years of broadcasting and cable experience, beginning at the age of 19 with the full build out, business management, team building and sale of his first TV station in San Juan, Puerto Rico, WUJA-TV 58.  Prior to becoming CEO of Swordfish Mr. Ortiz has worked at Ortiz Media Group, Inc. since 1994 where he created as a full service Consultant, Advertising & Media Buying Agency. Manage the evolution of a company to incorporate Digital Medias, IPTV, Broadcast streaming and Software development and design. Provided training of many of today’s broadcast professionals from Management, Operations to Engineering. Ongoing forward thinker, observing clients underserved areas and business model to adjust for future capitalization, growth and generate new business via new media and social technologies. In addition Mr. Ortiz has been adept at developing marketing campaigns for regional and statewide clients in the restaurant, automotive, theme parks, sporting goods and legal firms. The list of past clients are the likes of: Suzuki, Toyota, Bay Master, Skill, Shoel, Fox, NBC, Los Asados Mexican Restaurant, Schliterbaun Water Park, South Padre Island Chamber, SPI tourism department, ACE Hardware and Sears

Mr. Ortiz has been honored with many prestigious awards for media including being named by Broadcast and Cable Magazine as one of the “Top 50 most influential minorities In Cable Television”.

Director Qualifications:

We believe that Mr. Ortiz’s experience in television and IPTV in general is an invaluable resource to our planned IPTV operations and business plan moving forward.

K. Bryce Toussaint

Mr. Toussaint was appointed as the Acting Chief Financial Officer of and as a director of the Company on December 26, 2012. Mr. Toussaint has more than 15 years of experience as a management and finance leader, focusing on all aspects of corporate finance, internal audit (financial, operational, compliance, IT), operational effectiveness, profit/performance enhancement, team building, and project management. He has strong technical knowledge in US GAAP and Generally Accepted Auditing Standards (GAAS) for both private and public entities. He is adept at assessing organizational risk factors and guiding firms towards efficient financial and accounting operations. Mr. Toussaint built the foundation of his career in public markets at KPMG Peat Marwick, where he served both foreign and domestic registrants with reporting, M&A, reverse mergers, and other capital market engagements from August 1996 to June 2000. During his time in public accounting, Rick developed considerable expertise improving the performance of governmental entities at the federal, state, and municipal levels. He also built a successful practice assisting colleges and universities with various process improvement and compliance initiatives. He has also consulted with numerous start-up businesses, developing their management teams, accounting and reporting structure, and providing strategic and operational expertise. He has been instrumental in helping such firms raise tens of millions of dollars in debt financing and growth equity.  Mr. Toussaint has worked as an independent financial consultant for several small businesses and microcap companies generally serving in an interim management capacity.  Most recently, Mr. Toussaint served as a Director with NextGen Healthcare Solutions, LLC, and served as a Director with Continewity LLC from December 2010 to November 2012. Mr. Toussaint passed the Certified Public Accountants exam in 2001 and received his Bachelors in Accounting and MBA from Louisiana State University.

Director Qualifications:

Mr. Toussaint’s significant experience in accounting and strong business background are instrumental to the Company.

Noel Trevino

Mr. Trevino was appointed as a director of the Company on December 21, 2012 and as Chief Technology Officer of the Company on December 26, 2012. Mr. Trevino has been the owner of Trevino Consulting Services since June 2001, providing technology solutions ranging from Infrastructure to applications and Broadcasting solutions. He assisted clients with an IPTV design and implementation team for the iPoint TV Network. He has participated with the acquisition of radio and television stations by researching and negotiating terms and agreements prior to preliminary purchase. He has also managed a 5-camera studio that included broadcasting and editing and produced 30 and 60- minute programs. Mr. Trevino currently serves as a Manager with Deloitte, a position he has held since June 2011. Mr. Trevino served as media manager for Deloitte University in Westlake, Texas from January 2011 to February 2012, where he was responsible for the implementation of a $300 million five star executive training center serving 1800+ executives to include cost management and resource allocation with very aggressive timelines. During this time he managed a staff of 18+ highly skilled engineers supporting multiple projects to successfully meet timelines of implementation for each project. From January 2008 to January 2010, Mr. Trevino was a technical support director for TD Industries, Inc. in Dallas, Texas. He developed and created the Help Desk Department for a 1500+ end user center with a staff of 23 with 8 direct reports in a Tier I & Tier II level support. From August 2006 to May 2008, Mr. Trevino served as the Business Manager and Director of Media at Ortiz Media Group.

Director Qualifications:

Mr. Trevino’s vast experience in the IPTV field and in the management of large companies and divisions brings valued insight to the Board of Directors.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. The Board of Directors believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the directors.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our Company do not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our directors and our executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Meetings and Annual Meeting

During the fiscal year ended December 31, 2012, our Board of Directors held 5formal meetings.  We did not hold an annual meeting in 2012.  All of our directors attended at least 75% of the meetings of the Board of Directors.

Code Of Business Conduct And Ethics

Each of the Company’s directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by the Board of Directors.  The Code of Business Conduct and Ethics was previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Any amendments to or waivers from the code will be posted on our website.  Information on our website does not constitute part of this filing.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 9.99% percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

Based solely on the reports received by us, the transaction report of Company transactions supplied by our transfer agent and our shareholders list as of May 2, 2013, to the best of our knowledge all required directors, officers and greater than 9.99% percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2012, except that:

(a)
Clark Ortiz, K. Bryce Toussaint, and Noel Trevino, our current officers and directors, inadvertently failed to timely file Reports on Form 3 upon their appointments of our officers and directors on December 21 and December 26, 2012, as applicable, which Reports on Form 3 were subsequently filed on May 13, 2013; and

(b)
Michael Alexander, our former Chief Executive Officer and Chairman failed to file various Reports on Form 4 relating to the acquisition by him of shares of our common stock during the quarter ended December 31, 2012, which reports have still not been filed to date.

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the last two fiscal years by our executive officers.

 SUMMARY COMPENSATION TABLE*

Name and Principal Position	Year Ended		Salary ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)

Clark Ortiz President, CEO and Director (1)	2012		$-		-		-		-

K. Bryce Toussaint CFO and Director (2)	2012		$-		-		-		-

Noel Trevino Chief Technical Officer and Director (3)	2012		$-		-		-		-

John Berner Former CEO and Director (1)	2012		$-		-		-		-

Michael Alexander, Former President and CEO (1)	2012 2011	$ $	24,150 48,300	$ $	27,000 26,500	(4) (5)	$50,000 (8) -	$ $	74,800 74,800

Randy Moseley, Former CFO, Secretary (2)	2012 2011	$ $	23,375 46,750	$ $	27,000 25,500	(6) (7)	- -	$ $	50,375 72,250

*
No executive employees received any Bonus, Option Awards, Stock Awards, Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. The value of the Stock Awards and Option Awards in the table above, if any, were calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1)
Mr. Alexander served as the Company’s President, CEO and director from August 17, 2009 to December 17, 2012, when he resigned.  Effective December 17, 2012, Mr. Berner was appointed as CEO and director of the Company.  On December 21, 2012, the services of Mr. Berner were terminated and the Company appointed Mr. Ortiz as the President, CEO and director of the Company.

(2)	Mr. Moseley became the Company’s CFO and director on August 17, 2009 and resigned as CFO on December 17, 2012. On December 26, 2012, Mr. Toussaint was appointed as the CFO and director of the Company.
(3)	Mr. Trevino was appointed as a director of the Company on December 21, 2012 and as the Chief Technical Officer of the Company on December 26, 2012.
(4)	Represents 22,500,000 shares of restricted common stock valued at a total of $27,000.
(5)	Represents 2,500,000 shares of restricted common stock and 15,000,000 shares of preferred stock issued to Mr. Alexander valued at a total of $26,500.

(6)	Represents 22,500,000 shares of restricted common stock valued at a total of $27,000.
(7)	Represents 2,500,000 shares of restricted common stock and 5,000,000 shares of preferred stock issued to Mr. Moseley valued at a total of $25,500.
(8)	Represents 50,000,000 shares issued to an attorney for providing legal services on behalf of the CEO Mr. Alexander valued at a total of $50,000.

Employment Agreements

The Company does not have any employment agreements in effect with any executive officers.

Stock Options

The Company had no stock options outstanding at December 31, 2012.

Board of Director Compensation

We had no non-executive directors for the years ended December 31, 2012 and 2011.  Our executive directors did not receive any compensation other than the compensation, if any, that they were paid as executive officers of the Company, for their service as directors of the Company for the years ended December 31, 2012 and 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of May 2, 2013 with respect to the beneficial ownership of our common stock, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company (based solely on the Company’s record shareholders list as of May 2, 2013, and Schedule 13D’s and Section 16 reports filed with the SEC), (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 909 Independence Parkway, Southlake, Texas 76092.

Name and Address of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent Of Class
Executive Officers and Directors
Clark Ortiz	-	-
K. Bryce Toussaint	-	-
Noel Trevino	-	-
All officers and Directors as a group (3 persons)	-	-

5% Shareholders

Michael D. Alexander and Paula L. Alexander (2) 142 Wembley Rockwall, Texas 75032	73,400,000	8.6%

James Horton (3) 101 S Locust Ste 700 Denton, Texas 76201	50,000,000	5.8%

* Less than 1%.

(1)            Based on 851,026,795 total shares of common stock issued and outstanding as of May 2, 2013.

(2)           Based solely on the Amended Schedule 13D filed by Mr. and Mrs. Alexander with the SEC on October 2, 2012 and the Company’s record shareholders list as of May 2, 2013.  May not include various securities held in the name of Mr. Alexander’s relatives, which Mr. Alexander may be deemed to beneficially own.

(3)           Based solely on the Company’s record shareholders list as of May 2, 2013.

Item 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Former Officer and Director Loans to Company

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., a Texas corporation (“Swordfish Texas”), pursuant to which the Company sold an aggregate of 109,874,170 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being due forty-five (45) days from the date of the note and the second installment being due one-hundred twenty (120) days from the date of the note.  The note accrued interest at the rate of 5% per annum.  No payments were ever made on the promissory note.

Effective September 30, 2012, the Company and Swordfish Texas entered into a Mutual Termination of Common Stock Purchase Agreement (the “Termination Agreement”), whereby the parties agreed that the Company was in breach of the August 14, 2009, Stock Purchase/Merger Agreement; Swordfish Texas agreed to return the 109,874,170 shares of common stock which were issued to various affiliates of Swordfish Texas (mainly our former Chief Executive Officer, Michael Alexander); and the parties agreed to release each other from any and all claims and causes of actions that they had in connection with the transaction.

The Company’s former Chairman of the Board, President and Chief Executive Officer, Michael Alexander, who does not currently hold any positions with the Company, became beneficial owner of 77,000,000 shares of the 109,874,170 shares of the Company's common stock distributed in the stock purchase/merger transaction.

           In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to Richard P. Kiphart, a then member of its Board of Directors (Mr. Kiphart resigned on August 17, 2009), in October 2007.   The demand promissory note is unsecured and bears an interest rate of 15% per annum. The amendment to the note extended the maturity date to August 17, 2010.  Interest is payable on the first day of each month.  The entire principal and interest is payable upon demand any time after August 17, 2010.    The Company paid no interest and accrued approximately $189,000 of interest on this note during each of the years ended December 31, 2011 and December 31, 2012.

On August 17, 2009, the Company borrowed $200,000 from a former member of the Board of Directors in order to meet its short-term cash flow requirements. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15% per annum.  The entire principal and accrued interest is payable upon demand any time after February 17, 2010.   The Company paid no interest and accrued $30,000 and $59,000 of interest on this note during the years ended December 31, 2011 and December 31, 2012, respectively.

On August 18, 2010, the Company borrowed $50,000 from a former member of the Board of Directors in order to meet its short-term cash flow requirements. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15% per annum.  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $0.10 per share.  The Company paid no interest and accrued $20,000. of interest on this note during each of the years ended December 31, 2011 and December 31, 2012.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders.  We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our directors will continue to approve any related party transaction.

Director Independence

We do not have an audit, compensation or nominating committee, but our entire Board of Directors acts in such capacities.  Although our directors are not considered as “independent directors” pursuant to the provisions of Item 407(a) of Regulation S-K, we believe that the members of our Board of Directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The Board of Directors of our Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the Board of Directors.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Swordfish Financial Independent Public Accountant’s Fees

The following table presents fees for professional services rendered by Patrick Rodgers, CPA, LP for the audit of the Company’s financial statements for the year ended December 31, 2011 and Patrick Heyn CPA for the year ended December 31, 2012:

	2012	2011
Audit Fees	$7,500	$12,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$7,500	$12,000

Audit Fees were for professional services for auditing and reviewing the Company’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Pre-Approval Policy for Services of Swordfish Financial Independent Auditors

The Board of Directors reviews the Form 10-Q and Form 10-K filings before their filing. In addition, the Board of Directors reviews the audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to the independent auditors are pre-approved by the Board of Directors. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

2. Financial Statement Schedules

Schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swordfish Financial, Inc.

Date: June 3, 2013	By: /s/ Clark Ortiz
Clark Ortiz, President
and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Clark Ortiz
Clark Ortiz	June 3, 2013
President, Chief Executive Officer and
Director (Principal Executive Officer)

/s/ K. Bryce Toussaint	June 3, 2013
K. Bryce Toussaint
Acting Chief Financial Officer and Director
(Principal Financial/Accounting Officer)

/s/ Noel Trevino Noel Trevino	June 3, 2013
Chief Technical Officer and Director

 Exhibit Index

3.1	Amended and restated articles of incorporation (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K dated September 7, 2004).

3.2	Amended of Articles of Incorporation Changing the Company’s Name to Swordfish Financial, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed September 4, 2009).

3.3
Amendment of Articles of Incorporation – Increasing Authorized Shares of Common Stock to 500,000,000 shares and Preferred Stock to 50,000,000 shares (filed as Exhibit 3.1 to Registrant’s Report on Form 8-K dated November 12, 2010).

3.4*	Amended and Restated Articles of Incorporation dated June 6, 2011

3.5	Amended and restated bylaws (previously filed as Exhibit 3.2 to the Registrant’s Report on Form 8-K dated September 7, 2004).

4.1	Amended and Restated 2004 Stock Incentive Plan, dated June 3, 2004 (previously filed as Exhibit 10.1 to Registrant's Form 10-QSB Quarterly Report for the period ended June 30, 2005).

10.1
Demand Promissory Note, dated July 8, 2008, in the principal amount of $1,000,000 executed by Nature Vision, Inc. in favor of Richard Kiphart (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated July 11, 2008).

10.2
Mutual Termination of Common Stock Shares Purchase Agreement between Swordfish Financial, Inc., Minnesota and Swordfish Financial, Inc., Texas (September 30, 2012)(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 2, 2012 and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

16.1	Letter from Patrick Rodgers, CPA, PA dated April 19, 2013, to the Securities and Exchange Commission

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Swordfish Financial, Inc.
(Formerly Nature Vision, Inc.)

Financial Statements

Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Swordfish Financial, Inc.:

I have audited the accompanying balance sheet of Swordfish Financial, Inc. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swordfish Financial, Inc.  as of  December  31, 2012, and the results of its operations and cash flows the year  ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Patrick Heyn, CPA
Patrick Heyn, CPA, P. A.
Atlantis, FL
May 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Swordfish Financial, Inc.:

I have audited the accompanying balance sheet of Swordfish Financial, Inc. (the Company) as of December 31, 2011, and the related statements of operations, stockholders' deficit and cash flows for each of the year ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swordfish Financial, Inc.  as of December  31, 2011, and the results of its operations and cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, FL
April  13, 2012

 Swordfish Financial, Inc.
Balance Sheets
December 31, 2012 and 2011

	2012	2011
ASSETS
CURRENT ASSETS
Cash	$-	$26,332
Subscription receivable – Related Party	-	3,500,000
Accrued Interest Receivable –Related Party	-	415,625
Total Current Assets	-	3,941,957

Office equipment – net	-	649

TOTAL ASSETS	$-	$3,942,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Term Notes Payable	$441,421	$481,421
Notes Payable - Affiliate, net of discounts of $0 and $4,164	1,250,000	1,245,836
Judgments Payable	1,030,999	1,102,037
Convertible Notes Payable, net of discount of $0 and 25,600	-	71,900
Deferred Retirement Benefits	438,782	245,738
Accounts Payable	820,182	820,182
Advances from shareholders	149,185	106,950
Accrued Expenses	2,045,955	1,713,145
Total Current Liabilities	6,176,524	5,787,209

LONG-TERM LIABILITIES
Deferred Retirement Benefits, Net of Current Portion	-	193,044
Total Non-Current Liabilities	-	193,044
Total Liabilities	6,176,524	5,980,253

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 Par Value Per Share, 50,000,000 Shares Authorized, issued and Outstanding at December 31, 2012 and 2011 were 20,000,000 and 20,000,000, respectively	2,000	2,000
Common Stock, $0.0001 Par Value per Share, 1,000,000,000 Shares Authorized, Issued and outstanding at December 31, 2012 and 2011 were 764,962,300 and 320,732,363, respectively	76,496	32,073
Additional Paid-In Capital	4,457,367	6,876,820
Accumulated Deficit	(10,712,387)	(8,948,540)
Total Stockholders’ Deficit	(6,176,524)	(2,037,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$3,942,606

See accompanying notes to financial statements.

Swordfish Financial, Inc.
Statements of Operations
Years Ended December 31, 2012 and 2011

	2012	2011

SALES, NET	$-	$-

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and Administrative	1,062,538	1,021,256
Total Operating Expenses	1,062,538	1,021,256
LOSS FROM OPERATIONS	(1,062,538)	(1,021,256)
OTHER INCOME (EXPENSE)
Interest Expense	(705,792)	(527,917)
Interest Income	-	175,000
Other Income (Expense)	4,482	7,114
Net Other Expenses	(701,310)	(345,803)
LOSS FROM OPERATIONS BEFORE TAXES	(1,763,847)	(1,367,059)
PROVISION FOR INCOME TAX EXPENSE	-	-

NET LOSS	$(1,763,847)	$(1,367,059)

Net Loss per Common Share
Basic	$(0.000)	$(0.000)
Diluted	$(0.000)	$(0.000)

Weighted Average Common Shares
Basic and Diluted	627,183,904	267,351,143

See accompanying notes to financial statements.

Swordfish Financial, Inc.
Statement of Stockholders' Deficit
Years Ended December 31, 2012 and 2011

						Retained
					Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit

Balance, December 31, 2010	-	$-	243,860,000	$24,386	$5,929,387	$(7,581,481)	$(1,627,708)

Shares returned to treasury	-	-	(25,000,000)	(2,500)	2,500	-	-

Reissue shares previously
returned to treasury	-	-	25,000,000	2,500	(2,500)	-	-

Shares issued for cash	-	-	20,898,340	2,090	305,530	-	307,620

Shares issued for services	-	-	25,000,000	2,500	357,500	-	360,000

Shares issued for note
payable conversions	-	-	30,974,023	3,097	160,903	-	164,000

Discount on convertible notes
payable	-	-	-	-	123,500	-	123,500

Perferred stock issued for services	2,000	2,000	-	-	-	-	2,000

Net loss			-	-	-	(1,367,059)	(1,367,059)
Balance, December 31, 2011	2,000	2,000	320,732,363	32,073	6,876,820	(8,948,540)	(2,037,647)

Note Receivable Transaction	-	-	(109,874,170)	(10,987)	(3,489,013)		(3,500,000)

Shares issued for cash	-	-	113,135,127	11,314	137,136		148,450

Shares issued for services	-	-	109,800,000	10,980	338,020		349,000

Shares issued for note
payable conversions	-	-	254,343,195	25,434	287,086		312,520

Conversion of judgment payable	-	-	76,836,110	7,683	202,317		210,000

Discount on convertible notes
payable	-	-	-	-	105,000		105,000

Net loss	-	-	-	-	-	(1,763,847)	(1,763,847)
Balance, December 31, 2012	2,000	$2,000	764,972,625	$76,497	$4,457,366	$(10,712,387)	$(6,176,524)

See accompanying notes to financial statements.

Swordfish Financial, Inc.
Statements of Cash Flows
For Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,763,847)	$(1,367,059)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	649	200
Amortization of discount on convertible notes payable	160,764	187,236
Expense of discount on common stock sales	-	-
Stock based compensation	-	50,000
Stock issued for services	349,000	312,000
Interest Paid in Common Stock	189,020	-

Changes in operating assets and liabilities:
Accounts receivable	-	8,500
Accrued interest receivable	415,625	(175,000)
Judgments	25,023	66,946
Accrued expenses	341,749	499,743
Net Cash Flows Used by Operating Activities	(282,017)	(417,434)

CASH FLOWS FROM FINANCING ACTIVITIES
		-
Proceeds from convertible notes payable	65,000	85,500
Proceeds from sale of common stock	148,450	307,620
Proceeds/(Payment) of advances from shareholders	42,235	(71,100)
Advances from shareholders	-	106,950
Net Cash Flows from Financing Activities	255,685	428,970

Net Change in Cash and Cash Equivalents	(26,332)	11,536

CASH AND CASH EQUIVALENTS - January 1, 2012 and 2011	26,332	14,796
CASH AND CASH EQUIVALENTS -December 31, 2012 and 2011	$-	$26,332

See accompanying notes to financial statements

SWORDFISH FINANCIAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REFERENCE TO THE COMPANY

References to “we”, “us”, “our”, “Swordfish” or the “Company” in these notes to the consolidated financial statements refer to Swordfish Financial, Inc., a Minnesota corporation.

REVERSE MERGER ACQUISITION ACCOUNTING

Swordfish Financial, Inc., (a Texas corporation), acquired 80% of the outstanding common stock of Nature Vision, Inc. pursuant to a stock acquisition/merger agreement on August 14, 2009.   Based on a review of these factors, the August 2009 stock acquisition agreement with Swordfish Financial, Inc., the merger was accounted for as a reverse acquisition (i.e. Nature Vision, Inc. was considered as the acquired company and Swordfish Financial, Inc., was considered as the acquiring company).  As a result, Nature Vision, Inc.’s assets and liabilities as of August 14, 2009, the date of the Merger closing, have been incorporated into Swordfish’s balance sheet based on the fair values of the net assets acquired. Further, the Company’s operating results (post-Merger) include Swordfish Financial, Inc., operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Swordfish Financial, Inc. Also as a result of the merger the Company changed its name from Nature Vision to Swordfish Financial, Inc.

NATURE OF OPERATIONS

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) (the “Company” or “we”) as Nature Vision, Inc. previously designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets.

The Company did not meet the minimum net worth covenants of a line of credit with M&I Business Credit LLC (M&I Bank) as of June 30, 2009, which put the Company in default on the line of credit.  On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc., the Texas corporation, Stock Purchase/Merger Agreement (described above) M&I Business Credit LLC, which was owed approximately $1,800,000 by the Company, foreclosed on the line of credit and forced the Company to enter into a Voluntary Surrender Agreement.  The Voluntary Surrender Agreement gave M&I Bank total possession of the Company’s premises, its operations and all of the Company’s collateral, which consisted of all of Nature Vision’s assets.  M&I Bank liquidated basically all of the Nature Vision assets to recover the line of credit debt.

Based on the limited assets, product lines and resources remaining after the M&I Bank liquidation, the Company determined that there was not enough remaining of the Nature Vision operations to continue as an outdoor recreations products company and decided to concentrate on the business on being an asset recovery company and using the financial resources recovered to retire the Company’s debts and invest in other businesses domestically and internationally.

Effective in approximately December 2012, the Company changed its business focus to the pursuit of the acquisition of Internet media companies which provide services to home entertainment and cable business.

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

CASH AND CASH EQUIVALENTS

The Company maintains its cash balances in various area banks. Cash balances are insured up to $250,000 per bank by the FDIC. The balances, at times, may exceed federally insured limits. The Company defines cash and cash equivalents as highly liquid, short-term investments with a maturity at the date of acquisition of three months or less.  At December 31, 2012 and 2011 the Company had no cash equivalents.

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

RESEARCH AND DEVELOPMENT

The Company expenses as general and administrative expense all costs related to two product research and development agreements carried over from the previous company over the term of the agreements.

STOCK-BASED COMPENSATION

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share- based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with Topic 718 of the FASB Accounting Standards Codification, whereby the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the years ended December 31, 2012 and 2011, respectively.   The company’s Preferred the stock carries the right for each share of preferred stock to be converted into ten (10) shares of the company’s common stock.  At balance sheet date of December 31, 2012, the net of effect, should the preferred stock holders desire to convert would in total constitute the issuance of 200,000,000 shares of the Company’s common stock.

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

NOTE 2 –   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,763,847 in 2012 and $1,367,059 in 2011 and had an accumulated deficit of $10,712,387 as of December 31, 2012.  We have managed our liquidity during the fourth quarter of 2012 and first part of first quarter of 2013 through cost reduction initiatives and the proceeds from the sale of common stock and issuances of convertible notes.  The Company is in default on notes payable and outstanding judgments totaling $1,691,421 and $1,022,050 respectively, and expects to repay the notes payable, judgments and accrued interest plus all of its other liabilities from the proceeds derived from the operations of acquired companies, sell of stock, or a combination of both.

NOTE 3 – SUBSCRIPTION RECEIVABLE - RELATED PARTY

On August 14, 2009, the Company closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., the Texas corporation  (“Swordfish Texas”)(which was controlled by the Company’s then Chairman of the Board, President, Chief Executive Officer and majority shareholder, Michael Alexander) pursuant to which the Company sold an aggregate of 109,874,170 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The note accrued interest at the rate of 5% per annum. No payments were ever made on the promissory note.

Effective September 30, 2012, the Company and Swordfish Texas entered into a Mutual Termination of Common Stock Purchase Agreement (the “Termination Agreement”), whereby the parties agreed that the Company was in breach of the August 14, 2009, Stock Purchase/Merger Agreement; Swordfish Texas agreed to return the 109,874,170 shares of common stock which were issued to various affiliates of Swordfish Texas (mainly our former Chief Executive Officer, Michael Alexander); and the parties agreed to release each other from any and all claims and causes of actions that they had in connection with the transaction.

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

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors (who resigned on August 17, 2009) on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month.  The Company incurred approximately $189,000 and $150,000 of interest for the years ended December 31, 2011 and 2010, respectively.  The entire principal and interest became payable upon demand any time after August 17, 2010.  The total amount due including interest at December 31, 2012 is $1,582,031.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand any time after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share. The Company incurred approximately $59,000 and $30,000 of interest for the years ended December 31, 2012 and 2011, respectively.  The total amount due at Dece3mber 31, 2012 including interest is $330,345.

In August 2010, the Company borrowed $50,000 from a former Board of Director in order to meet its short-term cash flow requirement. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company incurred approximately $ 20,000 and $2,759 of interest expense for the years ended December 31, 2012 and 2011, respectively.  The total amount due at December 31, 2012 including interest is $80,080.

The $200,000 and $50,000 promissory notes are  convertible into the Company’s common stock were evaluated under ASC470-20 and considered in the money on their dates of issuance resulting in an embedded beneficial conversion feature.  The conversion price of $.10 per share compared to the market price of $.40 computed to a $.30 per share intrinsic value related to each note which the Company recorded as discount of $200,000 on the $200,000 promissory note and $50,000 on the $50,000 note, as the discounts were capped at the note value.  For the year ended December 31, 2010, the Company amortized as interest expense $200,000 the entire discount recorded on the $200,000 promissory note as payment can be demanded at any time.   For the year ended December 31, 2010, the Company amortized as interest expense $12,500 of the discount recorded on the $50,000 promissory note which had a 180 day maturity date from its date of issue. During the year ended December 31, 2011 the Company amortized the remaining discount of $37,500.

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	290,000	330,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals	441,421	481,421

Less: Current portion	441,421	481,421

Term Notes Payable - Long term portion	$-	$-

Accrued interest payable on the term notes payable was $998,314 and $676,269 at December 31, 2012 and 2011, respectively.

The Company is in default on all of the notes payable.

NOTE 6 – JUDGMENTS PAYABLE

Judgments Payable consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Judgment awarded to Esox Designs, Inc. for $179,167 granted by Ninth Judicial District Court, Crow Wing County, State of Minnesota on October 28, 2009. $26,629 was paid on the judgment in 2010.	$152,538	$152,538

Jabez Development, LLC sued the Company for non-payment of a note. On October 11, 2010, the Fourth Judicial District Court of Hennepin County, State of Minnesota confirmed an American Arbitration Award and granted Jabez Development, LLC a judgment in the amount of $509,600 and continuing accrued interest at the rate of 9%.	588,574	553,114

Altus Brands II, LLC sued the Company for non-payment of a note. On October 21, 2010, the United States District Court, District of Minnesota granted Altus Brands II, LLC a judgment in the amount of $289,887.	289,887	289,887

Fishhawk sued the Company for non-payment of a note. On January 28, 2010, Circuit Court of McHenry County, Illinois awarded a judgment in the amount of $74,175 plus interest at the rate of 9%. Judgment converted to receivership in January 2011 by District Court in Harris County, Texas. In the 1st quarter of 2012, the debt was purchased and settled by third party, through the issuance of 76,836,110 shares of common stock.	0	106,498

Total Judgments Payable	$1,030,999	$1,102,037

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2012 the Company entered into two convertible note agreements totaling $65,000.  The notes were convertible at a price equal to 50% of the average of the three (3) lowest volume weighted average trading prices during the ten (10) day period prior to the conversion.  The Company calculated the total beneficial conversion feature to be $65,000.  The notes were converted into 129,863,763 shares of common stock and the Company recognized the $65,000 beneficial conversion feature as additional interest expense.

The Company has entered into two Security Purchase Agreements with an accredited investor for the sale of convertible promissory notes bearing interest at 8.0% per annum.  The first note dated September 9, 2011 for $53,000 was payable on or before June 12, 2012.  The second note dated November 22, 2011 for $32,500 was payable on or before August 28, 2012.   Pursuant to the convertible promissory notes the investor may convert the amounts into common stock of the Company at a conversion price equal to 55% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Pink Sheets.

The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes are convertible into shares of common stock at a discount to the market value of the common stock.   As required by Emerging Issues Task Force Issue 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features,” we valued the beneficial conversion feature related to the convertible promissory notes which were treated as loan discounts of $53,000 and $32,500, based on intrinsic values. The discounts related to the beneficial conversion features are being amortized over the term of the promissory notes. For the year ended December 31, 2011, the Company recognized $20,376 of interest expense related to the amortization of the discounts.  During the year ended December 31, 2012 the notes were converted into 70,307,249 common shares of the Company and the unamortized amount of $51,600 was expensed as additional interest.

On December 9, 2011, the Company converted $40,000 of a note payable into a convertible promissory note due December 31, 2012 with interest at 15% per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Pink Sheets.  In February 2012 the Company converted this note into 36,363,636 shares of common stock and recognized and additional; $40,000 of interest expense.

In December 2011, the Company entered into a convertible note payable for $38,000.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Pink Sheets.  In January 2012 the Company converted this note into 17,808,547 shares of common stock and recognized and additional; $38,000 of interest expense.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Accrued consulting fees	$820,716	$809,951

Accrued commissions	71,033	71,033

Accrued interest expense	998,314	676,269

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$2,045,955	$1,713,145

NOTE 9 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the years ended December 31:

	2012	2011

Current	$-	$-
Deferred	-	-
Total Provision for (Benefit from) Income Taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows:

	2012	2011

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31:

	2012	2011
Deferred Tax Assets
Net operating loss carryforwards	$2,220,600	$1,937,800
Deferred compensation	0	0
Other allowances	0	0
Total	2,220,600	1,937,800
Less valuation allowances	(2,220,600)	(1,937,800)

Deferred Tax Asset	$-	$-

Deferred Tax Liabilities
Depreciation & amortization	$-	$-

Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $282,789 and $584,800 for the years ended December 31, 2012 and 2011, respectively.  There was an 80% change in ownership control in 2009 making it highly unlikely that subject to limitations set forth in Internal Revenue Code 382, the Company will be able to carry forward any benefits of the deferred tax assets created before the change in ownership.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the Swordfish Financial change in ownership, which amounted to $1,167,058 and $817,058 for the years ended December 31, 2012 and 2011, respectively.

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

The Company has federal and state net operating losses of approximately $10,712,387 available at December 31, 2012 which, if not used, will begin to expire in 2025. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

The federal and state tax returns are open to examination for the years 2006-2012

NOTE 10 - DEFERRED RETIREMENT BENEFITS

The Company had a retirement benefit agreement with past employees. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs were recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $438,782 at December 31, 2012 and 2011.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has a $591,315 obligation relating to a research and development consulting agreement with an outside entity that exists from the period prior to the merger/acquisition agreement.  The agreement had two components requiring monthly installments of $14,583 for research and development services and $8,333 for product support services.  At December 31, 2011 the amount remaining to be accrued on the agreement was $0.  The Company recognized $0 of expense relating to this agreement for the year ended December 31, 2012.

The Company has an obligation of $166,911 relating to a research and development consulting agreement with an outside entity that exist from the period prior to the merger/acquisition agreement.  The agreement has two components for monthly installments of $5,000 for research and development services and $4,166 for product support services.  At December 31, 2011 the amount remaining to be accrued on the agreement was $0.  The Company recognized $60,000 of expense relating to this agreement for the year ended December 31, 2012.

Legal Proceedings

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded above in Note 6 – Judgments Payable.  The company has accrued $1.1 million dollars for these judgments.

NOTE 12 – RELATED PARTY TRANSACTIONS

Former Officer’s and Director’s Promissory Note to Company

On August 14, 2009, the Company, , closed a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., a Texas corporation (“Swordfish Texas”), pursuant to which the Company sold an aggregate of 109,874,170 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The note accrued interest at the rate of 5% per annum. No payments were ever made on the promissory note.

Effective September 30, 2012, the Company and Swordfish Texas entered into a Mutual Termination of Common Stock Purchase Agreement (the “Termination Agreement”), whereby the parties agreed that the Company was in breach of the August 14, 2009, Stock Purchase/Merger Agreement; Swordfish Texas agreed to return the 109,874,170 shares of common stock which were issued to various affiliates of Swordfish Texas (mainly our former Chief Executive Officer, Michael Alexander); and the parties agreed to release each other from any and all claims and causes of actions that they had in connection with the transaction.

NOTE 13 – CONCENTRATIONS AND OTHER RISKS

The Company had no major customers or suppliers as of December 31, 2012 and 2011 as the operations of the former company, Nature Vision, were discontinued as the result of the M&I Business Credit LLC foreclosure and sell-off of the Company’s assets in 2009.

NOTE 14 - SUPPLEMENTAL CASH FLOWS

	2012	2011
Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Conversion of notes payables	$333,500	-
Settlement of subscription receivable	$3,500,000	$-

NOTE 15 –SUBSEQUENT EVENTS

Effective February 13, 2013, the Company entered into a Letter of Intent to acquire iPoint Television, LLC ("iPoint"). The Letter of Intent sets forth the framework pursuant to which the Company, iPoint and certain of its members will enter into a Share Exchange Agreement pursuant to which it is contemplated that the Company will exchange shares of common and preferred stock providing the members of iPoint majority voting control over the Company for over 90% of the outstanding ownership interests of iPoint. The result of the transaction will be that the members of iPoint (or certain of such members) will become the Company's majority shareholders and iPoint will become a majority owned subsidiary of the Company. The parties plan to enter into a definitive Share Exchange Agreement, provided that the closing of the acquisition is subject to certain closing conditions, including conditions typical of acquisitions of this type and size.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device. iPoint is a full service IPTV, media entertainment company which develops applications for mobile and TV smart devices.

In May of 2013 the 20,000,000 shares of outstanding Preferred Stock were cancelled and returned to the company for no consideration.

NOTE 16- STOCKHOLDERS’ EQUITY

Common Stock

2012

During the year  ended December 31, 2012, the Company issued 254,343,195 shares for the conversion of $312,520 notes payable totaling.  The average conversion price was $0.0012 and the Company recognized $189,020 in additional interest expense for the related beneficial conversion.

During the year ended December 31, 2012, the Company issued 109,800,000  of common shares for services totaling $349,000.  The average price per share was $0.003 which approximated the quoted market price on the grant date.

During the year ended December 31, 2012, the Company issued 113,135,127 shares of its restricted common stock in private placements for a total of $148,450.  The average price for these shares was $0.001

During the year ended December 31, 2012 the Company settled certain judgments for common stock.  The judgment totaled $105,000 and the Company issued 76,836,110 common shares valued at $210,000.  The Company recognized $105,000 in additional interest expense.

2011

On June 1, 2011, the Company held a shareholders’ meeting and by majority voted authorized amendments to its articles of incorporation to increase its authorized shares of common stock from 25,000,000 shares to 1,000,000,000 shares and change its par value from $.16 per share to $0.0001 per shares.  The Company’s shareholders also voted in favor of a 10 to 1 forward split of its common stock.  The common stock account was reduced by $3,877,373  to adjust it to the new par value of $0.0001 per share outstanding and the additional paid in capital accounts was increased by the same $3,877,373 amount.   At December 31, 2011, there were 320,732,363 shares of common stock issued and outstanding.   Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

On June 27, 2011, the Company issued its then Chief Executive Officer and then Chief Financial Officer, each, 2,500,000  shares of restricted common stock as stock based compensation and valued the shares at $.01 per share.

On June 27, 2011, the Company issued 25,000,000 shares of restricted common stock to shareholders who had voluntarily surrendered 25,000,000 shares to the Company in March 2011 to keep the Company below its then authorized  number of 25 million shares of common stock, with the understanding that they would be replaced at such time as the authorized shares were increased and that the replacement shares would maintain their same status as they had at the time of the voluntary surrender.

During the three months ended June 30, 2011, the Company issued 3,000,000 shares of its restricted common stock in private placements for a total of $15,000.

During the three months ended December 31, 2011, the Company issued 30,974,023 shares valued at $164,000 for the conversion of $82,000 of notes payable.  The Company recognized $82,000 in additional interest expense.

During the three months ended December 31, 2011, the Company issued 5,000,000 shares for legal services and valued the shares at $50,000.

During the three months ended September 30, 2011, the Company issued 3,695,000 shares of its restricted common stock in private placements for a total of $34,500.

During the three months ended September 30, 2011, the Company issued 5,000,000 share of its restricted common stock for consulting services and valued the shares at $100,000.

During the three months ended March 31, 2011, the Company issued 14,203,340 shares of its restricted common stock in private placements for a total of $258,120.

During the three months ended March 31, 2011, the Company issued 10,000,000 share of its restricted common stock for consulting services and valued the shares at $160,000.

Preferred Stock

At the shareholder’s meeting on June 1, 2011 referred to above, the shareholders voted to authorize the issuance of up to 50,000,000 shares of preferred stock, $0.0001 par value ("Preferred Stock"). The Board of Directors authorized to fix the designations, rights, preferences, powers and limitations of each series of the Preferred Stock.

In August 2011, the Company issued 15,000,000 and 5,000,000 shares of its preferred stock to its then Chief Executive Officer and Chief Financial Officer, respectively, and valued the preferred shares at their par value equal to a total value of $2,000.   These preferred shares were intended to be convertible at the preferred shareholders’ option at the rate of one preferred share for ten shares of common stock and have the right to vote fifty votes per preferred shares on any matters voted on by the Company’s shareholders, but not to exceed the difference between the authorized common stock shares and the actual issued and outstanding common shares.

In May of 2013 the preferred shareholders agreed to return the 20,000,000 preferred shares to the Company for no consideration.  Each of the preferred shareholders agreed and confirmed that the preferred shares were never properly designated and therefore were never validly issued.

Warrants

In 2010, the Company granted warrants to purchase 50,000 shares to a creditor exercisable at $0.50 per shares.  The warrants were exercised on March 1, 2011.    The Company valued the warrants at $12,000 based on the Black Scholes method using the assumptions of; exercise price of $0.50 per share; value on date of measurement of $0.25 per share; one year term; computed volatility of 450%; annual dividend of 0; and discount rate of .64%.