Form 10-Q
period 2013-03-31
SWORDFISH FINANCIAL, INC.
filed 2013-06-24
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

909 Independence Parkway
Southlake, TX
(Address of principal executive offices)

(817) 845-6244
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

☑ Yes   ☐ No

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑   No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of May 23, 2013 was 764,962,300.   The registrant has no other classes of securities outstanding.

SWORDFISH FINANCIAL, INC.

 Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Balance Sheets
March 31, 2012 and December 31, 2011

	Unaudited
	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$7,117	$-
Total Current Assets	7,117	-

		-
TOTAL ASSETS	$7,117	$-

LIABILITIES AND STOCKHOLDERS’ DEFICT

CURRENT LIABILITIES
Term Notes Payable	$441,421	$441,421
Note Payable – Affiliates	1,250,000	1,250,000
Judgments Payable	1,039,938	1,030,999
Convertible Notes Payable, net of discounts of $49,668 and $0	14,332	-
Derivative Liability	77,029	-
Deferred Retirement Benefits	438,782	438,782
Accounts Payable	820,182	820,182
Advances from shareholders	149,185	149,185
Accrued Expenses	2,106,791	2,045,955
Total Current Liabilities	6,337,660	6,176,524

Total Liabilities	6,337,660	6,176,524

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICT
Preferred Stock, $0.0001 Par Value Per Share, 50,000,000 Shares Authorized, Issued and Outstanding at March 31, 2013and December 31, 2012 were 20,000,000, respectively	2,000	2,000
Common Stock, $0.0001 Par Value per Share 1,000,000,000 Shares Authorized, Issued and Outstanding at March 31, 2013 and December 31, 2012 were 764,962,300 and 764,962,300, respectively	76,496	76,496
Additional Paid-In Capital	4,457,367	4,457,367
Accumulated Deficit	(10,866,406)	(10,712,387)
Total Stockholders’ Equity	(6,330,543)	(6,176,524)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,117	$--

See accompanying notes to condensed financial statements.

 Swordfish Financial, Inc. and Subsidiaries
Condensed Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	2013	2012

OPERATING EXPENSES
General and Administrative	$56,883	493,281

Total Operating Expenses	56,883	493,281

LOSS FROM OPERATIONS	(56,883)	(493,281)

OTHER INCOME (EXPENSE)
Interest expense	(115,537)	(341,669)
Interest income	-	43,750
Change in value of derivative financial instruments	18,401	168

Net Other Expenses	(97,136)	(297,751)

LOSS FROM OPERATIONS BEFORE TAXES	(154,019)	(791,032)

PROVISION FOR INCOME TAX BENEFIT	-	0

NET LOSS	$(154,019)	$(791,032)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)
	$(0.00)	$(0.00)

Weighted average common shares
Basic and Diluted	764,962,300	447,293,751

See accompanying notes to condensed financial statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	2013	2012

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net loss	$(154,019)	$(791,032)
Adjustments to reconcile net loss to net cash flows from operating activities
Amortization of debt discount	14,332	50
Non cash interest expense	31,430	299,000
Unrealized gain on change in value of derivative	(18,401)	48,568
Discounts on convertible notes payable		290,120
Changes in operating assets and liabilities
Accrued interest receivable – related party	-	(43,750)
Judgments payable	8,939	7,146
Accrued expenses	60,836	60,835

Net Cash Flows from (Used In) Operating Activities	(56,883)	(129,063

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	0	0

Net Cash Flows from (used in) Investing Activities	-	0

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Advances from shareholders	-	35,000
Loans Payable	64,000	85,350

Net Cash Flows from (used in) Financing Activities	64,000	120,350

Net Change in Cash	7,117	(8,713)

CASH - January 1, 2013 and 2012	-	26,332

CASH - March 31, 2013 and 2012	$7,117	$17,619

See accompanying notes to condensed financial statements.

 SWORDFISH FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

The accompanying condensed balance sheet at March 31, 2013 and the condensed statements of operations and cash flows for the three months ended March 31, 2013 and 2012 are unaudited. The unaudited interim condensed balance sheet and condensed statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the footnotes required by generally accepted accounting principles for the year end financial statements. In the opinion of management,  all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months ended March 31, 2013 and 2012 have been included.

The results of the Company’s operations for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

Business Operations

Effective December 2012, the Company changed its business focus to the pursuit of the acquisition of Internet media companies which provide services to home entertainment and cable business.

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

GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $154,019 in 2013 and $791,032 in 2012 respectively, for the three months ended March 31, 2012 and 2012 and had an accumulated deficit of $10,866,406 as of March 31, 2013.  We have managed our liquidity during the fourth quarter of 2012 and first quarter of 2013 through cost reduction initiatives and the proceeds from the sale of common stock and issuances of convertible notes.  The Company is in default on notes payable and outstanding judgments totaling $1,691,421 and $1,039,938 respectively, and expects to repay the notes payable, judgments and accrued interest plus all of its other liabilities from the proceeds derived from the operations of acquired companies, sell of stock, or a combination of both. This factors raise substantial doubt about the Company’s abilities to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the three months ended March 31, 2013 and March 31, 2012, respectively.     Diluted net loss per share for the quarter ended March 31, 2013 and 2012 excluded the potentially dilutive effect of the 200,000,000 share of common stock upon the conversion of the Company’s preferred stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Reclassification

Certain prior period immaterial amounts have been reclassified to conform with the current period presentation.

NOTE 2 – TERM NOTES PAYABLE

Term notes payable consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	$290,000	$290,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals Term Notes Payable	$441,421	$441,421

The Company is in default on all of the notes payable.

NOTE 3 – CONVERTIBLE PROMISSORY NOTES

During the Quarter Ended March 31, 2013, The Company has entered into two (2) Security Purchase Agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% per annum. Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

The conversion rights embedded in the 8% Notes are accounted for as a derivative financial instruments because of the down round feature of the conversion price.  The beneficial conversion feature was valued at date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions:  risk free interest rates ranging from .11%, contractual expected life of six (6) months, expected volatility of 236%, calculated using the historical closing price of the Company’s common stock, and dividend yield of zero, resulting in fair value at date of issuance of $95,429, for both notes combined.

Convertible Promissory Notes consisted of the following notes and discounts at March 31, 2013:

March 31, 2013

January 28, 2013 convertible promissory note	$32,500
Less Unamortized discounts	(16,370)
Balance at quarter end	$16,130

February 28, 2013 convertible promissory note	$31,500
Less Unamortized discounts	(23,660)
Balance at quarter end	$7,840

Total Convertible Note Balance as of March 31, 2013	$23,970

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Accrued consulting fees	$820,716	$820,716

Accrued commissions	71,033	71,033

Accrued interest expense	1,059,150	998,314

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$2,106,791	$2,045,955

NOTE 5 – STOCKHOLDERS’ EQUITY
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

NOTE 6 – FAIR VALUE MEASUREMENTS

The Company follows the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”.  This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.

The Company measures financial assets in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value (“NAV”) on a daily basis.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds

Level 2 – Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, such as options pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The availability of observable inputs can vary from instrument to instrument and in certain cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment.  The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments.  Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted.  In accordance with ASC Topic 820, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability.  As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in 8% convertible notes.  These instruments are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry.  These models require significant judgment on the part of management, including the inputs utilized in its pricing models.  The Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy.  The Company estimates the fair value of derivatives utilizing the Black-Scholes-Merton option pricing model and the following assumptions:

Convertible Note 1	Beneficial Conversion

Date of Issuance January 28, 2013
U.S. Treasury interest rate	.11%
Expected volatility	236%
Expected life (in years)	.5
Expected dividend yield	-
Quarter Ended March 31, 2013
U.S. Treasury interest rate	.11%
Expected volatility	236%
Expected life (in years)	.33
Expected dividend yield	-

Convertible Note 2	Beneficial Conversion

Date of Issuance February 28, 2013
U.S. Treasury interest rate	.13%
Expected volatility	236%
Expected life (in years)	.5
Expected dividend yield	-
Quarter Ended March 31, 2013
U.S. Treasury interest rate	.11%
Expected volatility	236%
Expected life (in years)	.42
Expected dividend yield	-

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair values requires significant management judgment or estimation.  As of March 31, 2013 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 1.25% of the Company’s total liabilities.

Fair values of liabilities measured on a recurring basis at as follows:

Liabilities	Fair value	Level 1	Level 2	Level 3
Derivative financial instruments – March 31, 2013	$ 77,028			$77,028

NOTE 7 – SUBSCRIPTION RECEIVABLE - RELATED PARTY

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

Effective September 30, 2012, the Company and Swordfish Texas entered into a Mutual Termination of Common Stock Purchase Agreement (the “Termination Agreement”), whereby the parties agreed that the Company was in breach of the August 14, 2009, Stock Purchase/Merger Agreement; Swordfish Texas agreed to return the 109,874,170 shares of common stock which were issued to various affiliates of Swordfish Texas (mainly our former Chief Executive Officer, Michael Alexander); and the parties agreed to release each other from any and all claims and causes of actions that they had in connection with the transaction. The Company reclassified the subscription receivable to additional paid in capital.

NOTE 8 – NOTES PAYABLE - Affiliate

Former Member of Board of Directors

The Company has borrowed $1,250,000 for a former member of the Board of Directors.  The two of the notes totaling $1,200,000 are unsecured.  The third note totaling $50,000 is secured by a second is lien on the Company’s assets.  The notes are default and the Company has included approximately $ 269,512 of accrued interest in accrued expenses.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded above in Note 5 – Judgments Payable.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 10 - SUPPLEMENTAL CASH FLOWS

	2013	2012
Supplemental Cash Flow Disclosures
Cash paid for interest	$0	$0
Cash paid for income taxes	0	0

 NOTE 11 – SUBSEQUENT EVENTS

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

Please revise and update

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

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital, or (ii) issuance of debt instruments.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.  The Company can give no assurances that it will be able to raise any equity or debt or on terms acceptable to the Company.

Results of Operations

Plan of Operations

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

Operating Expenses

Total operating expenses were $182,056 for the three months ended March 31, 2013 compared to $493,281for the three months ended March 31, 2012.  The primary expenses for the three months ended March 31, 2013 were interest expense of approximately$116,000, and professional consulting fees of approximately $18,000

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended March 31:

(thousands)	2013	2012
Cash provided by (used for):
Operating activities	$(56,883)	$(129,063)
Investing activities	-	0
Financing activities	64,000	120,350
Increase (decrease) in cash and cash equivalents	$7,177	$(8,713)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $154,019and $791,032 respectively, for the three months ended March 31, 2013 and 2012 and had an accumulated deficit of $ 10,912,844 as of March 31, 2013.  We have managed our liquidity during the first quarter of 2013 through the issuance of convertible notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of March 31, 2013, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies and Estimates

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for small reporting company.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Various creditors have brought suit for collections of their claims against the Company.

Item 1A.  Risk Factors

Not required by small reporting company.

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

SWORDFISH FINANCIAL, INC.

Date: June 24, 2013	By:	/s/ Clark Ortiz
Its: Chief Executive Officer and President

Date: June 24, 2013	By:	/s/ K. Bryce Toussaint
Its: Acting Chief Financial Officer