Form 10-Q
period 2013-06-30
SWORDFISH FINANCIAL, INC.
filed 2013-08-14
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

☐ Yes ☑   No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of August 14, 2013 was 764,962,300.   The registrant has no other classes of securities outstanding.

SWORDFISH FINANCIAL, INC.

  Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries
Condensed Balance Sheets
June 30, 2013 and December 31, 2012

	Unaudited
	June 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$11	$-

Total Current Assets	11	-

TOTAL ASSETS	$11	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Term Notes Payable	$441,421	$441,421
Note Payable - Affiliates, net of discounts of $0 and $4,164	1,250,000	1,250,000
Judgments Payable	1,048,877	1,030,999
Convertible Notes Payable, net of discounts of $28,334	35,666	-
Derivative Liability	88,891	-
Current Portion of Deferred Retirement Benefits	438,782	438,782
Accounts Payable	820,182	820,182
Advances from shareholders	149,185	149,185
Accrued Expenses	2,169,626	2,045,955
Total Current Liabilities	6,442,630	6,176,524

Total Liabilities	6,442,630	6,176,524

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 Par Value Per Share, 50,000,000
Shares Authorized, Issued
and Outstanding at June 30, 2013 and December 31, 2012
were 0 and 20,000,000,
respectively	-	2,000
Common Stock, $0.0001 Par Value per Share 1,000,000,000
Shares Authorized, Issued
and Outstanding at June 30, 2013 and December 31, 2012
were 764,962,300 and
764,962,300, respectively	76,496	76,496
Additional Paid-In Capital	4,470,061	4,457,367
Accumulated Deficit	(10,989,176)	(10,712,387)
Total Stockholders' Equity	(6,442,619)	(6,176,524)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11	$-

See accompanying notes to condensed financial statements.

  Swordfish Financial, Inc. and Subsidiaries
Condensed Statements of Operations (Unaudited)
For the Three Months and Six Months Ended June 30, 2013 and June 30, 2012

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
OPERATING EXPENSES:
General and
administrative	$19,801	$52,706	$76,684	$545,987

Total Operating Expenses	19,801	52,706	76,684	545,987

LOSS FROM OPERATIONS	(19,801)	(52,706)	(76,684)	(545,987)

OTHER INCOME:
Interest expense	(91,107)	(110,792)	(206,643)	(452,461)
Interest income	-	43,750	-	87,500
Other income	-	4,314	-	4,482
Change in value of derivative financial instruments	(11,863)		6,538

Net Other Expense	(102,970)	(62,828)	(200,105)	(360,479)

NET (LOSS)	$(122,771)	$(115,434)	$(276,789)	$(906,466)

Net loss per share:
Basic and diluted net
Income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding:
Basic and diluted	764,962,300	499,904,199	764,962,300	499,904,199

See accompanying notes to condensed financial statements.

Swordfish Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended June 30, 2013 and June 30, 2012

	2013	2012

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net loss	(276,789)	$(906,466)
Adjustments to reconcile net loss to net cash flows from
operating activities
Depreciation expense	-	100
Stock based compensation	-	299,000
Amortization of debt discount	35,665	89,586
Unrealized Gain on change in Value of Derivative	(24,939)
Discounts on convertible notes payable	-	290,120
Non Cash Interest Expense	60,525
Changes in operating assets and liabilities
Accounts receivable	-	-
Accrued interest receivable - related party	-	(87,500)
Accounts payable	-	-
Judgments payable	17,878	16,084
Accrued expenses	123,671	121,672

Net Cash Flows from (Used In) Operating Activities	(63,989)	(177,404)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	-	-

Net Cash Flows from (used in) Investing Activities	-	-

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Advances from shareholders	-	53,700
Sale of common stock	-	105,350
Loans Payable	64,000	-
Net Cash Flows from (used in) Financing Activities	64,000	159,050

Net Change in Cash and Cash Equivalents	11	(18,354)

CASH AND CASH EQUIVALENTS - January 1, 2013 and 2012	-	26,332

CASH AND CASH EQUIVALENTS - June 30, 2013 and 2012	$11	$7,978

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

BASIS OF PRESENTATION

The accompanying condensed balance sheet at June 30, 2013 and the condensed statements of operations and cash flows for the three and six months ended June 30, 2013 and 2012 are unaudited. The unaudited interim condensed balance sheet and condensed statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the footnotes required by generally accepted accounting principles for the year end financial statements. In the opinion of management,  all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months ended June, 2013 and 2012 have been included.

The results of the Company’s operations for the quarter ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses $276,789 in 2013 and $906,466 for the six months ended June 30, 2013 and 2012 respectively and had an accumulated deficit of  $10,970,775 as of June 30, 2013.  We have managed our liquidity during the first two quarter of 2013 through cost reduction initiatives and the proceeds from the sale of common stock and issuances of convertible notes.  The Company is in default on notes payable and outstanding judgments totaling $1,691,421 and $1,048,877 respectively, and expects to repay the notes payable, judgments and accrued interest plus all of its other liabilities from the proceeds derived from the operations of acquired companies, sell of stock, or a combination of both. These factors raise substantial doubt about the Company’s abilities to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were no dilutive common stock equivalents, options and warrants, for the three and six months ended June 30, 2013 and June 30, 2012, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any  recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Reclassification

Certain prior period immaterial amounts have been reclassified to conform with the current period presentation.

NOTE 2 – TERM NOTES PAYABLE

Term notes payable consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	$290,000	$290,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals Term Notes Payable	$441,421	$441,421

The Company is in default on all of the notes payable.

NOTE 3 – CONVERTIBLE PROMISSORY NOTES

As of the Quarter Ended June 30, 2013, The Company has outstanding two (2) Security Purchase Agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% per annum. Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

The conversion rights embedded in the 8% Notes are accounted for as a derivative financial instruments because of the down round feature of the conversion price.  The beneficial conversion feature was valued at the date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions:  risk free interest rates ranging from .11%, contractual expected life of nine (9) months, expected volatility of 236%, calculated using the historical closing price of the Company’s common stock, and dividend yield of zero, resulting in fair value at date of issuance of $95,429, for both notes combined.

Convertible Promissory Notes consisted of the following notes and discounts at June 30, 2013:

June 30, 2013

January 28, 2013 convertible promissory note	$32,500
Less Unamortized discounts	(10,834)
Balance at quarter end	$21,666

February 28, 2013 convertible promissory note	$31,500
Less Unamortized discounts	(17,500)
Balance at quarter end	$14,000

Total Convertible Note Balance as of June 30, 2013	$35,666

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Accrued consulting fees	$820,716	$820,716

Accrued commissions	71,033	71,033

Accrued interest expense	1,119,985	998,314

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$2,167,626	$2,045,955

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

Convertible Note 1	Beneficial Conversion

Date of Issuance January 28, 2013
U.S. Treasury interest rate	.11%
Expected volatility	236%
Expected life (in years)	.75
Expected dividend yield	-
Quarter Ended June 30, 2013
U.S. Treasury interest rate	.11%
Expected volatility	228%
Expected life (in years)	.55
Expected dividend yield	-

Convertible Note 2	Beneficial Conversion

Date of Issuance February 28, 2013
U.S. Treasury interest rate	.13%
Expected volatility	236%
Expected life (in years)	.5
Expected dividend yield	-
Quarter Ended June 30, 2013
U.S. Treasury interest rate	.11%
Expected volatility	228%
Expected life (in years)	.44
Expected dividend yield	-

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair values requires significant management judgment or estimation.  As of  June 30,  2013 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 1.38% of the Company’s total liabilities.

Fair values of liabilities measured on a recurring basis at as follows:

Liabilities	Fair value	Level 1	Level 2	Level 3
Derivative financial instruments – June 30, 2013	$88,891			$88,891

NOTE 7 – NOTES PAYABLE - Affiliate

Former Member of Board of Directors

The Company has borrowed $1,250,000 for a former member of the Board of Directors.  The two of the notes totaling $1,200,000 are unsecured.  The third note totaling $50,000 is secured by a second is lien on the Company’s assets.  The notes are default and the Company has included approximately $283,164 of accrued interest in accrued expenses.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded above in the balance sheet.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 9 - SUPPLEMENTAL CASH FLOWS

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

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.  As discussed in Note 1 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Expenses

Total operating expenses were $19,801 for the three months ended June 30, 2013 compared to $52,705 for the three months ended June 30, 2012.  The primary expenses for the three months ended June 30, 2013 were interest expense of approximately $91,000, and professional consulting fees of approximately $16,000.

Total operating expenses were $ 76,684 for the six months ended June 30, 2013 compared to $545,987 for the six months ended June 30, 2012.  The primary expenses for the six months ended June 30, 2013 were interest expense of approximately $207,000, and professional fees of approximately $34,000.

 Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended June 30:

(thousands)	2013	2012
Cash provided by (used for):
Operating activities	$(63,989)	$(177,404)
Investing activities	-	-
Financing activities	64,000	159,050
Increase (decrease) in cash and cash equivalents	$11	$(8,713)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $276,789 and $906,466 respectively, for the six months ended June 30, 2013 and 2012 and had an accumulated deficit of $10,989,176 as of June 30, 2013.  We have managed our liquidity during the first two quarters of 2013 through the issuance of convertible notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of June 30, 2013, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies and Estimates

Item 3: Quan titative and Qualitative Disclosures About Market Risk.

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

SWORDFISH FINANCIAL, INC.

Date: August 14, 2013	By:	/s/ Clark Ortiz
Its: Chief Executive Officer and President

Date: August 14, 2013	By:	/s/ K. Bryce Toussaint
Its: Acting Chief Financial Officer