Form 10-Q
period 2013-09-30
SWORDFISH FINANCIAL, INC.
filed 2013-11-22
CIK 78311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-7475

SWORDFISH FINANCIAL, INC.

 (Exact name of registrant as specified in its charter)

Minnesota	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 W Northwest Hwy

Grapevine, TX 76051

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

☐ Yes ☒   No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of November 8, 2013, was 693,245,251.  The registrant has no other classes of securities outstanding.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

	Unaudited
	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$9,810	$—
		—
Total Current Assets	9,810	—

TOTAL ASSETS	$9,810	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Term Notes Payable	$441,421	$441,421
Note Payable – Affiliates, net of discounts of $0 and $4,164	1,250,000	1,250,000
Judgments Payable	1,057,806	1,030,999
Convertible Notes Payable, net of discounts of $76,611 and $0	46,389	—
Current Portion of Deferred Retirement Benefits	438,782	438,782
Derivative Liability	182,772	—
Accounts Payable	820,182	820,182
Advances from shareholders	149,185	149,185
Accrued Expenses	2,214,169	2,045,955
Total Current Liabilities	6,600,706	6,176,524

Total Liabilities	$6,600,706	$6,176,524

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 Par Value Per Share, 50,000,000 Shares Authorized, Issued and Outstanding at December 31, 2012 were 20,000,000,		2,000
Common Stock, $0.0001 Par Value per Share 1,000,000,000 Shares Authorized, Issued and Outstanding at September 30, 2013 and December 31, 2012 were 783,662,300 and 764,962,300, respectively	78,366	76,496
Additional Paid-In Capital	4,516,992	4,457,367
Accumulated Deficit	(11,186,254)	(10,712,387)
Total Stockholders’ Equity	(6,590,896)	(6,176,524)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,810	$—

See accompanying notes to condensed consolidated financial statements.

Swordfish Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Three Months and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

OPERATING EXPENSES:
General and administrative	$80,886	$540,111	$157,570	$1,086,598
Total Operating Expenses	80,886	540,111	157,570	$1,086,598

LOSS FROM OPERATIONS	(80,886)	(540,111)	(157,570)	(1,086,598)

OTHER INCOME:
Interest expense	(125,792)	(103,542)	(332,435)	(556,003)
Interest income	0	—	0	87,500
Other income	9,601	—	16,139	4,482
Net Other Expense	(116,191)	(103,542)	(316,296)	(464,021)

NET (LOSS)	$(197,077)	$(643,653)	$(473,866)	$(1,550,619)

Net loss per share:
Basic and diluted net
Income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	783,662,300	497,888,524	783,662,300	255,073,709

See accompanying notes to condensed consolidated financial statements

Swordfish Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2013 and 2012

	2013	2012

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net loss	$(473,866)	$(1,550,619)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation expense	—	150
Stock based compensation	—	299,000
Amortization of debt discount	35,665	77,564
Discounts on convertible notes payable	—	290,120
Unrealized Gain in change of Value in Derivatives	(16,954)
Non-cash interest expense	40,785
Changes in operating assets and liabilities
Accounts receivable	0	0
Accrued interest receivable – related party	—	415,625
Accounts payable	0	0
Judgments payable	26,807	25,023
Accrued expenses	289,373	182,496

Net Cash Flows from (Used In) Operating Activities	(98,190)	(260,641)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	0	0

Net Cash Flows from (used in) Investing Activities	0	0

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Advances from shareholders	—	80,600
Proceeds from convertible notes	108,000
Sale of common stock	—	154,150

Net Cash Flows from (used in) Financing Activities	108,000	234,750

Net Change in Cash and Cash Equivalents	9,810	(25,891)

CASH AND CASH EQUIVALENTS – January 1, 2013 and 2012	—	26,332

CASH AND CASH EQUIVALENTS – September 30, 2013 and 2012	$9,810	$441

See accompanying notes to condensed consolidated financial statements.

SWORDFISH FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

BASIS OF PRESENTATION

The accompanying condensed balance sheet at June 30, 2013 and the condensed statements of operations and cash flows for the three and nine months ended September 30, 2013 and 2012 are unaudited. The unaudited interim condensed balance sheet and condensed statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the footnotes required by generally accepted accounting principles for the year end financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the three months ended June, 2013 and 2012 have been included.

The results of the Company’s operations for the quarter ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

Letter of Intent With iPoint Television

Effective February 13, 2013, the Company entered into a Letter of Intent to acquire iPoint Television, LLC (“iPoint”). The Letter of Intent sets forth the framework pursuant to which the Company, iPoint and certain of its members will enter into a Share Exchange Agreement pursuant to which it is contemplated that the Company will exchange shares of common and preferred stock providing the members of iPoint majority voting control over the Company for over 90% of the outstanding ownership interests of iPoint. The result of the transaction will be that the members of iPoint (or certain of such members) will become the Company’s majority shareholders and iPoint will become a majority owned subsidiary of the Company. The parties plan to enter into a definitive Share Exchange Agreement, provided that the closing of the acquisition is subject to certain closing conditions, including conditions typical of acquisitions of this type and size. iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device. iPoint is a full service Internet Protocol television (IPTV), media entertainment company which develops applications for mobile and TV smart devices. As of the date of this writing, the Company has suspended its planned acquisition of I-Point, TV

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $473,886 and $1,550,619, respectively, for the nine months ended September 30, 2013 and 2012 and had an accumulated deficit of $11,186,254 as of September 30, 2013.

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

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share. As of the date of this filing, the company has convertible debt which is convertible into approximately, 47,991,970 shares of common stock, additionally, There were no additional dilutive options and warrants, for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

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

NOTE 2 – TERM NOTES PAYABLE

Term notes payable consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	$290,000	$290,000

Unsecured Note Payable – Castaic – annual installments of $17,171, including interest at 8%, from January 2009 through January 2012	30,620	30,620

Unsecured Note Payable – Castaic – monthly installments of $1,175, including interest at 8%, from February 2008 through January 2012	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2012	100,555	100,555

Totals Term Notes Payable	$441,421	$441,421

The Company is in default on all of the notes payable.

NOTE 3 – CONVERTIBLE PROMISSORY NOTES

As of the quarter ended June 30, 2013, The Company has outstanding four (4) Security Purchase Agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% per annum. Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date. Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

The conversion rights embedded in the 8% Notes are accounted for as a derivative financial instruments because of the down round feature of the conversion price. The beneficial conversion feature was valued at the date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions: risk free interest rates ranging from .11%, contractual expected life of nine (9) months, expected volatility of 236%, calculated using the historical closing price of the Company’s common stock, and dividend yield of zero, resulting in fair value at date of issuance of $151,337, for all four notes combined.

Convertible Promissory Notes consisted of the following notes and discounts at September 30, 2013:

January 28, 2013 convertible promissory note
Less: Unamortized discounts

Convertible Promissory Notes consisted of the following notes and discounts at September 30, 2013

February 28, 2013 convertible promissory note	$31,500
Less: Unamortized discounts	$(7,000)

Balance at quarter end	$24,500

July 1, 2013 convertible promissory note	$41,500
Less: Unamortized discounts	(27,667)

Balance at quarter end	$13,833

August 6, 2013 convertible promissory note	$22,500
Less: Unamortized discounts	(17,500)

Balance at quarter end	$5,000

September 9, 2013 convertible promissory note	$27,500
Less: Unamortized discounts	(24,444)

Balance at quarter end	$3,056

Total Convertible Note Balance as of September 30, 2013	$46,389

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Accrued consulting fees	$820,716	$820,716

Accrued commissions	71,033	71,033

Accrued interest expense	1,166,528	998,314

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$2,214,169	$2,045,955
7

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2013, there were 783,662,300 shares of common stock issued and outstanding. Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

During the three months ended September 30, 2013, the Company issued 18,692,266 shares of common stock for the conversion notes payable and accrued interest totaling $48,800.

Preferred Stock

At the shareholder’s meeting on June 1, 2011 referred to above, the shareholders voted to authorize the issuance of up to 50,000,000 shares of preferred stock, $0.0001 par value (“Preferred Stock”). The Board of Directors authorized to fix the designations, rights, preferences, powers and limitations of each series of the Preferred Stock.

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

Fair values of liabilities measured on a recurring basis at as follows:

Liabilities	Fair value	Level 1	Level 2	Level 3
Derivative financial instruments – September 30, 2013	$182,771			$182,771

NOTE 7 – NOTES PAYABLE - Affiliate

Former Member of Board of Directors

The Company has borrowed $1,250,000 for a former member of the Board of Directors. The two of the notes totaling $1,200,000 are unsecured. The third note totaling $50,000 is secured by a second is lien on the Company’s assets. The notes are default and the Company has included approximately $343,999 of accrued interest in accrued expenses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Various creditors have brought suit for collections of their claims against the Company. These liabilities are recorded above in the balance sheet. Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 9 – SUBSEQUENT EVENT

As of the date of this filing the company has canceled and suspended its planned acquisition of I-Point TV, LLC

NOTE 10 – SUPPLEMENTAL CASH FLOWS

	2013	2012
Supplemental Cash Flow Disclosures
Cash paid for interest	$0	$0
Cash paid for income taxes	0	0
9

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

Operating Expenses

Total operating expenses were $80,886 for the three months ended September 30, 2013 compared to $540,111 for the three months ended September 30, 2012. The primary expenses for the three months ended September 30, 2013 were professional and consulting fees of approximately $48,000 and management fees of approximately $28,000.00

Total operating expenses were $157,570 for the nine months ended September 30, 2013 compared to $1,086,598 for the nine months ended September 30, 2012. The primary expenses for the nine months ended September 30, 2013 were professional and consulting fees of $82,000, Management fees of approximately $45,000, and travel fees of $14,000.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the nine months ended September 30:

(thousands)	2013	2012
Cash provided by (used for):
Operating activities	$(98,190)	$(260,641)
Investing activities	0	0
Financing activities	108,000	234,750
Increase (decrease) in cash and cash equivalents	$9,810	$(25,891)
11

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $473,886 and $1,550,619 respectively, for the nine months ended September 30, 2013 and 2012 and had an accumulated deficit of $11,186,254 as of September 30, 2013. We have managed our liquidity during the first nine months of 2013 through advances from shareholders and the issuance of convertible notes.

Off-Balance Sheet Financing Arrangements

As of September 30, 2013, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2013, the Company issued 18,266,377 shares of its restricted common stock in private placements for a total of $23,000.

During the three months ended June 30, 2013, the Company issued 58,786,389 shares of common stock for the conversion notes payable and accrued interest totaling $45,800.

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

SWORDFISH FINANCIAL, INC.

Date: November 22, 2013	By:	/s/ Clark Ortiz
Its: Chief Executive Officer and President

Date: November 22, 2013	By:	/s/ K. Bryce Toussaint
Its: Acting Chief Financial Officer
13