Form 10-Q/A
period 2013-09-30
SWORDFISH FINANCIAL, INC.
filed 2014-01-07
CIK 78311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 22, 2012 (the "Form 10-Q"), is to replace in its entirety the Form 10-Q due to the fact that the Form 10-Q was not reviewed by the Company’s independent registered public accounting firm Patrick Heyn CPA prior to its filing with the Securities and Exchange Commission.  The Company is filing herewith revised financial statements for the nine and three months ended September 30, 2013.  The revised financial statements do not contain material changes on earnings as previously reported on the original Form 10-Q.

 Part I – FINANCIAL INFORMATION

 Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012

	Unaudited
	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$9,810	$—
		—
Total Current Assets	9,810	—

TOTAL ASSETS	$9,810	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Term Notes Payable, in default	$441,421	$441,421
Note Payable – Affiliates, net of discounts of $0 and $4,164, in default	1,250,000	1,250,000
Judgments Payable	1,057,816	1,030,999
Convertible Notes Payable, net of discounts of $73,278 and $0	34,722	—
Current Portion of Deferred Retirement Benefits	438,782	438,782
Derivative Liability	137,778	—
Accounts Payable	822,182	820,182
Advances from shareholders	149,185	149,185
Accrued Expenses	2,228,461	2,045,955
Total Current Liabilities	6,560,347	6,176,524

Total Liabilities	$6,560,347	$6,176,524

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 Par Value Per Share, 50,000,000 Shares Authorized, Issued and Outstanding at December 31, 2012 were 20,000,000,		2,000
Common Stock, $0.0001 Par Value per Share 1,000,000,000 Shares Authorized, Issued and Outstanding at September 30, 2013 and December 31, 2012 were 783,662,300 and 764,962,300, respectively	78,366	76,496
Additional Paid-In Capital	4,561,984	4,457,367
Accumulated Deficit	(11,190,887)	(10,712,387)
Total Stockholders’ Equity	(6,550,537)	(6,176,524)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,810	$—

See accompanying notes to condensed consolidated financial statements.

 Swordfish Financial, Inc. and Subsidiaries
 Condensed Consolidated Statements of Operations (Unaudited)
Three Months and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

OPERATING EXPENSES:
General and administrative	$80,886	$540,111	$157,570	$1,086,598
Total Operating Expenses	80,886	540,111	157,570	$1,086,598

LOSS FROM OPERATIONS	(80,886)	(540,111)	(157,570)	(1,086,598)

OTHER INCOME:
Fix the formatting Interest expense	(123,385)	(103,542)	(326,165)	(556,003)
Interest income	—	—	—	87,500
Other income	2,560	—	5,235	4,482
Net Other Expense	(120,825)	(103,542)	(320,930)	(464,021)

NET (LOSS)	$(201,711)	$(643,653)	$(478,500)	$(1,550,619)

Net loss per share:
Basic and diluted net
Income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	773,581,647	497,888,524	767,835,416	255,073,709

See accompanying notes to condensed consolidated financial statements

Swordfish Financial, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2013 and 2012

	2013	2012

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net loss	$(478,500)	$(1,550,619)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation expense	—	150
Stock based compensation	—	299,000
Amortization of debt discount	82,222	77,564
Discounts on convertible notes payable	—	290,120
Unrealized Gain in change of Value in Derivatives	(6,051)
Non-cash interest expense	32,622
Changes in operating assets and liabilities
Accounts receivable	—	—
Accrued interest receivable – related party	—	415,625
Accounts payable	2,000	0
Judgments payable	26,817	25,023
Accrued expenses	182,506	182,496

Net Cash Flows from (Used In) Operating Activities	(158,384)	(260,641)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	—	—

Net Cash Flows from (used in) Investing Activities	—	—

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Advances from shareholders		80,600
Contributions from Shareholder	12,694
Proceeds from convertible notes	155,500
Sale of common stock	—	154,150

Net Cash Flows from (used in) Financing Activities	168,194	234,750

Net Change in Cash and Cash Equivalents	9,810	(25,891)

CASH AND CASH EQUIVALENTS – January 1, 2013 and 2012	—	26,332

CASH AND CASH EQUIVALENTS – September 30, 2013 and 2012	$9,810	$441

Supplemental Cash Flow Information:
Cash Paid for interest expense	$—	$—
Cash Paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities
Conversion of Notes Payable	$48,800	$—
Settlement of Subscription Receivable	$3,500,000	$—

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

NATURE OF OPERATIONS

Swordfish Financial, Inc., (a Texas corporation), acquired 80% of the outstanding common stock of Nature Vision, Inc. pursuant to a stock acquisition/merger agreement on August 14, 2009. Based on a review of the August 2009 stock acquisition agreement with Swordfish Financial, Inc., the merger was accounted for as a reverse acquisition (i.e. Nature Vision, Inc. was considered as the acquired company and Swordfish Financial, Inc., was considered as the acquiring company). As a result, Nature Vision, Inc.’s assets and liabilities as of August 14, 2009, the date of the Merger closing, have been incorporated into Swordfish’s balance sheet based on the fair values of the net assets acquired. Further, the Company’s operating results (post-Merger) include Swordfish Financial, Inc., operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Also as a result of the merger the Company changed its name from Nature Vision to Swordfish Financial, Inc.

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

BASIS OF PRESENTATION

The accompanying condensed balance sheet at September 30, 2013 and the condensed statements of operations and cash flows for the three and nine months ended September 30, 2013 and 2012 are unaudited. The unaudited interim condensed balance sheet and condensed statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the footnotes required by generally accepted accounting principles for the year end financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the three and nine months ended September, 2013 and 2012 have been included.

The results of the Company’s operations for the three and nine months  ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

Letter of Intent With iPoint Television

Effective February 13, 2013, the Company entered into a Letter of Intent to acquire iPoint Television, LLC (“iPoint”). The Letter of Intent sets forth the framework pursuant to which the Company, iPoint and certain of its members will enter into a Share Exchange Agreement pursuant to which it is contemplated that the Company will exchange shares of common and preferred stock providing the members of iPoint majority voting control over the Company for over 90% of the outstanding ownership interests of iPoint. The result of the transaction will be that the members of iPoint (or certain of such members) will become the Company’s majority shareholders and iPoint will become a majority owned subsidiary of the Company. The parties plan to enter into a definitive Share Exchange Agreement, provided that the closing of the acquisition is subject to certain closing conditions, including conditions typical of acquisitions of this type and size. iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device. iPoint is a full service Internet Protocol television (IPTV), media entertainment company which develops applications for mobile and TV smart devices.  The Company previously suspended its acquisition of I-Point TV, however management anticipates the acquisition closing in the first quarter of 2014.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $478,500 and $1,550,619, respectively, for the nine months ended September 30, 2013 and 2012 and had an accumulated deficit of $11,190,887 as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have managed our liquidity during the first three quarters of 2013 through cost reduction initiatives and the proceeds from the sale of common stock and issuances of convertible notes. The Company is in default on notes payable and outstanding judgments totaling $1,691,421 and $1,057,816 respectively, and expects to repay the notes payable, judgments and accrued interest plus all of its other liabilities from the proceeds derived from the operations of acquired companies, sell of stock, or a combination of both. These factors raise substantial doubt about the Company’s abilities to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – CONVERTIBLE PROMISSORY NOTES

As of September 30, 2013, The Company has outstanding four (4) Security Purchase Agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% per annum. Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date. Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

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

Convertible Promissory Notes consisted of the following notes and discounts at September 30, 2013

February 28, 2013 convertible promissory note	$16,500
Less: Unamortized discounts	$(3,667)

Balance at quarter end	$12,833

July 1, 2013 convertible promissory note	$41,500
Less: Unamortized discounts	(27,667)

Balance at quarter end	$13,833

August 6, 2013 convertible promissory note	$22,500
Less: Unamortized discounts	(17,500)

Balance at quarter end	$5,000

September 9, 2013 convertible promissory note	$27,500
Less: Unamortized discounts	(24,444)

Balance at quarter end	$3,056

Total Convertible Note Balance as of September 30, 2013	$34,722

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Accrued consulting fees	$820,716	$820,716

Accrued commissions	71,033	71,033

Accrued interest expense	1,180,820	998,314

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$2,228,461	$2,045,955

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

Preferred Stock

On June 1, 2011, the shareholders voted to authorize the issuance of up to 50,000,000 shares of preferred stock, $0.0001 par value (“Preferred Stock”). The Board of Directors authorized to fix the designations, rights, preferences, powers and limitations of each series of the Preferred Stock.

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

Fair values of liabilities measured on a recurring basis at as follows:

Liabilities	Fair value	Level 1	Level 2	Level 3
Derivative financial instruments – September 30, 2013	$137,778			$137,778

NOTE 7 – NOTES PAYABLE - Affiliate

Former Member of Board of Directors

The Company has borrowed $1,250,000 for a former member of the Board of Directors. Two notes totaling $1,200,000 are unsecured. The third note totaling $50,000 is secured by a second is lien on the Company’s assets. The notes are default and the Company has included approximately $343,999 of accrued interest in accrued expenses.

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

Operating Expenses

Total operating expenses were $80,886 for the three months ended September 30, 2013 compared to $540,111 for the three months ended September 30, 2012. The primary expenses for the three months ended September 30, 2013 were professional and consulting fees of approximately $48,000 and management fees of approximately $28,000.

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

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the nine months ended September 30:

(thousands)	2013	2012
Cash provided by (used for):
Operating activities	$(158,384)	$(260,641)
Investing activities	0	0
Financing activities	168,194	234,750
Increase (decrease) in cash and cash equivalents	$9,810	$(25,891)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $478,500 and $1,550,619 respectively, for the nine months ended September 30, 2013 and 2012 and had an accumulated deficit of $11,190,887 as of September 30, 2013. We have managed our liquidity during the first nine months of 2013 through advances from shareholders and the issuance of convertible notes.

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

Item 2. Defaults Upon Senior Securities.     Not applicable.

Item 3. Submission of Matters to a Vote of Security Holders.     Not applicable.

Item 4. Other Information.     Not applicable.

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

SWORDFISH FINANCIAL, INC.

Date: January 7, 2014	By:	/s/ Clark Ortiz
Its: Chief Executive Officer and President

Date: January 7, 2014	By:	/s/ K. Bryce Toussaint
Its: Acting Chief Financial Officer