Form 10-K
period 2013-12-31
SWORDFISH FINANCIAL, INC.
filed 2014-05-08
CIK 78311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 000-07475

SWORDFISH FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6125 Airport Freeway; Suite 211 Haltom City, Texas	76119
(Address of principal executive offices)	(Zip Code)

6125 Airport Freeway; Suite 211 Haltom City, TX 76119

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐ No ☒

As of April 15, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on such date was approximately $2,3615,519.

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 7, 2013 was 843,399,545

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

PART I

Item 1.    BUSINESS.

Corporate History

Swordfish Financial, Inc., (f/k/a Photo Control Corporation (1959-2004) and Nature Vision, Inc. (2004-2009)) (the “Company”, “we” or “us”) was incorporated as a Minnesota corporation on August 19, 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. Upon the merger with Swordfish Financial, Inc., a Texas corporation on August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change the Company’s name to Swordfish Financial, Inc.  Our executive offices are located 6125 Airport Freeway; Suite 211 Haltom City, TX 76119; our telephone number is (817) 845-6244; and our website is swordfishfinancial.com.

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

Letter of Intent With iPoint Television

Effective February 13, 2013, the Company entered into a Letter of Intent to acquire iPoint Television, LLC (“iPoint”). The Letter of Intent sets forth the framework pursuant to which the Company, iPoint and certain of its members will enter into a Share Exchange Agreement pursuant to which it is contemplated that the Company will exchange shares of common and preferred stock providing the members of iPoint majority voting control over the Company for over 90% of the outstanding ownership interests of iPoint. The result of the transaction will be that the members of iPoint (or certain of such members) will become the Company’s majority shareholders and iPoint will become a majority owned subsidiary of the Company. The parties plan to enter into a definitive Share Exchange Agreement, provided that the closing of the acquisition is subject to certain closing conditions, including conditions typical of acquisitions of this type and size. iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device. iPoint is a full service Internet Protocol television (IPTV), media Entertainment Company which develops applications for mobile and TV smart devices.  The Company previously suspended its acquisition of I-Point TV, and re announced the acquisition on January 19th, 2014 and management anticipates the acquisition closing in the second quarter of 2014.

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

Employees

 As of December 31, 2013, we had three employees, our President and Chief Executive Officer, Acting Chief Financial Officer and Chief Technology Officer.

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

We Have Future Capital Needs And Without Adequate Capital We May Be Forced To Cease Or Curtail Our Business Operations.

As of December 31, 2013, we had no assets, no cash on hand, and total liabilities of $6,690,453 and a total accumulated deficit of $11,382,275.  For the years ended December 2013 and 2012, we had no revenue and a net loss of $669,988 and $1,763,847, respectively.  As such, we will need to raise substantial additional capital to pay our liabilities and for any acquisition that we may undertake in the future.

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

Our Auditor Has Raised Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have generated no revenues during the years ended December 31, 2013 and 2012. We incurred net losses of $669,988 in 2013 and $1,763,847 in 2012 and had an accumulated deficit of $11,382,375 as of December 31, 2013.  We have managed our liquidity during the fourth quarter of 2013 and the first quarter of 2014 through cost reduction initiatives and the proceeds from the sale of common stock and issuances of convertible notes.  The Company was in default on notes payable and outstanding judgments totaling $1,691,421 and $1,022,060 respectively, as of December 31, 2013. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that the funds borrowed from our management or generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not continue its operations.  These factors among others raise substantial doubt about our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.   The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

The Success Of The Company Depends Heavily On Clark Ortiz K. Bryce Toussaint, and Noel Trevino And Their Industry Contacts.

The success of the Company will depend on the abilities of Clark Ortiz, President, Chief Executive Officer and director, K. Bryce Toussaint, director and Acting Chief Financial Officer, and Noel Trevino , Chief Technical Officer and director to generate business from their existing contacts and relationships.  The loss of Mr. Ortiz, Mr. Toussaint or Mr. Trevino will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Mr. Ortiz, Mr. Toussaint or Mr. Trevino may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we may be unable to find a suitable replacement for Mr. Ortiz, Mr. Toussaint or Mr. Trevino, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company does not have an employment agreement with Mr. Ortiz, Mr. Toussaint or Mr. Trevino.

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

Our Growth Will Place Significant Strains On Our Resources.

The Company is currently in the planning stage, with only limited operations, and is currently seeking out potential acquisition targets and sources of revenue, and has not generated any revenues for the years ended December 31, 2013 or 2012. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as Mr. Ortiz, Mr. Toussaint and Mr. Trevino are our only officers and employees; and the Company will likely continue to have limited employees in the future. In the future, the Company may be required to manage multiple relationships with various parties and these requirements will be exacerbated in the event of further growth of the Company. The Company's systems, procedures or controls may not be adequate to support the Company's operations or the Company may be unable to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

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

We have authorized capital stock consisting of 3,000,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share. As of the date of this Report, we have 843,399,545 shares of common stock issued and outstanding and zero – shares of Preferred Stock issued and outstanding.     As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

Item 3. LEGAL PROCEEDINGS.

Various creditors previously brought suit for collections of their claims against the Company and the Company owes approximately $1,066,755 in judgments on various legal proceedings, which liabilities are recorded on the Company’s financial statements.  The Company’s previously completed legal proceedings and amounts due in connection therewith are described in Notes 5 and 10 to the financial statements included in this report.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. We had 843,399,545 shares of our common stock issued and outstanding as of April 15, 2014, which shares were held by 389 record holders.  We had no preferred stock issued or outstanding as of April 15, 2014.

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

	Common Stock
Quarter Ended	High	Low

2013
December 31	$0.0099	$.0028
September 30	$.0095	$.0034
June 30	$.0095	$.006
March 31	$.01	$0.006

2012
December 31	$0.0039	$0.0001
September 30	$0.03	$0.0007
June 30	$0.0065	$0.0011
March 31	$0.0365	$0.0015

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

Common Stock

The total number of authorized shares of our common stock is 3,000,000,000 shares, $0.0001 par value per share.

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

Recent Sales Of Unregistered Securities

During the three months ended December 31, 2013, the Company issued 78,437,245 shares for the conversion of $150,017 of notes payable.

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

Results of Operations For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue

We did not generate any revenues during either the fiscal years ended December 31, 2013 or 2012.  We do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete an acquisition in the IPTV space and until such acquisition generates revenues.

Net Loss

The Company recognized a net loss of $669,988 and $1,763,847 for the fiscal years ended December 31, 2013 and 2012, respectively.   The increase in net loss was due to the increase in general and administrative expenses and the increase in interest expense.

Liquidity and Capital Resources

             We had $0 of total assets as of December 31, 2013.

We had total liabilities of $6,690,493 as of December 31, 2013, consisting solely of current liabilities and including, $441,421 of notes payable (described in greater detail in Note 5 to the consolidated financial statements attached hereto), $1,250,000 of notes payable – affiliate (described in greater detail in Note 4 to the consolidated financial statements attached hereto), $1,066,755 of judgments payable (described in greater detail in Note 6 to the consolidated financial statements attached hereto), $438,782 of current portion of deferred retirement benefits (described in greater detail in Note 10 to the consolidated financial statements attached hereto), $822,182 of accounts payable, $149,185 of advances from shareholders,  and $ 2,261,743 of accrued expenses (described in greater detail in Note 8 to the consolidated financial statements attached hereto).

Operating Activities

Cash flows used in operations totaled $293,500 and $282,017 in fiscal years 2013 and 2012, respectively.

Investing Activities

Cash flows used for investing activities were $0 and $0 in fiscal years 2013 and 2012, respectively.

Financing Activities

       In 2013, the Company raised $ $293,500 from the issuance of debt instruments.

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

The Company is obligated on an additional $1,066,755 in judgments that it is also in the process of negotiating settlements for at such time as the Company has funds available from operations and or other financing sources to satisfy such judgments.

     The Company has an accrued obligation of $591,315 relating to a research and development consulting agreement with an outside entity that exists from the period prior to the merger/acquisition agreement.  The agreement had two components requiring monthly installments of $14,583 for research and development services and $8,333 for product support services.  At December 31, 2013, the amount remaining to be accrued on the agreement was $0, as such the Company recognized $0 in expenses under this obligation for the year ended December 31, 2013.

The Company has an accrued obligation of $166,911 relating to a research and development consulting agreement with an outside entity that exists from the period prior to the merger/acquisition agreement.  The agreement has two components for monthly installments of $5,000 for research and development services and $4,166 for product support services.  At December 31, 2012, the amount remaining to be accrued on the agreement was $0, as such the Company recognized $0 in expenses under this obligation for the year ended December 31, 2013.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $669,988 and $1,763,847 for the years ended December 31, 2013 and 2012, respectively, and had an accumulated deficit of $11,382,375 as of December 31, 2013.

We have managed our liquidity during the fourth quarter of 2013 and the first quarter of 2014 through the sales of common stock, issuance of debt and advances from shareholders.

Despite the cost reduction initiatives, the Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2014 without raising additional debt and/or equity capital.

We had negative working capital of $6,690,493 and a total accumulated deficit of $11, 382,375 as of December 31, 2013.  We also had no cash on hand and $6,690,493 in current liabilities as of December 31, 2013.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2013, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2013.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013:

o	The Company has inadequate segregation of duties within its cash disbursement control design.

o	During the year ended December 31, 2013, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

o	The Company does not have a sufficient number of independent directors for its board and audit committee. We currently have no independent director on our board, which is comprised of three directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our Board of Directors be independent.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART III

Item 10.   DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Director Since	Position
Clark Ortiz	48	2012	President, Chief Executive Officer and Director
K. Bryce Toussaint	42	2012	Acting Chief Financial Officer and Director
Noel Trevino	45	2012	Chief Technical Officer and Director

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

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an " audit committee financial expert " as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as " independent " as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our Company do not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent director who would qualify as an " audit committee financial expert " would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

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

Board Meetings and Annual Meeting

During the fiscal year ended December 31, 2013, our Board of Directors held 5formal meetings.  We did not hold an annual meeting in 2013.  All of our directors attended at least 75% of the meetings of the Board of Directors.

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

Based solely on the reports received by us, the transaction report of Company transactions supplied by our transfer agent and our shareholders list as of May 2, 2013, to the best of our knowledge all required directors, officers and greater than 9.99% percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2013, except that:

(a)	Clark Ortiz, K. Bryce Toussaint, and Noel Trevino, our current officers and directors, inadvertently failed to timely file Reports on Form 3 upon their appointments of our officers and directors on December 21 and December 26, 2012, as applicable, which Reports on Form 3 were subsequently filed on May 13, 2013; and

(b)	Michael Alexander, our former Chief Executive Officer and Chairman failed to file various Reports on Form 4 relating to the acquisition by him of shares of our common stock during the quarter ended December 31, 2013, which reports have still not been filed to date.

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the last two fiscal years by our executive officers.

  SUMMARY COMPENSATION TABLE*

Name and Principal Position	Year Ended		Salary ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)

Clark Ortiz President, CEO and Director (1)	2013 2012	$ $	- -		- -		$85,000 -		- -

K. Bryce Toussaint CFO and Director (2)	2013 2012	$ $	60,000 -		- -		- -		60,000 -

Noel Trevino Chief Technical Officer and Director (3)	2013 2012	$ $	- -		- -		- -		- -

John Berner Former CEO and Director (1)	2012		$-		-		-		-

Michael Alexander, Former President and CEO (1)	2012 2011	$ $	24,150 48,300	$ $	27,000 26,500	(4) (5)	$50,000 (8) -	$ $	74,800 74,800

Randy Moseley, Former CFO, Secretary (2)	2012 2011	$ $	23,375 46,750	$ $	27,000 25,500	(6) (7)	- -	$ $	50,375 72,250

*	No executive employees received any Bonus, Option Awards, Stock Awards, Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. The value of the Stock Awards and Option Awards in the table above, if any, were calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(1)	Mr. Alexander served as the Company’s President, CEO and director from August 17, 2009 to December 17, 2012, when he resigned. Effective December 17, 2012, Mr. Berner was appointed as CEO and director of the Company. On December 21, 2012, the services of Mr. Berner were terminated and the Company appointed Mr. Ortiz as the President, CEO and director of the Company.
(2)	Mr. Moseley became the Company’s CFO and director on August 17, 2009 and resigned as CFO on December 17, 2012. On December 26, 2012, Mr. Toussaint was appointed as the CFO and director of the Company.
(3)	Mr. Trevino was appointed as a director of the Company on December 21, 2012 and as the Chief Technical Officer of the Company on December 26, 2012.
(4)	Represents 22,500,000 shares of restricted common stock valued at a total of $27,000.
(5)	Represents 2,500,000 shares of restricted common stock and 15,000,000 shares of preferred stock issued to Mr. Alexander valued at a total of $26,500.

(6)	Represents 22,500,000 shares of restricted common stock valued at a total of $27,000.
(7)	Represents 2,500,000 shares of restricted common stock and 5,000,000 shares of preferred stock issued to Mr. Moseley valued at a total of $25,500.
(8)	Represents 50,000,000 shares issued to an attorney for providing legal services on behalf of the CEO Mr. Alexander valued at a total of $50,000.

Employment Agreements

The Company does not have any employment agreements in effect with any executive officers.

Stock Options

The Company had no stock options outstanding at December 31, 2013.

Board of Director Compensation

We had no non-executive directors for the years ended December 31, 2013 and 2012.  Our executive directors did not receive any compensation other than the compensation, if any, that they were paid as executive officers of the Company, for their service as directors of the Company for the years ended December 31, 2013 and 2012.

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

In July 2008, the Company amended the terms and replaced the original $1,000,000 demand note issued to Richard P. Kiphart, a then member of its Board of Directors (Mr. Kiphart resigned on August 17, 2009), in October 2007.   The demand promissory note is unsecured and bears an interest rate of 15% per annum. The amendment to the note extended the maturity date to August 17, 2010.  Interest is payable on the first day of each month.  The entire principal and interest is payable upon demand any time after August 17, 2010.    The Company paid no interest and accrued approximately $189,000 of interest on this note during the year ended December 31, 2012 and paid $75,000 in accrued interest during December 31, 2013.

 On August 17, 2009, the Company borrowed $200,000 from a former member of the Board of Directors in order to meet its short-term cash flow requirements. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15% per annum.  The entire principal and accrued interest is payable upon demand any time after February 17, 2010.   The Company paid no interest and accrued $30,000 and $59,000 of interest on this note during the years ended December 31, 2012 and December 31, 2013, respectively.

On August 18, 2010, the Company borrowed $50,000 from a former member of the Board of Directors in order to meet its short-term cash flow requirements. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15% per annum.  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $0.10 per share.  The Company paid no interest and accrued $20,000. of interest on this note during each of the years ended December 31, 2012 and December 31, 2013.

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

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Swordfish Financial Independent Public Accountant’s Fees

The following table presents fees for professional services rendered by Patrick Heyn CPA for the audit of the Company’s financial statements for the years ended December 31, 2012 and 2013:

	2013	2012
Audit Fees	$16,000	$7,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$16,000	$7,500

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

Swordfish Financial, Inc.

Date: May 2, 2014	By: /s/ Clark Ortiz
Clark Ortiz, President
and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Change dates

/s/ Clark Ortiz
Clark Ortiz	May 7, 2014
President, Chief Executive Officer and
Director (Principal Executive Officer)

/s/ K. Bryce Toussaint	May 7, 2014
K. Bryce Toussaint
Acting Chief Financial Officer and Director
(Principal Financial/Accounting Officer)

/s/ Noel Trevino Noel Trevino	May 7, 2014
Chief Technical Officer and Director

 Exhibit Index

3.1	Amended and restated articles of incorporation (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K dated September 7, 2004).

3.2	Amended of Articles of Incorporation Changing the Company’s Name to Swordfish Financial, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed September 4, 2009).

3.3	Amendment of Articles of Incorporation – Increasing Authorized Shares of Common Stock to 500,000,000 shares and Preferred Stock to 50,000,000 shares (filed as Exhibit 3.1 to Registrant’s Report on Form 8-K dated November 12, 2010).

3.4*	Amended and Restated Articles of Incorporation dated June 6, 2011

3.5	Amended and restated bylaws (previously filed as Exhibit 3.2 to the Registrant’s Report on Form 8-K dated September 7, 2004).

4.1	Amended and Restated 2004 Stock Incentive Plan, dated June 3, 2004 (previously filed as Exhibit 10.1 to Registrant's Form 10-QSB Quarterly Report for the period ended June 30, 2005).

10.1	Demand Promissory Note, dated July 8, 2008, in the principal amount of $1,000,000 executed by Nature Vision, Inc. in favor of Richard Kiphart (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated July 11, 2008).

10.2	Mutual Termination of Common Stock Shares Purchase Agreement between Swordfish Financial, Inc., Minnesota and Swordfish Financial, Inc., Texas (September 30, 2012)(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 2, 2012 and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

16.1	Letter from Patrick Rodgers, CPA, PA dated April 19, 2013, to the Securities and Exchange Commission

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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

Financial Statements

Years Ended December 31, 2013 and 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Swordfish Financial, Inc.:

I have audited the accompanying balance sheets of Swordfish Financial, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  I was not engaged to perform an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swordfish Financial, Inc.  as of  December  31, 2013 and 2012, and the results of its operations and cash flows the years  ended. in conformity with accounting principles generally accepted in the United States of America.

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

/s/Patrick Heyn, CPA

Patrick Heyn, CPA, P. A.

Atlantis, FL

May 7, 2014

  Swordfish Financial, Inc.

Balance Sheets

December 31, 2013 and 2012

	2013		2012
ASSETS

TOTAL ASSETS	$		$

CURRENT LIABILITIES
Term Notes Payable		$441,421		$441,421
Notes Payable -		1,250,000		1,250,000
Judgments Payable		1,066,754		1,030,999
Convertible Notes Payable, net of discount of $98,945		70,554		—
Deferred Retirement Benefits Derivative Liability		438,782 189,871		438,782-
Accounts Payable		822,182		820,182
Advances from shareholders		149,185		149,185
Accrued Expenses		2,261,743		2,045,955
Total Current Liabilities		6,690,493		6,176,524
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 Par Value Per Share, 50,000,000 Shares Authorized, 0 and 20,000,000 issued and Outstanding at December 31, 2013 and 2012 , respectively		—		2,000
Common Stock, $0.0001 Par Value per Share, 1,000,000,000 Shares Authorized, 843,399,545 and 764,962,300 Issued and Outstanding at December 31, 2013 and 2012, respectively		84,339		76,496
Additional Paid-In Capital		4,607,541		4,457,367
Accumulated Deficit		(11,382,375)		(10,712,387)
Total Stockholders’ Deficit		(6,690,493)		(6,176,524)

		—		—

See accompanying notes to financial statements.

 Swordfish Financial, Inc.

Statements of Operations

Years Ended December 31, 2013 and 2012

	2013	2012

SALES, NET	$-	$-

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and Administrative	258,758	1,062,538
Total Operating Expenses	258,758	1,062,538
LOSS FROM OPERATIONS	(258,758)	(1,062,538)
OTHER INCOME (EXPENSE)
Interest Expense	(440,652)	(705,792)
Gain/(Loss) on Derivatives	30,589	—
Other Income (Expense)	(1,167)	4,482
Net Other Income/(Expenses)	(411,230)	(701,310)
LOSS FROM OPERATIONS BEFORE TAXES	(669,988)	(1,763,847)
PROVISION FOR INCOME TAX EXPENSE	—	—

NET LOSS	$(669,988)	$(1,763,847)

Net Loss per Common Share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares
Basic and Diluted	777,972,738	627,183,904

See accompanying notes to financial statements.

Swordfish Financial, Inc.
Statement of Stockholders' Deficit
Years Ended December 31, 2013 and 2012

						Retained
					Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit

Balance, December 31, 2011	2,000	$2,000	320,732,363	$32,073	$6,876,820	$(8,948,540)	$(2,037,647)

Note Receivable Transaction	—	—	(109,874,170)	(10,987)	(3,489,013)		(3,500,000)

Shares issued for cash	—	—	113,135,127	11,314	137,136		148,450

Shares issued for services	—	—	109,800,000	10,980	338,020		349,000

Shares issued for note
payable conversions	—	—	254,343,195	25,434	287,086		312,520

Shares issued for settlement of judgment payable	—	—	76,836,110	7,683	202,317		210,000

Discount on convertible notes
payable	—	—	—	—	105,000		105,000

Net loss			—	—	—	(1,367,059)	(1,367,059)
Balance, December 31, 2012	2,000	2,000	764,972,625	76,497	4,457,366	(10,712,387)	(6,176,524)

Return and cancellation of Preferred Stock	(2,000)	(2,000)					(2,000)

Shares issued for note
payable conversions	—	—	78,437,245	7,842	150,175		158,017

Net loss	—	—	—	—	—	(699,988)	(669,988)
Balance, December 31, 2013	—	$—	843,399,545	$84,339	$4,607,541	$(11,382,375)	$(6,690,493)

See accompanying notes to financial statements.

Swordfish Financial, Inc.

Statements of Cash Flows

For Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(669,988)	$(1,763,847)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	—	649
Amortization of discount on convertible notes payable	155,533	160,764
Non Cash Interest Expense	—	—
Unrealized Change in Value of Derivative	(30,589)	—
Stock issued for services	—	349,000
Interest Paid in Common Stock	—	189,020

Changes in operating assets and liabilities:
Accounts receivable	—	—
Accrued interest receivable	—	415,625
Judgments	35,756	25,023
Accrued expenses	215,788	341,749
Net Cash Flows Used by Operating Activities	(293,500)	(282,017)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	293,500	65,000
Proceeds from sale of common stock	—	148,450
Proceeds/(Payment) of advances from shareholders	—	42,235

Net Cash Flows from Financing Activities	293,500	255,685

Net Change in Cash and Cash Equivalents	$—	$(26,332)

CASH AND CASH EQUIVALENTS - Beginning	—	26,332
CASH AND CASH EQUIVALENTS - Ending	$—	$—

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

Effective in approximately December 2012, the Company decided to discontinue its efforts on being an asset recovery company and changed its business focus to the pursuit of the acquisition of Internet media companies which provide services to home entertainment and cable business.

FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt, contract payable and deferred liabilities - retirement benefits approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

CASH AND CASH EQUIVALENTS

The Company maintains its cash balances in various area banks. Cash balances are insured up to $250,000 per bank by the FDIC. The balances, at times, may exceed federally insured limits. The Company defines cash and cash equivalents as highly liquid, short-term investments with a maturity at the date of acquisition of three months or less.  At December 31, 2013 and 2012 the Company had no cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS

Management assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with FASB ASC Topic "Property, Plant and Equipment."  An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

If management determines that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, an impairment is measured based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or another valuation technique.  Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets, including intangible assets, including the operating and macroeconomic factors that may affect them.  We use historical financial information, internal plans, and projections and industry information in making such estimates.

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

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  The total number of dilutive common stock equivalents, options and warrants, for the years ended December 31, 2013 and 2012, totaled 121,571,429 and 0 respectively.

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

NOTE 2 –   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $ 669,988 in 2013 and $1,763,847 in 2012 and had an accumulated deficit of $ 11,382,375 as of December 31, 2013.  We have managed our liquidity during the fourth quarter of 2013 and first part of first quarter of 2014 through cost reduction initiatives and the proceeds from the sale of common stock and issuances of convertible notes.  The Company remains in default on notes payable and outstanding judgments totaling $1,691,421 and $1,066,755 respectively, and expects to repay the notes payable, judgments and accrued interest plus all of its other liabilities from the proceeds derived from the operations of acquired companies, the sale of stock, or a combination of both.

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

On July 8, 2008, the Company amended the terms and replaced the original demand note issued to the member of its Board of Directors (who resigned on August 17, 2009) on October 19, 2007.  The amended demand note is held by the same member of the Company’s Board of Directors.  The demand promissory note is unsecured and bears an interest rate of 15%.  Interest is payable on the first day of each month.  The Company incurred approximately $245,871 and $224,965 of interest for the years ended December 31, 2013 and 2012, respectively.  The principal and accrued but unpaid interest became payable upon demand any time after August 17, 2010.  The total amount due including interest at December 31, 2013 is $1,658,906.

On August 17, 2009, the Company borrowed $200,000 from a former Board of Directors in order to meet its short-term cash flow requirements. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand any time after February 17, 2010.  As part of the terms of the $50,000 note described below, the noteholder, at any time prior to the maturity of the note, has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share. The Company incurred approximately $ 53,104 and $59,000 of interest for the years ended December 31, 2013 and 2012, respectively.  The total amount due at December 31, 2013 including interest is $383,449.

In August 2010, the Company borrowed $50,000 from a former Board of Director in order to meet its short-term cash flow requirements. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15%  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $.10 per share.  The Company incurred approximately $17,569 and $20,000 of interest expense for the years ended December 31, 2013 and 2012, respectively.  The total amount due at December 31, 2013 including interest is $97,649.

The $200,000 and $50,000 promissory notes are convertible into the Company’s common stock were evaluated under ASC470-20 and considered "in the money" on their dates of issuance, resulting in an embedded beneficial conversion feature.  The conversion price of $.10 per share compared to the market price of $.40 computed to a $.30 per share intrinsic value related to each note which the Company recorded as discount of $200,000 on the $200,000 promissory note and $50,000 on the $50,000 note, as the discounts were limited to the note value.  For the year ended December 31, 2010, the Company amortized as interest expense $200,000 the entire discount recorded on the $200,000 promissory note as payment can be demanded at any time.

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	290,000	290,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals	441,421	441,421

Less: Current portion	441,421	441,421

Term Notes Payable - Long term portion	$—	$—

Accrued interest payable on the term notes payable was $310,468 and $255,859 at December 31, 2013 and 2012, respectively, and is included in the balance sheet within “Accrued Expenses”.

The Company is in default on all of the notes payable.

NOTE 6 – JUDGMENTS PAYABLE

Judgments Payable consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Judgment awarded to Esox Designs, Inc. for $179,167 granted by Ninth Judicial District Court, Crow Wing County, State of Minnesota on October 28, 2009. $26,629 was paid on the judgment in 2010.	$152,538	$152,538

Jabez Development, LLC sued the Company for non-payment of a note. On October 11, 2010, the Fourth Judicial District Court of Hennepin County, State of Minnesota confirmed an American Arbitration Award and granted Jabez Development, LLC a judgment in the amount of $509,600 and continuing accrued interest at the rate of 9%.	624,330	588,574

Altus Brands II, LLC sued the Company for non-payment of a note. On October 21, 2010, the United States District Court, District of Minnesota granted Altus Brands II, LLC a judgment in the amount of $289,887.	289,887	289,887

Total Judgments Payable	$1,066,755	$1,030,999

 NOTE 7 – CONVERTIBLE PROMISSORY NOTES

As of December 31, 2013, The Company has outstanding four (4) Security Purchase Agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% per annum. Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date. Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

The conversion rights embedded in the 8% Notes are accounted for as a derivative financial instruments because of the down round feature of the conversion price. The beneficial conversion feature was valued at the date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions: risk free interest rates ranging from .11%, contractual expected life of nine (9) months, expected volatility of 236%, calculated using the historical closing price of the Company’s common stock, and dividend yield of zero, resulting in fair market value.

Convertible Promissory Notes consisted of the following notes and discounts at December 31, 2013

July 1, 2013 convertible promissory note	$41,500
Less: Unamortized discounts	(13,834)

Balance at year end	$27,666

August 6, 2013 convertible promissory note	$22,500
Less: Unamortized discounts	(10,000)

Balance at year end	$12,500

September 9, 2013 convertible promissory note	$27,500
Less: Unamortized discounts	(15,278)

Balance at year end	$12,222

October 8, 2013 convertible promissory note	$26,500
Less: Unamortized discounts	(17,667)
Balance at year end	$8,833

October 8, 2013 convertible promissory note	$15,700
Less: Unamortized discounts	(10,167)
Balance at year end	$5,533

November 11, 2013 convertible promissory note	$4,000
Less: Unamortized discounts	(3,911)
Balance at year end	$89

December 3, 2013 convertible promissory note	$32,500
Less: Unamortized discounts	(28,889)
Balance at year end	$3,611

Total Convertible Note Balance as of December 31, 2013	$70,554

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Accrued consulting fees	$834,345	$820,716

Accrued commissions	71,033	71,033

Accrued interest expense	1,200,473	998,314

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$2,261,743	$1,713,145

NOTE 9 - INCOME TAXES

The provision for income taxes for continuing operations consists of the following components for the years ended December 31:

	2013	2012

Current	$-	$-
Deferred	-	-
Total Provision for (Benefit from) Income Taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows:

	2013	2012

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(3.3)	(3.3)
Permanent differences and other including surtax exemption	0.1	0.1
Valuation allowance	37.2	37.2

Effective Tax Rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31:

	2013	2012
Deferred Tax Assets
Net operating loss carryforwards	$2,957,603	$2,220,600
Deferred compensation	0	0
Other allowances	0	0
Total	2,957,603	2,220,600
Less valuation allowances	(2,957,603)	(2,220,600)

Deferred Tax Asset	$—	$—

Deferred Tax Liabilities
Depreciation & amortization	$—	$—

Net long-term deferred tax asset	$—	$—

The change in the valuation allowance was $737,003and $282,789 for the years ended December 31, 2013 and 2012, respectively.  There was an 80% change in ownership control in 2009 making it highly unlikely that subject to limitations set forth in Internal Revenue Code 382, the Company will be able to carry forward any benefits of the deferred tax assets created before the change in ownership.

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

The Company has federal and state net operating losses of approximately $11,383,000 available at December 31, 2013 which, if not used, will begin to expire in 2025. Future changes in the ownership of the Company may place limitations on the use of these net operating losses.

The federal and state tax returns are open to examination for the years 2007-2013

NOTE 10 - DEFERRED RETIREMENT BENEFITS

The Company had a retirement benefit agreement with past employees. Under the agreements, covered individuals become vested immediately upon death or if employed at age 65. Benefit costs were recognized over the period of service and recorded as accrued retirement benefits. The total accrued balance due was $438,782 at December 31, 2013 and 2012.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has a $591,315 obligation relating to a research and development consulting agreement with an outside entity that exists from the period prior to the merger/acquisition agreement.  The agreement had two components requiring monthly installments of $14,583 for research and development services and $8,333 for product support services.  At December 31, 2011 the amount remaining to be accrued on the agreement was $0.  The Company recognized $0 of expense relating to this agreement for the year ended December 31, 2013 and 2012.

The Company has an obligation of $166,911 relating to a research and development consulting agreement with an outside entity that exist from the period prior to the merger/acquisition agreement.  The agreement has two components for monthly installments of $5,000 for research and development services and $4,166 for product support services.  This agreement expired on December 31, 2011.

Legal Proceedings

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded above in Note 6 – Judgments Payable.  The company has accrued $1.1 million dollars for these judgments.

NOTE 12 – RELATED PARTY TRANSACTIONS

Former Officer’s and Director’s Promissory Note to Company

On August 14, 2009, the Company consummated a Stock Purchase/Merger Agreement with Swordfish Financial, Inc., a Texas corporation (“Swordfish Texas”), pursuant to which the Company sold an aggregate of 109,874,170 shares of its common stock in exchange for a $3,500,000 promissory note, payable in two installments of $1,750,000 each with the first installment being forty-five (45) days from the date of the note and the second installment being one-hundred twenty (120) days from the date of the note.  The note accrued interest at the rate of 5% per annum. No collections were received on the promissory note.

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

NOTE 13 – CONCENTRATIONS AND OTHER RISKS

The Company had no major customers or suppliers as of December 31, 2013 and 2012 as the operations of the former company, Nature Vision, were discontinued as the result of the M&I Business Credit LLC foreclosure and sell-off of the Company’s assets in 2009.

NOTE 14 - SUPPLEMENTAL CASH FLOWS

	2013	2012
Supplemental Cash Flow Disclosures
Cash paid for interest	$75,000	$—
Cash paid for income taxes	$—	$—

Noncash investing and financing activities
Conversion of notes payables	$75,800	333,500
Settlement of subscription receivable	$—	$3,500,000

NOTE 15- STOCKHOLDERS’ EQUITY

Common Stock

During, 2012, the Company issued 254,343,195 shares for the conversion of $312,520 of notes payable.  The average conversion price was $0.0012, resulting in the recognition by the Company of $189,020 in additional interest expense for the beneficial conversion.

During 2012, the Company issued 109,800,000 of common shares for services totaling $349,000.  The average price per share was $0.003 which approximated the quoted market price on the grant date.

During 2012, the Company issued 113,135,127 shares of common stock in private placement transactions for a total of $148,450.  The average price for these shares was $0.001

During 2012, the Company 76,836,110 shares of common stock valued at $210,000 in settlement of a judgment note payable obligation of $105,000.  The Company recognized $105,000 in additional interest expense.

During 2013, the Company issued 59,744,979 and 18,692,266 shares in connection with the conversion of two (2) notes payable and accrued interest in the amounts of $75,800 and $45,800, respectively.

Preferred Stock

The Company is authorized to issue of up to 50,000,000 shares of preferred stock, $0.0001 par value ("Preferred Stock"). The Board of Directors authorized to fix the designations, rights, preferences, powers and limitations of each series of the Preferred Stock.

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

In May 2013 the 20,000,000 shares of outstanding Preferred Stock were returned to the company for no consideration and cancelled.

NOTE 16 –SUBSEQUENT EVENTS

The company signed a definitive agreement for the acquisition of the 90% of iPoint on January 15, 2014. Ninety percent (90%) of the iPoint Television, LLC Units were in exchange for 25 million Series Class A of Swordfish Financial. The Series Class A holds 10:1 conversion and 100:1 Voting giving Clark Ortiz 70.4% of the voting control.