Form 10-K/A
period 2013-12-31
SWORDFISH FINANCIAL, INC.
filed 2014-05-13
CIK 78311

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 7, 2013 was 843,399,545

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTES:

The purpose of this Amendment No. 1 to SWORDFISH FINANCIAL, INC.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission on May 8, 2014, 2014, is to furnish Amended Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T. Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibits 101. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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