Form 10-Q
period 2014-03-31
SWORDFISH FINANCIAL, INC.
filed 2014-05-22
CIK 78311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

6125 Airport Freeway; Suite 211 Haltom City, TX 76119

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

☐ Yes ☑   No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of May 23, 2013 was 1,074,513,863.

SWORDFISH FINANCIAL, INC.

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Swordfish Financial, Inc. and Subsidiaries

Condensed Balance Sheets

March 31, 2014 and December 31, 2013

	Unaudited
	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-

		-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICT

CURRENT LIABILITIES
Term Notes Payable	$441,421	$441,421
Note Payable – Affiliates	1,250,000	1,250,000
Judgments Payable	1,030,999	1,030,999
Convertible Notes Payable, net of discounts of $131,409 and $98,945	194,300	70,554
Derivative Liability	332,383	189,871
Deferred Retirement Benefits	438,782	438,782
Accounts Payable	820,182	820,182
Advances from shareholders	149,185	149,185
Accrued Expenses	2,166,037	2,261,743
Total Current Liabilities		6,690,493

Total Liabilities	6,814,289	6,690,493

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICT
Preferred Stock, $0.0001 Par Value Per Share, 50,000,000 Shares Authorized, Issued and Outstanding at March 31, 2014 and December 31, 2013 were 20,000,000, respectively	2,500	-
Common Stock, $0.0001 Par Value per Share 1,000,000,000 Shares Authorized, Issued and Outstanding at March 31, 2014 and December 31, 2013 were 1,074,513,863 and 843,399,545, respectively	107,451	84,339
Additional Paid-In Capital	4,699,490	4,607,541
Accumulated Deficit	(11,623,730)	(11,382,375)
Total Stockholders’ Equity	(6,814,289)	(6,690,493)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$	$--

See accompanying notes to condensed financial statements.

  Swordfish Financial, Inc. and Subsidiaries

Condensed Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

	2014	2013

OPERATING EXPENSES

General and Administrative	$61,534	56,883

Total Operating Expenses	61,534	56,883

LOSS FROM OPERATIONS	(61,534)	(56,883)

OTHER INCOME (EXPENSE)
Interest expense	(167,407)	(115,537)
Interest income	—	—
Gain/(Loss) on Derivatives	(60,026)	18,401

Net Other Expenses	(241,355)	(97,136)

LOSS FROM OPERATIONS BEFORE TAXES	(241,355)	(154,019)

PROVISION FOR INCOME TAX BENEFIT	—	—

NET LOSS	$(241,355)	$(154,019)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)
	$(0.00)	$(0.00)

Weighted average common shares
Basic and Diluted	1,074,513,863	764,962,300

See accompanying notes to condensed financial statements

 Swordfish Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

	2014		2013

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net loss		$(241,355)	$(154,019)
Adjustments to reconcile net loss to net cash flows from operating activities
Amortization of debt discount		36,388	14,332
Non cash interest expense		113,434	31,430
Unrealized gain on change in value of derivative		(12,414)	(18,401)
Discounts on convertible notes payable			-
Changes in operating assets and liabilities			-
Judgments payable		8,939	8,939
Accrued expenses		(19,992)	60,836

Net Cash Flows from (Used In) Operating Activities		(115,000)	(56,883)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment		-	-

Net Cash Flows from (used in) Investing Activities		-	-

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Advances from shareholders		-	-
Proceeds from Convertible Notes Payable		115,000	64,000

Net Cash Flows from (used in) Financing Activities		115,000	64,000

Net Change in Cash			7,117

CASH - BEGINNING		-	-

CASH - ENDING	$		$7,117

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

Effective in approximately December 2013, the Company changed its business focus to the pursuit of the acquisition of Internet media companies which provide services to home entertainment and cable business.

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

BASIS OF PRESENTATION

The accompanying condensed balance sheet at March 31, 2014 and the condensed statements of operations and cash flows for the three months ended March 31, 2014 and 2013 are unaudited. The unaudited interim condensed balance sheet and condensed statements of operations and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the footnotes required by generally accepted accounting principles for the year-end financial statements. In the opinion of management,  all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the three months ended March 31, 2014 and 2013 have been included.

The results of the Company’s operations for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission.

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

Acquisition - iPoint Television

On January 15, 2014, the Company completed the acquisition of 90% of the issued and outstanding membership interests of

iPoint. Pursuant to the Securities and Exchange Agreement the Company issued Clark Ortiz, the Company’s CEO and Chairman 25,000,000 shares of Swordfish’s Series A Preferred Stock, which has voting rights equal to 100 shares of the Company’s common stock and is convertible into the Company’s common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock. In addition to issuance of the Series A Preferred Stock the Company agreed as part of the Purchase Price to issue 50,000,000 shares of its common stock to Mr. Ortiz. At present the Company has no authorized and unissued shares available to be issued, however in order to close the transaction, Mr. Ortiz has agreed to close the transaction pending the Company increasing authorized shares of common stock. As a result of the transaction the Company owns 90% of issued and outstanding membership interests in iPoint Television LLC and therefor a majority owned subsidiary of the Company and the Company will be able to report the results of iPoint on a consolidated basis in the Company’s financial statements. iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device. iPoint is a full service Internet Protocol television (IPTV), media entertainment company which develops applications for mobile and TV smart devices.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $ 241,355 in 2014 and $154,019 in 2013 respectively, for the three months ended March 31, 2014 and 2013 and had an accumulated deficit of $11,623,730as of March 31, 2014.  We have managed our liquidity during the fourth quarter of 2013 and first quarter of 2013 through cost reduction initiatives and the proceeds from the sale of common stock and issuances of convertible notes.  The Company is in default on notes payable and outstanding judgments totaling $1,250,000 and $1,030,999 respectively, and expects to repay the notes payable, judgments and accrued interest plus all of its other liabilities from the proceeds derived from the operations of acquired companies, sell of stock, or a combination of both. These factors raise substantial doubt about the Company’s abilities to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LOSS PER COMMON SHARE

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net loss per share. When dilutive, stock options and warrants are included as equivalents using the treasury stock market method when computing the diluted net loss per share.  There were 2,500,000,00 and zero dilutive common stock equivalents, options and warrants, for the three months ended March 31, 2014 and March 31, 2013, respectively. Diluted net loss per share for the quarter ended March 31, 2014 and 2013 excluded the potentially dilutive effect of the 200,000,000 share of common stock upon the conversion of the Company’s preferred stock.

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

Reclassification

Certain prior period immaterial amounts have been reclassified to conform with the current period presentation.

NOTE 2 – TERM NOTES PAYABLE

Term notes payable consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Unsecured Note Payable – former Chief Executive Officer – payable August 17, 2010 – at 15% interest.	$290,000	$290,000

Unsecured Note Payable – Castaic - annual installments of $17,171, including interest at 8%, from January 2009 through January 2011	30,620	30,620

Unsecured Note Payable – Castaic - monthly installments of $1,175, including interest at 8%, from February 2008 through January 2011	20,246	20,246

Unsecured Note Payable – Innovative Outdoors – monthly installments of $4,632, including interest at 7% from August 2008 through July 2011	100,555	100,555

Totals Term Notes Payable	$441,421	$441,421

The Company is in default on all of the notes payable.

NOTE 3 – CONVERTIBLE PROMISSORY NOTES

As of March 31, 2014, The Company has outstanding eight (8) Security Purchase Agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% per annum. Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date. Trading price means the closing bi d price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

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

As of March 31, 2014

August 6, 2013 convertible promissory note $22,500

Less: Unamortized discounts (2,500)

Balance at year end $20,000

September 9, 2013 convertible promissory note $27,500

Less: Unamortized discounts (6,110)

Balance at year end $21,390

October 8, 2013 convertible promissory note $26,500

Less: Unamortized discounts (8,834)

Balance at year end $17,666

October 8, 2013 convertible promissory note $15,700

Less: Unamortized discounts (6,243)

Balance at year end $9,457

November 11, 2013 convertible promissory note $4,000

Less: Unamortized discounts (1,778)

Balance at year end $2,222

December 3, 2013 convertible promissory note $32,500

Less: Unamortized discounts (24,556)

Balance at year end $7,944

January 29, 2014 convertible promissory note $40,000

Less: Unamortized discounts (33,216)

Balance at year end $6,784

January 29, 2014 convertible promissory note $16,500

Less: Unamortized discounts (13,702)

Balance at year end $2,798

February 29, 2014 convertible promissory note $16,500

Less: Unamortized discounts (12,833)

Balance at year end $3,667

February 29, 2014 convertible promissory note $40,000

Less: Unamortized discounts (31,111)

Balance at year end $8,889

Total Net Convertible Note Balance as of March 31, 2014 $100,816

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Accrued consulting fees	$835,379	$834,345

Accrued commissions	71,033	71,033

Accrued interest expense	1,179,447	1,200,473

Accrued royalties	11,589	11,589

Accrued miscellaneous expenses	144,303	144,303

Total Accrued Expenses	$2,241,751	$2,261,743

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue of up to 50,000,000 shares of preferred stock, $0.0001 par value ("Preferred Stock"). The Board of Directors authorized to fix the designations, rights, preferences, powers and limitations of each series of the Preferred Stock. The Company’s CEO Clark Ortiz currently holds 25,000,000 shares of the company’s preferred stock.

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

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair values requires significant management judgment or estimation.  As of March 31, 2014 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 1.25% of the Company’s total liabilities.

Fair values of liabilities measured on a recurring basis at as follows:

Liabilities	Fair value	Level 1	Level 2	Level 3
Derivative financial instruments – March 31, 2014	$ 332,383			$332,383

NOTE 7 – NOTES PAYABLE - Affiliate

Former Member of Board of Directors

The Company has borrowed $1,250,000 for a former member of the Board of Directors.  The two of the notes totaling $1,200,000 are unsecured.  The third note totaling $50,000 is secured by a second is lien on the Company’s assets.  The notes are default and the Company has included approximately $ 867,498 of accrued interest in accrued expenses.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Various creditors have brought suit for collections of their claims against the Company.  These liabilities are recorded above in Note 5 – Judgments Payable.  Management is of the opinion that the outcome will not have a material adverse effect on our business, financial condition, or results of operation.

NOTE 9 - SUPPLEMENTAL CASH FLOWS

	2014	2013
Supplemental Cash Flow Disclosures
Cash paid for interest	$80,000	$0
Cash paid for income taxes	0	0

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

Operating Expenses

Total operating expenses were $227,433 for the three months ended March 31, 2014 compared to $182,056 for the three months ended March 31, 2013.  The primary expenses for the three months ended March 31, 2014 were interest expense of approximately $167,407 and management fees of approximately $26,535.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended March 31:

(thousands)	2014	2013
Cash provided by (used for):
Operating activities	$(115,000)	$(56,883)
Investing activities		-
Financing activities	115,000	64,000
Increase (decrease) in cash and cash equivalents	$-	$7,177

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $241,355 and $154,019 respectively, for the three months ended March 31, 2014 and 2013 and had an accumulated deficit of $ 11,623,730 as of March 31, 2014.  We have managed our liquidity during the first quarter of 2013 through the issuance of convertible notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of March 31, 2014, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

SWORDFISH FINANCIAL, INC.

Date: May 20, 2014	By:	/s/ Clark Ortiz
Its: Chief Executive Officer and President

Date: May 20, 2014	By:	/s/ K. Bryce Toussaint
Its: Acting Chief Financial Officer