Form 10-Q
period 2014-06-30
SWORDFISH FINANCIAL, INC.
filed 2014-08-19
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(817) 845-6244

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. ☑ Yes o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated Filer [ ]     Non-Accelerated Filer [ ]    Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes þ   No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of June 30, 2014 was 1,692,238,861.

SWORDFISH FINANCIAL, INC.

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

Page

PART I

FINANCIAL INFORMATION

Item 1:

Financial Statements

3

Consolidated Balance Sheets – June 30, 2014 (Unaudited) and December 31, 2013

4

Consolidated Statements of Operations – Three Months Ended June 30, 2014

And Six Months Ended June 30, 2013 (Unaudited)

5

Consolidated Statements of Cash Flows – Six Months Ended June 30, 2014

And 2013 (Unaudited)

6

Notes to Consolidated Financial Statements

7-11

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3:

Quantitative and Qualitative Disclosures About Market Risks

12

Item 4:

Controls and Procedures

12

PART II

OTHER INFORMATION

Item 1:

Legal Proceedings

13

Item 1A: Risk Factors

13

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3:

Defaults Upon Senior Securities

13

Item 4:

Mine Safety Disclosures

13

Item 5:

Other Information

13

Item 6:

Exhibits

13

Signatures

14

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

_____________________________

FINANCIAL REPORTS

AT

JUNE 30, 2014

_____________________________

SWORDFISH FINANCIAL, INC.
Haltom City, Texas

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Total Assets	$ ––	$ —

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank Overdraft	$ 768	$ —
Term Notes Payable	441,421	441,421
Notes Payable - Affiliates	1,099,600	1,250,000
Judgments Payable	1,084,633	1,066,755
Convertible Notes Payable, net of discounts of $114,122 and $99,646	70,288	70,554
Derivative Liability	202,841	189,871
Deferred Retirement Benefits	438,782	438,782
Accounts Payable	822,181	822,182
Advances from Shareholders	149,185	149,185
Accrued Expenses	2,341,681	2,261,743

Total Liabilities	6,651,380	6,690,493

Stockholders' Deficit
Common Stock - $.00001 Par; 5,000,000,000 Shares Authorized,
1,692,238,861 and 843,399,545 Issued and Outstanding, Respectively	169,224	84,339
Preferred Stock: $0.0001 Par; 50,000,000 Shares Authorized, 25,000,000 and -0-, Issued and Outstanding, Respectively	2,500	--
Additional Paid-In-Capital	5,346,570	4,607,541
Accumulated Deficit	(12,169,674)	(11,382,373)

Total Stockholders' Deficit	(6,651,380)	(6,690,493)

Total Liabilities and Stockholders' Deficit	$ —	$ —

See accompanying notes to the consolidated financial statements

SWORDFISH FINANCIAL, INC.
Haltom City, Texas

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$ —	$ —	$ —	$ —

Cost of Sales	—	—	—	—

Gross Profit	—	—	—	—

Other (Income)Expenses
General and Administrative	151,256	19,801	165,178	76,684
Interest Expense	177,935	91,107	345,342	206,643
(Gain) Loss on Derivative	(47,056)	11,863	12,970	(6,538)
Loss on Conversion	263,811	—	263,811	—

Total Expenses	545,946	122,771	787,301	276,789

Loss from Operations Before Provision for Taxes	(545,946)	(122,771)	(787,301)	(276,789)

Provision for Taxes	—	—	—	—

Net Loss for the Period	$ (545,946)	$ (122,771)	$ (787,301)	$ (276,789)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,280,212,694	764,962,300	1,102,896,775	764,962,300

Net Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See accompanying notes to the consolidated financial statements

SWORDFISH FINANCIAL, INC.
Haltom City, Texas
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2014	2013

Cash Flows from Operating Activities

Net Loss for the Period	$ (787,301)	$(276,789)
Non-Cash Adjustments:
Amortization of Debt Discount	197,033	35,665
(Gain) Loss on Derivative	12,970	(24,939)
Non Cash Interest Expense	––	60,525
Common Stock Issued in Exchange for Services Rendered	35,803	—
Loss on Conversion	263,811	—
Changes in Assets and Liabilities:
Judgments Payable	17,878	17,878
Accrued Expenses	79,938	123,671

Net Cash Flows Used In Operating Activities	(179,868)	(63,989)

Cash Flows from Financing Activities
Bank Overdraft	768	—
Cash Receipts from Equity Purchase Agreement	10,000	—
Cash Proceeds from Notes Payable Affiliates	4,600	—
Proceeds from Convertible Notes Payable	164,500	64,000

Net Cash Flows Used In Financing Activities	179,868	64,000

Net Change in Cash and Cash Equivalents	—	11

Cash and Cash Equivalents - Beginning of Period	—	—

Cash and Cash Equivalents - End of Period	$ —	$11

Cash Paid During the Period for:
Interest	$ —	$—
Income Taxes	$ —	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of Preferred Stock	$2,500	$—
Common Stock Exchanged for Debt	$152,501	$—
Assignment of Notes Payable Affiliates	$155,000	$—

See accompanying notes to the consolidated financial statements

SWORDFISH FINANCIAL, INC. AND ITS SUBSIDIARIES

Item 1.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

The condensed consolidated financial statements of Swordfish Financial, Inc. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-K, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Certain information that is not required for interim financial reporting purposes has been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Swordfish Financial, Inc., and its wholly owned subsidiaries; Nature Vision, Inc. (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

NOTE B – Summary of Significant Accounting Policies

All significant accounting policies can be viewed on the Company’s annual report filed with the Securities and Exchange Commission.

NOTE C – Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

 - Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income

 - But only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

NOTE C – Recently Issued Accounting Standards – continued

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs.

Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

NOTE D – Acquisition – iPoint Television

On January 15, 2014, the Company completed the acquisition of 90% of the issued and outstanding membership interest of iPoint.  Pursuant to the Securities and Exchange Agreement the Company issued Clark Ortiz, the company’s CEO and Chairman 25,000,000 shares of Swordfish’s Series A Preferred Stock, which has voting rights equal to 100 shares of the Company’s common stock and is convertible into the Company’s common stock at the rate of 10 shares of common stock for each share of Series A. Preferred Stock.  In addition to issuance of the Series A Preferred Stock the Company agreed as part of the purchase price to issue 50,000,000 shares of its common stock to Mr. Ortiz.  At the date of the transaction, the Company didn’t have any authorized and unissued shares available to issue to Mr. Ortiz, however in order to close the transaction, Mr. Ortiz agreed to close the transaction pending the Company increasing the authorized shares of common stock, which the Company did on March 25, 2014.  As a result of the transaction, the Company owns 90% of issued and outstanding membership interests in iPoint Television LLC and therefore a majority owned subsidiary of the Company and the Company will be able to report the results of iPoint on a consolidated basis in the Company’s financial statements.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device.  iPoint is  a full service Internet Protocol Television (IPTV), media entertainment company which develops applications for mobile and TV smart devices.

NOTE E – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $12,169,674 at June 30, 2014.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE F – Term Notes Payable

 The Company is in default on all of the following unsecured term notes payable.

	June 30,	December 31,
	2014	2013

Jeff Zernov (Former Chief Executive Officer)
Payable August 17, 2010 at 15% Interest.	$ 290,000	$ 290,000

Castaic
Installment note payable annually at $17,171 including interest at 8.0% from January 2009 through January 2011.	30,620	30,620

Installment note payable monthly at $1,175 including interest at 8.0% from February 2008 through January 2011.	20,246	20,246

Innovative Outdoors
Installment note payable monthly at $4,632 including interest at 7.0% from August 2008 through July 2011.	100,555	100,555

Total Notes Payable	$441,421	$441,421

NOTE G – Convertible Promissory Notes Payable

As of June 30, 2014, the Company has outstanding eleven (11) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the company at a conversion price equal to 50% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.   Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

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

The Company had convertible debentures outstanding as follows:

June 30, 2014	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount
Convertible Debentures
October 8, 2013 – Debenture	$15,700	(2,317)	$13,383
November 11, 2013 - Debenture	4,000	(444)	3,556
December 3, 2013 – Debenture	21,790	(7,263)	14,527
January 29, 2014 - Debenture	16,500	(7,333)	9,167
February 25, 2014 – Debenture	27,500	(15,278)	12,222
February 28, 2014 – Debenture	16,500	(10,313)	6,187
April 2, 2014 – Debenture	24,000	(16,000)	8,000
June 18, 2014 – Settlement Agreement	58,420	(55,174)	3,246

Total Convertible Debentures	$ 184,410	$(114,122)	$70,288

NOTE G – Convertible Promissory Notes Payable

December 31, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount
Convertible Debentures
July 1, 2013 – Debenture	$ 41,500	$(13,734)	$27,766
August 6, 2013 - Debenture	22,500	(10,000)	12,500
September 9, 2013 - Debenture	27,500	(15,278)	12,222
October 8, 2013 - Debenture	26,500	(17,667)	8,833
October 8, 2013 – Debenture	15,700	(10,167)	5,533
November 11, 2013 - Debenture	4,000	(3,911)	89
December 3, 2013 - Debenture	32,500	(28,889)	3,611

Total Convertible Debentures	$170,200	$(99,646)	$70,554

NOTE H – Accrued Expenses

Accrued Expenses consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Consulting Fees	$ 765,379	$ 834,345
Commissions	71,033	71,033
Interest	1,314,694	1,200,473
Miscellaneous	46,272	11,589
Royalties	144,303	144,303

Total Accrued Expenses	$2,341,681	$ 2,261,743

NOTE I – Stockholders’ Equity

Preferred Stock

The Company’s authorized to issue up to 50,000,000 shares of preferred stock, $0.0001 par value (“Preferred Stock”).  The Board of Directors is authorized to fix the designations, rights, preferences, powers and limitations of each series of Preferred Stock.  The Company’s CEO, Clark Ortiz currently holds 25,000,000 shares of the Company’s preferred stock.

Common Stock

On March 25, 2014 the Company amended their authorized Common Stock to 5,000,000 shares from 1,000,000,000 shares.

On March 21, 2014 the Company resolved to adopt the 2014 Incentive Stock Option and Restricted Stock Plan.  The purpose of this Plan is to provide a means by which eligible recipients may be given an opportunity to benefit from increases in value of the Common Stock through the granting of the following: (i) Incentive Stock Options, (ii) Nonqualified Stock Options, (iii) rights to acquire restricted stock, and (iv) stock appreciation rights.  Eligible Award recipients are the employees, directors and consultants of the Company and its Affiliates. The Company also seeks to retain the services of the group of persons eligible to receive Awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its Affiliates.  450,000,000 shares of common stock are registered to this plan at an offering price of $0.001.  The Plan shall expire on March 20, 2024.

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at June 30, 2014 and December 31, 2013 are $1,084,633 and $1,066,755, respectively.

NOTE K – Notes Payable – Affiliates

The Company has borrowed $1,099,600 from a former member of the Board of Directors and two (2) related parties. The related party notes total to $4,600.  Two of the notes from the former Board of Directors total to $1,045,000 and are unsecured.  The third note in the amount of $50,000 is secured by a second lien on the Company’s assets.  The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,091,435 of accrued interest in accrued expenses at June 30, 2014.

NOTE L – Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.  All assets and liabilities are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inputs.

The levels of fair value hierarchy are as follows:

-Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

-Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

-Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category.  All assets and liabilities are at cost which approximates fair value and there are not items that were required to be valued on a non-recurring basis.

The following liabilities were valued at fair value as of June 30, 2014 and December 30 2013. No other items were valued at fair value on a recurring or non-recurring basis as of June 30, 2014 and December 31, 2013.

June 30, 2014		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 202,841	$ 202,841

Total		$ ––	$ ––	$ 202,841	$ 202,841

December 31, 2013		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 189,871	$ 189,871

Total		$ ––	$ ––	$ 189,871	$ 189,871

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

Net revenue for each of the three months ended June 30, 2014 and 2013 was $-0-.  Net loss for the three months ended June 30, 2014 was $545,946 compared to net loss of $122,771 for the three months ended June 30, 2013.

Total operating expenses were $545,946 for the three months ended June 30, 2014 compared to $122,771 for the three months ended June 30, 2013.  The primary expenses for the three months ended June 30, 2014 were general and administrative expenses of $151,256, interest expense of approximately $177,935, gain on derivative of ($47,056) and loss on conversion of $ 263,811.

Six Months Ended June 30, 2014 Compared With Six Months Ended June 30, 2013

Net revenue for each of the six months ended June 30, 2014 and 2013 was $-0-.  Net loss for the six months ended June 30, 2014 was $787,301 compared to net loss of $276,789 for the six months ended June 30, 2013.

Total operating expenses were $787,301 for the six months ended June 30, 2014 compared to $276,789 for the six months ended June 30, 2013.  The primary expenses for the six months ended June 30, 2014 were general and administrative expenses of $165,178, interest expense of $345,342, loss on derivative of $12,970 and loss on conversion of $ 263,811.

Liquidity and Capital Resources

Our operations used approximately $179,868 in cash for the six months ended June 30, 2014. Cash required during the six months ended June 30, 2014, came principally from cash proceeds from debt of $164,500 for the six months ended June 30, 2014.

Our operations used approximately $63,989 in cash for the six months ended June 30, 2013. Cash required during the six months ended June 30, 2013 came principally from cash proceeds from issuance of debt of $64,000 for the six months ended June 30, 2014.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $787,301 and $276,789 respectively, for the six months ended June 30, 2014 and 2013 and had an accumulated deficit of $ 12,169,674 as of June 30, 2014.  We have managed our liquidity during the first and second quarters of 2014 through the issuance of convertible notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect all material misstatements. Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statements preparation and presentation.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that would significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A. Risk Factors.

Not applicable as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)

Exhibits

31.1  Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)

Reports of Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWORDFISH FINANCIAL, INC.

Date:   August19, 2014

By: /s/ Clark Ortiz

Clark Ortiz

Its:  Chief Executive Officer and President

Date:  August 19, 2014

By:/s/ K. Bruce Toussaint

K. Bryce Toussaint

Its:  Acting Chief Financial Officer