Form 10-Q/A
period 2014-06-30
SWORDFISH FINANCIAL, INC.
filed 2014-08-25
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)

Exhibits

31.1	Amended CEO Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Amended CFO Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Amended Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	Taxonomy Extension Definition Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	Taxonomy Extension Presentation Linkbase

(b)

Reports of Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWORDFISH FINANCIAL, INC.

Date:   August 25, 2014

By: /s/ Clark Ortiz

Clark Ortiz

Its:  Chief Executive Officer, Chief Financial Officer, President and Director