Form 10-Q
period 2014-09-30
SWORDFISH FINANCIAL, INC.
filed 2014-11-19
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

[   ]  Yes [   ]  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of September 30, 2014 was 2,890,755,069.

SWORDFISH FINANCIAL, INC.

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

Page

PART I

FINANCIAL INFORMATION

Item 1:

Financial Statements

Consolidated Balance Sheets – September 30, 2014 (Unaudited) and December 31, 2013

4

Consolidated Statements of Operations – Three Months Ended September 30, 2013 and 2014

And Nine Months Ended September 30, 2013 (Unaudited) and 2014

5

Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2014

And 2013 (Unaudited)

6

Notes to Consolidated Financial Statements

7

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3:

Quantitative and Qualitative Disclosures About Market Risks

16

Item 4:

Controls and Procedures

16

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

17

Item 1A:

 Risk Factors

17

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3:

Defaults Upon Senior Securities

17

Item 4:

Mine Safety Disclosures

17

Item 5:

Other Information

17

Item 6:

Exhibits

17

Signatures

18

2

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

SWORDFISH FINANCIAL, INC.
Haltom City, Texas

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2014	2013

ASSETS
Cash and Cash Equivalents	$ 61	$ —

Total Assets	$ 61	$ —

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Term Notes Payable	$ 441,421	$ 441,421
Notes Payable - Affiliates	1,100,611	1,250,000
Judgments Payable	1,093,571	1,066,755
Convertible Notes Payable, net of discounts of $57,833 and $99,646	108,007	70,554
Derivative Liability	276,515	189,871
Deferred Retirement Benefits	438,782	438,782
Accounts Payable	822,182	822,182
Advances from Shareholders	149,185	149,185
Accrued Expenses	2,444,953	2,261,743

Total Liabilities	6,875,227	6,690,493

Stockholders' Deficit
Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized,
2,890,755,069 and 843,399,545 Issued and Outstanding, Respectively	289,075	84,339
Preferred Stock: $0.0001 Par; 50,000,000 Shares Authorized, 25,000,000 and
-0-, Issued and Outstanding, Respectively	2,500	—
Stock Subscriptions Payable	10,000	—
Additional Paid-In-Capital	5,424,444	4,607,541
Accumulated Deficit	(12,601,185)	(11,382,373)

Total Stockholders' Deficit	(6,875,166)	(6,690,493)

Total Liabilities and Stockholders' Deficit	$ 61	$ —

The accompanying notes are an integral part of these financial statements

4

SWORDFISH FINANCIAL, INC.
Haltom City, Texas

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	$ 492	$ —	$ 492	$ —

Cost of Sales	—	—	—	—

Gross Profit	492	—	492	—

Expenses
General and Administrative	180,604	80,886	345,782	157,570
Interest Expense	148,153	125,792	493,495	332,435
Other Income	—	(9,601)	—	(16,139)
(Gain) Loss on Derivative	86,996	—	99,966	—
Loss on Conversion	16,250	—	280,061	—

Total Expenses	432,003	197,077	1,219,304	473,866

Loss from Operations Before
Provision for Taxes	(431,511)	(197,077)	(1,218,812)	(473,866)

Provision for Taxes	—	—	—	—

Net Loss for the Period	$ (431,511)	$ (197,077)	$ (1,218,812)	$ (473,866)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	2,379,806,755	783,662,300	1,525,605,333	783,662,300

Net Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

5

SWORDFISH FINANCIAL, INC.
Haltom City, Texas

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2014	2013

Cash Flows from Operating Activities

Net Loss for the Period	$ (1,218,812)	$ (473,866)

Non-Cash Adjustments:
Amortization of Debt Discount	278,322	35,665
(Gain) Loss on Derivative	99,966	(16,954)
Interest on CNP paid with Stock	1,540	—
Non Cash Interest Expense	—	40,785
Common Stock Issued in Exchange for Services Rendered	133,845	—
Loss on Conversion	280,061	—
Changes in Assets and Liabilities:
Judgments Payable	26,816	26,807
Accrued Expenses	218,212	289,373

Net Cash Flows Used In Operating Activities	(180,050)	(98,190)

Cash Flows from Financing Activities
Cash Receipts from Equity Purchase Agreement	10,000	—
Cash Proceeds from Notes Payable Affiliates	5,611	—
Proceeds from Convertible Notes Payable	164,500	108,000

Net Cash Flows Used In Financing Activities	180,111	108,000

Net Change in Cash and Cash Equivalents	61	9,810

Cash and Cash Equivalents - Beginning of Period	—	—

Cash and Cash Equivalents - End of Period	$ 61	$ 9,810

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Preferred Stock	$ 2,500	$ —
Common Stock Exchanged for Debt	$ 152,501	$ —
Assignment of Notes Payable Affiliates	$ 155,000	$ —

The accompanying notes are an integral part of these financial statements.

6

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE B – Summary of Significant Accounting Policies

All significant accounting policies can be viewed on the Company’s annual report filed with the Securities and Exchange Commissio

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

-continued-

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards – continued

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

-continued-

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards – continued

Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of ope

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

NOTE D – Acquisition – iPoint Television

On January 15, 2014, the Company completed the acquisition of 90% of the issued and outstanding membership interest of iPoint.  Pursuant to the Securities and Exchange Agreement the Company issued Clark Ortiz, the company’s CEO and Chairman 25,000,000 shares of Swordfish’s Series A Preferred Stock, which has voting rights equal to 100 shares of the Company’s common stock and is convertible into the Company’s common stock at the rate of 10 shares of common stock for each share of Series A. Preferred Stock.  In addition to issuance of the Series A Preferred Stock the Company agreed as part of the purchase price to issue 50,000,000 shares of its common stock to Mr. Ortiz.  At the date of the transaction, the Company didn’t have any authorized and unissued shares available to issue to Mr. Ortiz, however in order to close the transaction, Mr. Ortiz agreed to close the transaction pending the Company increasing the authorized shares of common stock, which the Company did on March 25, 2014.  As a result of the transaction, the Company owns 90% of issued and outstanding membership interests in iPoint Television LLC and therefore it is a majority owned subsidiary of the Company and the Company will be able to report the results of iPoint on a consolidated basis in the Company’s financial statements.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device.  iPoint is  a full service Internet Protocol Television (IPTV), media entertainment company which develops applications for mobile and TV smart devices.

NOTE E – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $12,601,185 at September 30, 2014.

-continued-

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Going Concern  - continued

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary   should the Company be unable to continue as a going concern.

NOTE F – Term Notes Payable

 The Company is in default on all of the following unsecured term notes payable.

	September 30,	December 31,
	2014	2013

Jeff Zernov (Former Chief Executive Officer)
Payable August 17, 2010 at 15% Interest.	$ 290,000	$ 290,000

Castaic
Installment note payable annually at $17,171 including interest at 8.0% from January 2009 through January 2011.	30,620	30,620

Installment note payable monthly at $1,175 including interest at 8.0% from February 2008 through January 2011.	20,246	20,246

Innovative Outdoors
Installment note payable monthly at $4,632 including interest at 7.0% from August 2008 through July 2011.	100,555	100,555

Total Notes Payable	$ 441,421	$ 441,421

NOTE G – Convertible Promissory Notes Payable

As of September 30, 2014, the Company has outstanding six (6) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the company at a conversion price equal to 50% - 55% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.   Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

-continued-

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable - continued

The conversion rights embedded in the Notes are accounted for as a derivative financial instruments because of the down round feature of the conversion price.  The beneficial conversion feature was valued at the date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions:  risk free interest rates ranging from .07% to .15%, contractual expected life of nine (9) to twelve (12) months, expected volatility of 185% to 236%, calculated using the historical closing price of the company’s common stock, and dividend yield of zero, resulting in fair market value.

NOTE G – Convertible Promissory Notes Payable

The Company had convertible debentures outstanding as follow:

September 30, 2014	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
October 8, 2013 – Debenture	$ 15,700	––	$ 15,700
January 10, 2014 - Debenture	25,000	––	25,000
January 29, 2014 - Debenture	12,525	(1,833)	10,692
February 25, 2014 – Debenture	13,695	(6,111)	7,584
February 28, 2014 – Debenture	16,500	(6,188)	10,312
April 2, 2014 – Debenture	24,000	(8,000)	16,000
June 18, 2014 – Settlement Agreement	58,420	(35,701)	22,719

Total Convertible Debentures	$ 165,840	(57,833)	$ 108,007

December 31, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
July 1, 2013 – Debenture	$41,500	$(13,734)	$27,766
August 6, 2013 - Debenture	22,500	(10,000)	12,500
September 9, 2013 – Debenture	27,500	(15,278)	12,222
October 8, 2013 - Debenture	26,500	(17,667)	8,833
October 8, 2013 – Debenture	15,700	(10,167)	5,533
November 11, 2013 - Debenture	4,000	(3,911)	89
December 3, 2013 - Debenture	32,500	(28,889)	3,611

Total Convertible Debentures	$170,200	$ (99,646)	$70,554

NOTE H – Accrued Expenses

   Accrued Expenses consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Consulting Fees	$ 765,379	$ 834,345
Commissions	71,033	71,033
Interest	1,314,694	1,200,473
Miscellaneous	46,272	11,589
Royalties	144,303	144,303

Total Accrued Expenses	$ 2,341,681	$ 2,261,743

-continued-

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – Stockholders’ Equity

   Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock, $0.0001 par value (“Preferred Stock”). The Board of Directors is authorized to fix the designations, rights, preferences, powers and limitations of each series of Preferred Stock.  The Company’s CEO, Clark Ortiz currently holds 25,000,000 shares of the Company’s Series A preferred stock, each of which is convertible to 10 shares of common stock.

On September 26, 2014 the Board of Directors authorized an amendment to the articles of incorporation to authorize 10,000,000 shares preferred stock Class B. These shares have a $.0001 par value, have voting rights of 1,000 to 1 and are convertible to common at 1,000 to 1.

Common Stock

On March 25, 2014 the Company amended their authorized Common Stock to 5,000,000,000 shares from 1,000,000,000 shares.

On March 21, 2014 the Company resolved to adopt the 2014 Incentive Stock Option and Restricted Stock Plan.  The purpose of this Plan is to provide a means by which eligible recipients may be given an opportunity to benefit from increases in value of the Common Stock through the granting of the following: (i) Incentive Stock Options, (ii) Nonqualified Stock Options, (iii) rights to acquire restricted stock, and (iv) stock appreciation rights.  Eligible Award recipients are the employees, directors and consultants of the Company and its Affiliates. The Company also seeks to retain the services of the group of persons eligible to receive Awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its Affiliates.  450,000,000 shares of common stock are registered to this plan at an offering price of $0.001. The Plan expires on March 20, 2024.

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at September 30, 2014 and December 31, 2013 are $1,093,571 and $1,066,755, respectivel

NOTE K – Notes Payable – Affiliates

The Company has borrowed $1,100,611 from a former member of the Board of Directors and two (2) related parties. The related party notes total to $5,600.  Two of the notes from the former Board of Directors total to $1,045,000 and are unsecured.  The third note in the amount of $50,000 is secured by a second lien on the Company’s assets.  The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,074,149 of accrued interest in accrued expenses at September 30, 2014.

-continued-

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.  All assets and liabilities are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inp

The levels of fair value hierarchy are as follow

-

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to acc

-

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals;

-

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activ

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liabil

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category.  All assets and liabilities are at cost which approximates fair value and there are not items that were required to be valued on a non-recurring basis.

The following liabilities were valued at fair value as of September 30, 2014 and December 30 2013. No other items were valued at fair value on a recurring or non-recurring basis as of September 30, 2014 and December 31, 2013.

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 276,515	$ 276,515

Total		$ ––	$ ––	$ 276,515	$ 276,515

December 31, 2013		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 189,871	$ 189,871

Total		$ ––	$ ––	$ 189,871	$ 189,871

NOTE M – Merger

 On September 23, 2014 the Company signed a merger agreement with SoOum Corp., a Delaware corporation.  Per the agreement, the outstanding shares of SoOum Corp common stock will be converted into 6,768,955 shares of the Company’s Class B preferred stock, subject to adjustment.  This transfer of stock will result in an eighty percent (80%) ownership interest of the Company. Upon completion, the Company will be the surviving corporation and SoOum will be a wholly owned subsidiary.

NOTE N – Subsequent Events

On November 10, 2014, the Company closed its merger transaction with SoOum Corp.  The Company acquired all of the outstanding common stock of SoOum Corp. through its wholly owned subsidiary SoOum Holdings, Inc., a corporation formed under the laws of the State of Nevada.  In accordance with the terms of the merger agreement, the shareholders of SoOum transferred all the outstanding shares of common stock to SoOum Holdings, Inc. in consideration for 6,786,955 shares of Class B preferred stock of the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

Net revenue for the three months ended September 30, 2014 and 2013 was $492 and to $-0-, respectively.  Net loss for the three months ended September 30, 2014 was $431,511 compared to net loss of $197,077 for the three months ended September 30, 2013.

Total operating expenses were $432,003 for the three months ended September 30, 2014 compared to $197,077 for the three months ended September 30, 2013.  The primary expenses for the three months ended September 30, 2014 were general and administrative expenses of $180,604, interest expense of approximately $148,153, loss on derivative of $86,996 and loss on conversion of $ 16,250.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

Net revenue for the nine months ended September 30, 2014 and 2013 was $492 and $-0-, respectively.  Net loss for the nine months ended September 30, 2014 was $1,218,812 compared to net loss of $473,866 for the nine months ended September 30, 2013.

Total operating expenses were $1,219,304 for the nine months ended September 30, 2014 compared to $473,866 for the nine months ended September 30, 2013.  The primary expenses for the nine months ended September 30, 2014 were general and administrative expenses of $345,782, interest expense of $493,495, loss on derivative of $99,966 and loss on conversion of $ 280,061.

Liquidity and Capital Resources

Our operations used approximately $180,050 in cash for the nine months ended September 30, 2014. Cash required during the nine months ended September 30, 2014, came principally from cash proceeds from debt of $164,500 for the nine months ended September 30, 2014.

Our operations used approximately $98,190 in cash for the nine months ended September 30, 2013. Cash required during the nine months ended September 30, 2013 came principally from cash proceeds from issuance of debt of $108,000 for the nine months ended September 30, 2013.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,218,812 and $473,866 respectively, for the nine months ended September 30, 2014 and 2013 and had an accumulated deficit of $ 12,601,185 as of September 30, 2014.  We have managed our liquidity during the first, second and third quarters of 2014 through the issuance of convertible notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4:   Controls and Procedures

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

Item 1. Legal Proceedings .

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A. Risk Factors.

Not applicable as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .

None.

Item 3. Defaults Upon Senior Securities .

None.

Item 4. Mine Safety Disclosures .

Not applicable.

Item 5. Other Information .

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

SWORDFISH FINANCIAL, INC.

Date:   November 18, 2014

By: /s/ William Westbrook

     William Westbrook

Its:  Chief Executive Officer and President

Date:  November 18, 2014

By:   /s/ Ronald Vega

       Ronald Vega

Its:  Treasurer and Chief Financial Officer

