Form 10-Q/A
period 2014-09-30
SWORDFISH FINANCIAL, INC.
filed 2014-12-08
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]  Yes [ X]  No

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .

None.

Item 3. Defaults Upon Senior Securities .

None.

Item 4. Mine Safety Disclosures .

Not applicable.

Item 5. Other Information .

None.

Item 6. Exhibits

(a)

Exhibits

TR>

31.1	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b)

Reports of Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWORDFISH FINANCIAL, INC.

Date:   Deecember 8, 2014

By: /s/ William Westbrook

     William Westbrook

Its:  Chief Executive Officer and President

Date:  December 8, 2014

By:   /s/ Ronald Vega

       Ronald Vega

Its:  Treasurer and Chief Financial Officer

