Form 10-K
period 2014-12-31
SWORDFISH FINANCIAL, INC.
filed 2015-04-15
CIK 78311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 000-07475

SWORDFISH FINANCIAL, INC.
(Exact name of registrant as specified in its charter)
Minnesota	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 431 Vernon, AZ	85940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 801-3772

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned registrant, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes [   ] No [X]

As of March 15, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on such date was approximately $1,497,296.

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 15, 2015 was 4,487,438,206.

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

PART I

Item 1.    BUSINESS.

Corporate History

Swordfish Financial, Inc., (f/k/a Photo Control Corporation (1959-2004) and Nature Vision, Inc. (2004-2009)) (the “Company”, “we” or “us”) was incorporated as a Minnesota corporation on August 19, 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. Upon the merger with Swordfish Financial, Inc., a Texas corporation on August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change the Company’s name to Swordfish Financial, Inc.   On November 12, 2014 the Company merged with SoOum, Corp., (“SoOum”) a Delaware corporation. Our executive offices are located P.O. Box 431, Vernon, Arizona 85940; our telephone number is (646) 801-3772; and our website is www.swordfishfinancial.com.

The Company is an international trading firm focusing on arbitrage of physical goods and using its own proprietary technology to identify and exploit such opportunities. The Company performs arbitrage on defined supply and demand conditions creating price discrepancies of physical commodities in opposing markets. The Company also distributes trade intelligence to global subscribers in order to solve supply shortages and to bring new business to local manufacturers. Unlike specialized supply chains, the Company’s solutions does not focus on trading a small group of commodities yet on all commodities with true arbitrage potential utilizing real time information, reliable trade economics, fast computing and proprietary algorithms to execute buy and sell transactions on surpluses and shortages.

The Company takes a coordinated view of the global economy seeking out predictability within the global flow of commodities and finding the Company’s strategic position within that dynamic. Then, the Company implements tactics from the ancient persistence hunt model to manage a pool of projects and brings a portion of these potential transactions to completion.

Arbitrage Model

Commodities

The Company trades commodities in any highly demanded region but focuses primarily in areas of conflict and frontier marketplaces. The Company categorizes transactions as soft commodity trades and hard commodity trades.

-

Soft Commodities Trades: rice, wheat, sugar, soybeans, meats, live cattle, seafood, live seafood and other soft commodities, as intelligence indicates.

-

Hard Commodities Trades: iron ore, crude oil, coal, salt, aluminum, copper, gold, silver, palladium and platinum, cement, fly ash, precious metals and other such hard commodities, as intelligence indicates.

Completion of Transactions

Closing Model

Seek and attain following results:

1. Persistence over the long-run alleviates risk	2. Document accumulation creates a ratchet effect towards absolute finalization of transactions

Methodology

Find - Intelligence Department

Objectives:

-Record first hand trade & economic “intelligence”

-Pool large groups of “targets” including price and logistic data

-Match buy and sell “targets” through the company’s fast computing system, or through Business to Business and Person to Person   meetings

Filter - Development Department

Objectives:

-Attain due diligence on all matched targets

-Filter a list of the best 16 transactions

-Attain binding agreements for all parties

Close - Solutions Department

Objectives:

-Create closing packages for the best five transactions every two weeks

-Inspect, deliver and submit closing package to pertinent parties

-Deliver and collect payment(s)

Pricing Strategy

-The Company creates CIF/FOB prices at or below global index prices

-The Company seeks pricing that offers average or greater earnings among the pool of transactions within its pipeline.

Philosophy

The Company seeks not to build supply chains and therefore believes the following:

-The ability to move around/or exploit failing industries increases staying power

-A diminished cost of maintenance for facilities and less labor cost and liability exists

-Transactions with the least capital exposure can be chosen

Finding opposing targets and intelligence

Business Operations

Effective on the date of our merger with SoOum, November 12, 2014, the Company changed its business focus to commodities trading.

Item 1A.   RISK FACTORS.

Not applicable.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

 Item 2. PROPERTIES.

The Company does not own or lease any real estate.  The Company’s officers and directors work from their various homes.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. We had 4,990,987,648 shares of our common stock issued and outstanding as of March 15, 2015, which shares were held by 403 record holders.

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

Common Stock

Quarter Ended

High

Low

2013

December 31	$ 0.0099	$.0028
September 30	$ .0095	$.0034
June 30	$ .0095	$.006
March 31	$ .01	$0.006
2014
December 31	$ .0001	$.0009
September 30	$ .0002	$ .001
June 30	$ .0011	$.0002
March 31	$ .0034	$.0011

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

Equity Compensation Plan Information

           The Company does not have any outstanding stock incentive or similar plans which it plans to issue securities under moving forward.

Recent Sales Of Unregistered Securities

During the three months ended December 31, 2014, the Company issued had no sales of unregistered securities.

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

Results of Operations

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

Net revenues for the years ended December 31, 2014 and 2013 was $1,992 and $-0-, respectively.  Net loss for the years ended December 31, 2014 was $14,751,242 compared to net loss of $669,988 for the year ended December 31, 2013.

Total operating expenses were $14,753,234 for the year ended December 31, 2014 compared to $669,988 for the year ended December 31, 2013.  The primary expenses for the year ended December 31, 2014 were general and administrative expenses of $632,478, interest expense of $588,463, other expense of 12,845,480 which consisted of the liability on the conversion of preferred stock, gain on derivative of $(86,998), impairment of goodwill of $480,000 and loss on conversion of $ 293,811. The primary expenses for the year ended December 31, 2013 were general and administrative expenses of $258,758, interest expense of $440,652, gain on derivative of $30,589, impairment of goodwill of $-0- and loss on conversion of $ -0-.

Liquidity and Capital Resources

Our operations used approximately $180,107 in cash for the year ended December 31, 2014. Cash required during the year ended December 31, 2014, came principally from cash proceeds from debt of $164,500 and cash proceeds from equity purchase agreement of $10,000 for the year ended December 31, 2014.

Our operations used approximately $293,500 cash for the year ended December 31, 2013. Cash required during the year ended December 31, 2013 came principally from cash proceeds from issuance of debt of $293,500 for the year ended December 31, 2014.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $14,751,242 and $669,988 respectively, for the years ended December 31, 2014 and 2013 and had an accumulated deficit of $26,133,617 as of December 31, 2014.  We have managed our liquidity during the first, second and third quarters of 2014 through the issuance of convertible notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2014.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014:

•

The Company has inadequate segregation of duties within its cash disbursement control design.

•

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

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name and Address	Age	Position(s)
William B. Westbrook PO Box 431 Vernon, AZ 85940	39	President and Director
Susan Sjo 1820 N. 75th Ave Elmwood Park, IL 60707	58	Secretary and Director
Luis J. Vega 1773 Carthage Ct. Brownsville, TX 78520	48	Vice President and Director
Ronald Vega 222 Purchase Street #117 Rye, NY 10580	47	Treasurer and Director

BIOGRAPHY

The following sets forth biographical information regarding the Company’s directors:

Susan Sjo

Ms. Sjo was appointed as a director and Chief Executive Officer of the Company on August 29, 2014. From 1987 to 1998 Ms. Sjo was CEO and Chairman of Sjo Inc., a global hedge fund located in Chicago, Illinois.  From 1998 to the present Ms. Sjo has served as Managing Director of Stack Capital, LLC, a family office located in Chicago, Illinois. Since 2006, she has served as CEO of St. Esprit Research and Trading, LLC a Multi-Asset and Finance Consultancy located in the Chicagoland area. Ms. Sjo Graduated from Barat College of DePaul University located in Chicago, Illinois, where she received a Bachelors of Arts degree with Honors in International Studies.

William Westbrook

Since February, 2013 Mr. Westbrook has served as President and CEO, and as a member of the Board of Directors of SoOum. From 2008 to 2013 Mr. Westbrook served as CEO of Estmar Global, Inc., located in West Point, Utah.  Estmar Global, Inc. is an international trade company involved in the buying and selling of physical commodities. From 2008 to 2009 Mr. Westbrook served as a business and management consultant for Aspen Technologies, located in Burlington, Massachusetts.  From 2007 to 2008 Mr. Westbrook acted as the budget director for Romney for President. William Westbrook served as assistant controller of the Lennar Corporation, located in Tucson, Arizona from 2006 to 2007. In 2001 Mr. Westbrook received a Bachelor of Arts degree in Economics from Brigham Young University, located in Provo, Utah.

Ronald A. Vega

Mr. Ronald A. Vega served as a Senior Indirect Tax Manager for BP Corporation located in Houston, Texas from March, 2004 through May, 2012. From June, 2012 through February, 2014 Mr. Vega served as Vice President of Business Development for DL Trading, LLC located in Katy, Texas. DL Trading, LLC is involved in the trading of previously undeveloped duty drawback recoveries associated with the importation and exportation of specific petro chemicals, plastics and chemical products. From June, 2013 to the present Mr. Vega was employed by Stelle Innovations, LLC as Vice President of Business Development and Operations. Stelle Innovations, LLC is located in Rye, New York and it is a provider of procurement and sourcing supply chain logistic services for companies engaged in capital improvement projects. From April, 2014 to the present Mr. Vega has served as the Chief Financial Officer and a Director of SoOum Corporation, located in Summit, New Jersey. SoOum Corporation is an international arbitrage trading firm. In 1991 Mr. Vega received a BBA in Accounting from the University of Texas-Pan American located in Edinburgh, Texas. In May, 2000 Mr. Vega received a Juris Doctorate Degree from Indiana University School of Law, located in Indianapolis, Indiana.

Luis J. Vega

Mr. Luis J. Vega served in the United States Army from 1985 to 2005 as a Nuclear Biological Chemical Warfare Specialist Senior Procurement and Operations manager. From June 2005 to October 2007 Mr. Vega was an employee of SMI GMS at Fort Polk, LA as Senior Logistics Manager assisting deploying military units. From 2007 to August 2009 Mr. Vega was Business Development Manager of Estmar Global. From August, 2009 to October, 2010 Mr. Vega was a Civil Service Employee for the Department of Defense (DOD) and with Cubic Defense Applications located in Ft. Irwin, California, where he was in charge of Middle East, Europe and Asia operations. Cubic Defense Applications is a DOD contractor, and Mr. Vega served as a Training Analyst there. From December, 2010 to August, 2011 Mr. Vega was also employed by ConsultNet which is located in Salt Lake City, Utah. ConsultNet is a staffing and recruiting business, and Mr. Vega served as a recruiter. From 2014, to the present Mr. Vega has served as Chief Operations Officer and a member of the Board of Directors of SoOum. Mr. Vega received a Bachelor of Science degree in Health and Administration from the University of Phoenix in 2011. The University of Phoenix is located in Phoenix, Arizona. He continues his education and will complete a Masters Degree in December, 2014.

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

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert " as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our Company do not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development.

Board Meetings and Annual Meeting

During the fiscal year ended December 31, 2013, our Board of Directors held 2 formal meetings.  We did not hold an annual meeting in 2014.  All of our directors attended at least 75% of the meetings of the Board of Directors.

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

Based solely on the reports received by us, the transaction report of Company transactions supplied by our transfer agent and our shareholders list as of May 15, 2014, to the best of our knowledge all required directors, officers and greater than 9.99% percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2014, except that:

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the last two fiscal years by our executive officers.

SUMMARY COMPENSATION TABLE*

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (2)
Clark Ortiz, President, CEO and Director	2013 2014	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$85,000 $-0-	$85,000 $-0-
K. Bryce Toussaint CFO and Director	2013 2014	$60,000 $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$60,000 $-0-
Noel Trevino Chief Technical Officer and Director (1)	2013 2014	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-
John Berner Former CEO and Director	2012	$-0-	$-0-	$-0	$-0-	$-0-	$-0-	$-0-	$-0-

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

(2)

Since the time of the merger with SoOum on November 12, 2014 and the election of new officers and directors, no compensation was paid to the executive officers of the Company during fiscal year 2014.

Employment Agreements

The Company’s only employment contract is with Ms. Susan Sjo, a Director of the Company and it is for the period from September 1, 2014 to November 30, 2014, unless extended by the parties. Under the contract Ms. Sjo will be paid $20,000 per month in cash or stock. There are no other employments or contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by us with respect to our officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for compensation to our directors, officers, employees or consultants that would result from a change-in-control.

Stock Options

The Company had no stock options outstanding at December 31, 2014.

Board of Director Compensation

Our executive directors did not receive any compensation, for their service as Directors of the Company for the years ended December 31, 2013 and 2014.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 15, 2015 with respect to the beneficial ownership of our common stock, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company (based solely on the Company’s record shareholders list as of March 15, 2015, and Schedule 13D’s and Section 16 reports filed with the SEC), (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

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

The following table sets forth the proposed beneficial ownership information after the closing of the Merger Transaction:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Shares of Series B Preferred Stock Beneficial Owned
	Number	Percent	Number	Percent
Susan Sjo 1820 N. 75th Ave Elmwood Park, IL 60707	200,000,000	6.25	0	0
William Westbrook(2) (3) PO Box 431 Vernon, AZ 85940	0	0	5,449,711	50.08
Ronald A. Vega(2) (4) 222 Purchase Street #117 Rye, NY 10580	0	0	2,715,900	24.96
Luis J. Vega(2) (5) 1773 Carthage Ct. Brownsville, TX 78520	0	0	2,715,900	24.96
All Officers and Directors as a Group (5 persons)	200,000,000	6.25	8,437,201	100

(1)   Applicable percentage ownership is based on 3,198,187,425 shares which were outstanding on March 15, 2015.

(2)   These shareholders received series B preferred shares in the merger with SoOum.  Each share grants them 1,000 votes.  It is anticipated that at some point these shares will be converted to common shares, which will align the capital structure of the Company.  Thus at this time the noted shareholders own no shares of common stock, but they will own series B preferred shares that will give them ownership and combined voting rights equal to 80% of all the common stock outstanding.

(3) Mr. Westbrook owns 5,449,711 shares of series B preferred stock which, grants him 5,449,711,372 votes. This equates to approximately 34.07% of the outstanding voting rights for all voting shares.

(4) Mr. R. Vega owns 2,715,900 shares of series B preferred stock which grants him 2,715,900,761 votes. This equates to approximately 16.98% of the outstanding voting rights for all voting shares.

(5) Mr. L. Vega owns 2,715,900 shares of series B preferred stock which grants him 2,715,900,761 votes. This equates to approximately 16.98% of the outstanding voting rights for all voting shares.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2014 and written representations that no other reports were required, the Company does not believe that any persons required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

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

On August 18, 2010, the Company borrowed $50,000 from a former member of the Board of Directors in order to meet its short-term cash flow requirements. This demand promissory note is secured by a second lien on the Company’s assets and has an interest rate of 15% per annum.  The entire principal and accrued interest is payable upon demand 180 days from the date of the note.  At any time prior to the maturity of the note, the noteholder has the option to convert the note principal and accrued interest into the Company’s common stock at $0.10 per share.  The Company paid no interest and accrued $20,000 of interest on this note during each of the years ended December 31, 2012 and December 31, 2013.

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

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Swordfish Financial Independent Public Accountant’s Fees

The following table presents fees for professional services rendered by Patrick Heyn CPA for the audit of the Company’s financial statements for the years ended December 31, 2014 and 2013:

	2013	2014
Audit Fees	$16,000	$0
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$16,000	$0

Audit Fees were for professional services for auditing and reviewing the Company’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Pre-Approval Policy for Services of Swordfish Financial Independent Auditors

The Board of Directors review the Form 10-Q and Form 10-K filings before their filing. In addition, the Board of Directors reviews the audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to the independent auditors are pre-approved by the Board of Directors. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

Audit Financial Statements at the end of this Report starting on Page F-1.

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

Date:   April 15, 2015

By:/s/William Westbrook

William Westbrook

Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/William Westbrook William Westbrook	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2015
/s/Ronald Vega Ronald Vega	Treasurer, Chief Financial Officer and Director (Principal Financial/Accounting Officer)	April15, 2015

Exhibit Index

3.1	Amended and restated articles of incorporation (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K dated September 7, 2004).

3.2	Amended of Articles of Incorporation Changing the Company’s Name to Swordfish Financial, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed September 4, 2009).
3.3

Amendment of Articles of Incorporation – Increasing Authorized Shares of Common Stock to 500,000,000 shares and Preferred Stock to 50,000,000 shares (filed as Exhibit 3.1 to Registrant’s Report on Form 8-K dated November 12, 2010).

3.4	Amended and Restated Articles of Incorporation dated June 6, 2011.
3.5	Amended and restated bylaws (previously filed as Exhibit 3.2 to the Registrant’s Report on Form 8-K dated September 7, 2004).
4.1	Amended and Restated 2004 Stock Incentive Plan, dated June 3, 2004 (previously filed as Exhibit 10.1 to Registrant's Form 10-QSB Quarterly Report for the period ended June 30, 2005).
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

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).
21.1*	Subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

FINANCIAL REPORTS
AT
DECEMBER 31, 2014

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

TABLE OF CONTENTS

Consolidated Balance Sheets at December 31, 2014 and 2013                         F-2

Consolidated Statements of Operations for the Years Ended

   December 31, 2014 and 2013                                                                               F-3

Consolidated Statements of Cash Flows for the Years Ended

  December 31, 2014 and 2013                                                                                 F-4

Consolidated Statements of Changes in Deficit for the Years Ended

  December 31, 2014 and 2013                                                                                 F-5

Notes to Consolidated Financial Statements

 F-6 - 16

SWORDFISH FINANCIAL, INC.
Haltom City, Texas

CONSOLIDATED BALANCE SHEETS

December 31,	2014	2013

ASSETS
Cash and Cash Equivalents	$ 4	$ —

Total Assets	$ 4	$ —

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Term Notes Payable	$ 441,421	$ 441,421
Notes Payable - Affiliates	1,100,611	1,250,000
Judgements Payable	1,102,510	1,066,755
Convertible Notes Payable, net of discounts of $24,291 and $99,646	75,189	70,554
Derivative Liability	168,248	189,871
Deferred Retirement Benefits	438,782	438,782
Accounts Payable	822,182	822,182
Advances from Shareholders	149,185	149,185
Accrued Expenses	15,486,885	2,261,743

Total Liabilities	19,785,013	6,690,493

Stockholders' Deficit
Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized,
4,440,960,686 and 843,399,545 Issued and Outstanding, Respectively	444,096	84,341
Preferred Stock: $0.0001 Par; 50,000,000 Shares Authorized, 25,000,000 and

-0-, Issued and Outstanding, Respectively	2,500	—
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized, 9,100,000 and
-0-, Issued and Outstanding, Respectively	910	—
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized, 1,690,000 and
-0-, Issued and Outstanding, Respectively	169	—
Stock Subscriptions Payable	10,000	—
Additional Paid-In-Capital	5,890,933	4,607,541
Accumulated Deficit	(26,133,617)	(11,382,375)

Total Stockholders' Deficit	(19,785,009)	(6,690,493)

Total Liabilities and Stockholders' Deficit	$ 4	$ —

The accompanying notes are an integral part of these financial statements

SWORDFISH FINANCIAL, INC.
Haltom City, Texas

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2014	2013

Sales	$ 1,992	$ —

Cost of Sales	—	—

Gross Profit	1,992	—

Expenses
General and Administrative	632,478	258,758
Interest Expense	588,463	440,652
Other Expense	12,845,480	1,167
(Gain) Loss on Derivative	(86,998)	(30,589)
Impairment of Goodwill	480,000	—
Loss on Conversion	293,811	—

Total Expenses	14,753,234	669,988

Loss from Operations Before
Provision for Taxes	(14,751,242)	(669,988)

Provision for Taxes	—	—

Net Loss	$ (14,751,242)	$ (669,988)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,525,605,333	777,972,738

Net Loss Per Common Share -

Basic and Diluted	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements

SWORDFISH FINANCIAL, INC.
Haltom City, Texas

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2014	2013

Cash Flows from Operating Activities

Net Loss	$(14,751,242)	$(669,988)

Non-Cash Adjustments:
Amortization of Debt Discount	311,864	155,533
(Gain) Loss on Derivative	(86,998)	(30,589)
Impairment of Goodwill	480,000	—
Interest on CNP paid with Stock	4,015	—
Common Stock Issued in Exchange for Services Rendered	288,245	—
Loss on Conversion	293,811	—
Write off of Note Payable	(15,700)	—
Changes in Assets and Liabilities:
Judgements Payable	35,755	35,756
Accrued Expenses	13,260,143	215,788

Net Cash Flows Used In Operating Activities	(180,107)	(293,500)

Cash Flows from Financing Activities
Cash Receipts from Equity Purchase Agreement	10,000	—
Cash Proceeds from Notes Payable Affiliates	5,611	—
Proceeds from Convertible Notes Payable	164,500	293,500

Net Cash Flows Used In Financing Activities	180,111	293,500

Net Change in Cash and Cash Equivalents	4	-

Cash and Cash Equivalents - Beginning of Year	-	-

Cash and Cash Equivalents - End of Year	$ 4	$ -

Cash Paid During the Year for:
Interest	$ -	$ -
Income Taxes	$ -	$ - -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Preferred Stock	$ 2,500	$ -
Common Stock Exchanged for Debt	$ 152,501	$ -
Assignment of Notes Payable Affiliates	$ 155,000	$ -

The accompanying notes are an integral part of these financial statements

SWORDFISH FINANCIAL, INC.
Haltom City, Texas

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

	Common Stock		Preferred Stock		Preferred Stock - Class B		Preferred Stock - Class C		Stock	Additional		Total
	$ .0001 Par		$ .0001 Par		$ .0001 Par		$ .0001 Par		Subscriptions	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance - January 1, 2013	764,972,625	$ 76,497	2,000	$ 2,000	—	$ —	—	$ —	$ —	$ 4,457,366	$ (10,712,387)	$ (6,176,524)

Return and Cancellation of Preferred Stock	—	—	(2,000)	(2,000)	—	—	—	—	—	—	—	(2,000)

Common Stock Issued for Note Payable Conversions	78,437,245	7,842	—	—	—	—	—	—	—	150,175	—	158,017

Net Loss	—	—	—	—	—	—	—	—	—	—	(669,988)	(669,988)

Balance - December 31, 2013	843,409,870	84,341	—	—	—	—	—	—	—	4,607,541	(11,382,375)	(6,690,493)

Preferred Stock Issued in Merger	—	—	25,000,000	2,500	9,100,000	910	1,690,000	169	—	478,921	—	482,500

Common Stock Issued in Exchange for Services	459,033,339	45,903	—	—	—	—	—	—	—	239,342	—	285,245

Common Stock Issued for Note Payable Conversions	3,138,517,477	313,852	—	—	—	—	—	—	—	32,139	—	345,991

Stock Subscription Issuance	—	—	—	—	—	—	—	—	10,000	—	—	10,000

Discount on Convertible Note Payable	—	—	—	—	—	—	—	—	—	(25,290)	—	(25,290)

Settlements of Derivative Liabilities	—	—	—	—	—	—	—	—	—	558,280	—	558,280

Net Loss	—	—	—	—	—	—	—	—	—	—	(14,751,242)	(14,751,242)

Balance - December 31, 2014	4,440,960,686	444,096	25,000,000	2,500	9,100,000	910	1,690,000	169	10,000	5,890,933	(26,133,617)	$ (19,785,009)

The accompanying notes are an integral part of these financial statements

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company

Swordfish Financial, Inc., (a Texas Corporation) (the “Company”), acquired 80% of the outstanding common stock of Nature Vision, Inc. pursuant to a stock acquisition/merger agreement on August 14, 2009.  Based a on a review of these factors, the August 2009 stock acquisition agreement with Swordfish Financial, Inc., the merger was accounted for as a reverse acquisition (i.e. Nature Vision, Inc. was considered as the acquired company and Swordfish Financial, Inc., was considered as the acquiring company).  As a result, Nature Vision, Inc.’s assets and liabilities as of August 14, 2009, the date of the Merger closing, have been incorporated into Swordfish’s balance sheet based on the fair values of the net assets acquired.  Further, the Company’s operating results (post-Merger) include Swordfish Financial, Inc., operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Also as a result of the merger the Company changed its name from Nature Vision to Swordfish Financial, Inc.

On September 23, 2014 the Company entered into a Securities Purchase Agreement with 100% of the common stock shareholders (the “Sellers”) of SoOum Corp.  Upon the closing of the transaction on November 10, 2014, SoOum Corp. shareholders transferred all of their outstanding shares of common stock to SoOum Holdings, Inc., a wholly owned subsidiary of Swordfish.  In consideration, Swordfish issued 9,100,000 shares of its Class B Preferred stock and 1,690,000 shares of its Class C preferred Stock.  The Class B Preferred Stock is convertible at the rate of 1,000 common shares to 1.  The Class C Preferred Stock is convertible at the rate of 10,000 common shares to 1.  Class B and Class C have voting rights of 1,000 and 10,000 votes per share respectively.

Nature of Operations

Swordfish Financial, Inc., (f/k/a Nature Vision, Inc. and Photo Control Corporation) as Nature Vision, Inc. previously designed, manufactured and marketed outdoor recreation products primarily for the sport fishing and hunting markets.

The Company did not meet the minimum net worth covenants of a line of credit with M&I Business Credit LLC (M&I Bank) as of June 30, 2009, which put the Company in default on the line of credit.  On August 14, 2009, simultaneously with the signing of the Swordfish Financial, Inc., the Texas corporation, stock Purchase/Merger Agreement (described above) M&I Bank, which was owed approximately $1,800,000 by the Company, foreclosed on the line of credit and forced the Company to enter into a Voluntary Surrender Agreement.  The Voluntary Surrender Agreement gave M&I Bank total possession of the Company’s premises, its operations and all of the Company’s collateral, which consisted of all of Nature Vision’s assets.  M&I Bank liquidated basically all of the Nature Vision assets to recover the line of credit debt.

Based on the limited assets, product lines and resources remaining after the M&I Bank liquidation, the Company determined that there was not enough remaining of the Nature Vision operations to continue as an outdoor recreation product company and decided to concentrate on the business on being an asset recovery company and using the financial resources recovered to retire the Company’s debts and invest in other businesses domestically and internationally.

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company - continued

Effective approximately December 2012, the Company decided to discontinue its efforts on being an asset recovery company and changed its business focus to the pursuit of the acquisition of Internet media companies which provide service to home entertainment and cable business.

Effective with the merger of SoOum Corp., the Company changed its business focus to international commodity trading arbitrage.  The Company will use its own proprietary technology to identify and exploit arbitrage opportunities.  SoOum also plans to distribute trade intelligence to global subscribers in order to solve supply shortages and bring new business to local manufacturers.

Principles of Consolidation

The consolidated financial statements include the accounts of Swordfish Financial, Inc., and its wholly owned subsidiaries; Nature Vision, Inc. and SoOum (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

NOTE B – Summary of Significant Accounting Policies

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Income Taxes

The Company accounts for income taxes in accordance with generally accepted accounting principles which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America.  As of December 31, 2014, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.  It is the Company’s policy to recognize any interest and penalties in the provision for taxes.

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – Summary of Significant Accounting Policies - continued

Earnings per Share

Earnings per share of common stock are computed in accordance with FASB ASC 260 (prior authoritative literature:  FASB Statement No. 128.), FASB ASC 260 replaces SFAS No, 128, “Earnings per Share”.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

Financial Instruments

The Company’s financial instruments consist of cash, long-term investments, and accounts payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Stock-Based Compensation

Stock-based compensation is computed in accordance with FASB ASC 718 (prior authoritative literature:  FASB Statement No. 123R). FASB ASC 718 replaces SFAS No. 123R which requires all share-based payment to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company has selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards and have recognized compensation costs immediately as our awards are 100% vested.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (prior authoritative literature, EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”)  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – Summary of Significant Accounting Policies - continued

Stock-Based Compensation - continued

In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a lattice model for valuation of the derivative.

When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

NOTE C – Recently Issued Accounting Standards - continued

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

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $26,133,617 at December 31, 2014.

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

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable

 As of December 31, 2014, the Company has outstanding six (6) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the company at a conversion price equal to 50% - 55% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.   Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

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

The Company had convertible debentures outstanding as follows:

December 31, 2014	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	––	$ 7,150
February 28, 2014 – Debenture	13,910	(2,063)	11,847
April 2, 2014 – Debenture	20,000	(6,000)	14,000
June 18, 2014 – Settlement Agreement	58,420	(16,228)	42,192

Total Convertible Debentures	$ 99,480	(24,291)	$ 75,189

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable - continued

December 31, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
July 1, 2013 – Debenture	$ 41,500	$ (13,734)	$ 27,766
August 6, 2013 - Debenture	22,500	(10,000)	12,500
September 9, 2013 - Debenture	27,500	(15,278)	12,222
October 8, 2013 - Debenture	26,500	(17,667)	8,833
October 8, 2013 – Debenture	15,700	(10,167)	5,533
November 11, 2013 - Debenture	4,000	(3,911)	89
December 3, 2013 - Debenture	32,500	(28,889)	3,611

Total Convertible Debentures	$ 170,200	$ (99,646)	$ 70,554

NOTE H – Accrued Expenses

   Accrued Expenses consisted of the following at December 31, 2014 and 2013:

December 31,	2014	2013

Consulting Fees	$ 765,379	$ 834,345
Commissions	71,033	71,033
Conversion of Preferred Stock	12,845,480	––
Interest	1,421,091	1,200,473
Miscellaneous	239,599	11,589
Royalties	144,303	144,303

Total Accrued Expenses	$ 15,486,885	$ 2,261,743

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock, $0.0001 par value (“Preferred Stock”), which is convertible to common at 10 to 1.  The Board of Directors authorized to fix the designations, rights, preferences, powers and limitations of each series of Preferred Stock.  The Company’s prior CEO, Clark Ortiz currently holds 25,000,000 shares of the Company’s preferred stock.

On September 26, 2014 the Board of Directors authorized an amendment to the articles of incorporation to authorize 10,000,000 shares each preferred stock class B and class C.  These shares have a $.0001 par value, have voting rights of 1,000 to 1 and are convertible to common at 1,000 to 1.

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

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at December 31, 2014 and 2013 are $1,102,510 and $1,066,755, respectively.

NOTE K – Related Party Transactions

The Company has borrowed $1,100,611 from a former member of the Board of Directors and two (2) related parties. The related party notes total to $5,600.  Two of the notes from the former Board of Directors total to $1,045,000 and are unsecured.  The third note in the amount of $50,000 is secured by a second lien on the Company’s assets.  The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,128,864 of accrued interest in accrued expenses at December 31, 2014.

NOTE L – Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.  All assets and liabilities are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inputs.

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The levels of fair value hierarchy are as follows:

[  ]

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

[  ]

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

[  ]

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

The following liabilities were valued at fair value as of December 31, 2014 and 2013. No other items were valued at fair value on a recurring or non-recurring basis as of December 31, 2014 and 2013.

December 31, 2014		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 168,248	$ 168,248

Total		$ ––	$ ––	$ 168,248	$ 168,248

December 31, 2013		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 189,871	$ 189,871

Total		$ ––	$ ––	$ 189,871	$ 189,871

NOTE M – Merger

 On September 23, 2014 the Company signed a merger agreement with SoOum Corp., a Delaware corporation.  Per the agreement, the outstanding shares of SoOum Corp common stock will be converted into 6,768,955 shares of the Company’s preferred stock.  This transfer of stock will result in an eighty percent (80%) ownership interest of the Company. Upon completion, the Company will be the surviving corporation and SoOum will be a wholly owned subsidiary. At the date of merger, $480,000 goodwill was acquired and posted to the Company.  At December 31, 2014 the goodwill amount of $480,000 was impaired (See Note N).

NOTE N – Impairment of Goodwill

At December 31, 2014 the Company has evaluated the balance of goodwill and has determined that it has a value of $-0-.  The Company has therefore impaired goodwill in the amount of $480,000 at December 31, 2014.

NOTE O – Liability for Conversion Feature of Preferred Shares

Upon the issuance of the Series B Preferred and the Series C Preferred for the SoOum Corp acquisition, the owners of these securities were entitled to receive in total 80% of the common stock of the Company upon full conversion.  Assuming full conversion at a fixed conversion ratio, based on the common shares outstanding at December 31, 2014, there would be 26,250,000,000 shares common that would be converted, which is 25,690,960,686 more shares than the current authorized amount.  Based on the stock price at December 31, 2014, $.0005, the total value of those shares would be $12,845,480.  In accordance with generally accepted Accounting Principles, the Company recorded a liability for that amount on the financial statements.