Form 10-K/A
period 2014-12-31
SWORDFISH FINANCIAL, INC.
filed 2015-07-27
CIK 78311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

PART I

Item 1.    BUSINESS.

Corporate History

Swordfish Financial, Inc., (f/k/a Photo Control Corporation (1959-2004) and Nature Vision, Inc. (2004-2009)) (the “Company”, “we” or “us”) was incorporated as a Minnesota corporation on August 19, 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. Upon the merger with Swordfish Financial, Inc., a Texas corporation on August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change the Company’s name to Swordfish Financial, Inc.   On November 12, 2014 the Company merged with SoOum, Corp., (“SoOum”) a Delaware corporation. Our executive offices are located P.O. Box 431, Vernon, Arizona 85940; our telephone number is (646) 801-3772; and our website is www.swordfishfinancial.com .

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

Common Stock

Quarter Ended 2013	HIGH	LOW
December 31	$ 0.0099	$.0028
September 30	$ .0095	$.0034
June 30	$ .0095	$.006
March 31	$ .01	$0.006
2014
December 31	$ .0001	$.0009
September 30	$ .0002	$ .001
June 30	$ .0011	$.0002
March 31	$ .0034	$.0011

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal controls over disclosure controls and procedures were not effective as of December 31, 2014, primarily due to the fact that there is no effective separation of duties, which includes monitoring controls between the management.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we determined that control deficiencies existed that constituted material weaknesses, as described below:

–

lack of documented policies and procedures.

–

we have no audit committee.

–

there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

–

there is no effective separation of duties, which includes monitoring controls, between the management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

John Scrudato CPA, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

The following table sets forth the proposed beneficial ownership information after the closing of the Merger Transaction:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Shares of Series B Preferred Stock Beneficial Owned
	Number	Percent	Number	Percent
Susan Sjo 1820 N. 75th Ave Elmwood Park, IL 60707	200,000,000	6.25	0	0
William Westbrook (2) (3) PO Box 431 Vernon, AZ 85940	0	0	5,449,711	50.08
Ronald A. Vega (2) (4) 222 Purchase Street #117 Rye, NY 10580	0	0	2,715,900	24.96
Luis J. Vega (2) (5) 1773 Carthage Ct. Brownsville, TX 78520	0	0	2,715,900	24.96
All Officers and Directors as a Group (5 persons)	200,000,000	6.25	8,437,201	100

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

3) Mr. Westbrook owns 5,449,711 shares of series B preferred stock which, grants him 5,449,711,372 votes. This equates to approximately 34.07% of the outstanding voting rights for all voting shares.

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

Date:   July 24 , 2015

By:/s/William Westbrook

William Westbrook

Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/William Westbrook William Westbrook	President, Chief Executive Officer and Director (Principal Executive Officer)	July 24 , 2015
/s/Ronald Vega Ronald Vega	Treasurer, Chief Financial Officer and Director (Principal Financial/Accounting Officer)	July 24 , 2015

Exhibit Index

3.1	Amended and restated articles of incorporation (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K dated September 7, 2004).

3.2	Amended of Articles of Incorporation Changing the Company’s Name to Swordfish Financial, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed September 4, 2009).
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

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

FINANCIAL REPORTS
AT
DECEMBER 31, 2014

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

TABLE OF CONTENTS

Consolidated Balance Sheets at December 31, 2014 and 2013                         F-4

Consolidated Statements of Operations for the Years Ended

   December 31, 2014 and 2013                                                                               F-5

Consolidated Statements of Cash Flows for the Years Ended

  December 31, 2014 and 2013                                                                                 F-6

Consolidated Statements of Changes in Deficit for the Years Ended

  December 31, 2014 and 2013                                                                                 F-7

Notes to Consolidated Financial Statements

 F-8- 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Swordfish Financial, Inc.

We have audited the accompanying balance sheet of Swordfish Financial, Inc. as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swordfish Financial, Inc. at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note E to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations the past three years.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note E.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
April 10, 2015

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Swordfish Financial, Inc.:

I have audited the accompanying balance sheets of Swordfish Financial, Inc. (the “Company”) as of December 31, 2013 , and the related statements of operations, stockholders' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swordfish Financial, Inc.  as of  December  31, 2013, and the results of its operations and cash flows the year ended. in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note E to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations the past three years.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note E.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying notes are an integral part of these financial statements

SWORDFISH FINANCIAL, INC.
Haltom City, Texas

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2014	2013

Sales	$ 1,992	$ —

Cost of Sales	—	—

Gross Profit	1,992	—

Expenses
General and Administrative	632,478	258,758

Loss Before Other (Income) and Expenses	630,486	258,758

Other (Income) and Expenses
Interest Expense	588,463	440,652
Other Expense	12,845,480	1,167
Gain on Derivative	(86,998)	(30,589)
Impairment of Goodwill	480,000	—
Loss on Conversion	293,811	—

Total Other (Income) and Expenses	14,120,756	411,230

Loss from Before Provision for Taxes	(14,751,242)	(669,988)

Provision for Taxes	—	—

Net Loss	$ (14,751,242)	$ (669,988)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,525,605,333	777,972,738

Net Loss Per Common Share -

Basic and Diluted	$ (0.01)	$ (0.00)

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

The accompanying notes are an integral part of these financial statements

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company

Swordfish Financial, Inc., (a Minnesota Corporation) (the “Company”), acquired 80% of the outstanding common stock of Nature Vision, Inc. pursuant to a stock acquisition/merger agreement on August 14, 2009.  Based a on a review of these factors, the August 2009 stock acquisition agreement with Swordfish Financial, Inc., the merger was accounted for as a reverse acquisition (i.e. Nature Vision, Inc. was considered as the acquired company and Swordfish Financial, Inc., was considered as the acquiring company).  As a result, Nature Vision, Inc.’s assets and liabilities as of August 14, 2009, the date of the Merger closing, have been incorporated into Swordfish’s balance sheet based on the fair values of the net assets acquired.  Further, the Company’s operating results (post-Merger) include Swordfish Financial, Inc., operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Also as a result of the merger the Company changed its name from Nature Vision to Swordfish Financial, Inc.

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

F8

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company - continued

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

Earnings per Share

The Company reports basis and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS.  Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive.  Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.  The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2014 and 2013:

	2014	2013
Net Loss	$ (14,751,242)	$(609,988)

Weighted-average common shares outstanding basic
Weighted-average common stock	1,525,605,333	777,972,738
Equivalents:
Stock options	––	––
Warrants	––	––
Convertible Notes	––	––

Weighted-average common shares outstanding-basic and diluted	1,525,605,333	777,972,738

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable.

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

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a Black Sholes model for valuation of the derivative.

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

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impacts its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE D – Acquisition – iPoint Television

On January 15, 2014, the Company completed the acquisition of 90% of the issued and outstanding membership interest of iPoint.  Pursuant to the Securities and Exchange Agreement the Company issued Clark Ortiz, the company’s CEO and Chairman 25,000,000 shares of Swordfish’s Series A Preferred Stock, which has voting rights equal to 100 shares of the Company’s common stock and is convertible into the Company’s common stock at the rate of 10 shares of common stock for each share of Series A. Preferred Stock.  In addition to issuance of the Series A Preferred Stock the Company agreed as part of the purchase price to issue 50,000,000 shares of its common stock to Mr. Ortiz.  At the date of the transaction, the Company didn’t have any authorized and unissued shares available to issue to Mr. Ortiz, however in order to close the transaction, Mr. Ortiz agreed to close the transaction pending the Company increasing the authorized shares of common stock, which the Company did on March 25, 2014.  As a result of the transaction, the Company owns 90% of issued and outstanding membership interests in iPoint Television LLC and therefore a majority owned subsidiary of the Company and the Company will be able to report the results of iPoint on a consolidated basis in the Company’s financial statements.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device.  iPoint is  a full service Internet Protocol Television (IPTV), media entertainment company which develops applications for mobile and TV smart devices. As an acquisition of common control we are recording the assets acquired at their cost which is $0. The Company incurred $2,500 of acquisition expense which was expensed in the current period. iPoint did not have any results from operations from the date of acquisition through December 31, 2014. The following unaudited supplemental data presents the consolidated information as if the acquisition had been completed on January 1, 2013;

Years ended December 31,	12/31/2014	12/31/2013

Sales	40,472	0
Earnings Attributable to Swordfish Financial, Inc.	(14,710,770)	(669,988)
Basic earnings per share available to common shareholders	0.00	0.00
Earnings per share assuming dilution available to common shareholders	0.00	0.00

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

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock

On March 25, 2014 the Company amended their authorized Common Stock to 5,000,000,000 shares from 1,000,000,000 shares.

On March 21, 2014 the Company resolved to adopt the 2014 Incentive Stock Option and Restricted Stock Plan.  The purpose of this Plan is to provide a means by which eligible recipients may be given an opportunity to benefit from increases in value of the Common

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – Stockholders’ Equity (continued)

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

NOTE J – Commitments and Contingencies

During past years various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at December 31, 2014 and 2013 are $1,102,510 and $1,066,755, respectively.

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

As further described in note D the company acquired iPoint Television from our then Officer and director. This transaction was deemed immaterial to the company and was accounted for under FASB ASC 805-10.

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

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – Fair Value  (continued)

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

NOTE M – Merger

On September 23, 2014 the Company signed a merger agreement with SoOum Corp., a Delaware corporation.  Per the agreement, the outstanding shares of SoOum Corp common stock will be converted into 6,768,955 shares of the Company’s preferred stock.  This transfer of stock will result in an eighty percent (80%) ownership interest of the Company. Upon completion, the Company will be the surviving corporation and SoOum will be a wholly owned subsidiary. At the date of merger, $480,000 goodwill was acquired and posted to the Company. The acquisition allows Swordfish Financial, Inc. to add an additional potential source of revenue to its existing structure with a management team already in place at minimal cost to the Company. At December 31, 2014 the goodwill amount of $480,000 was fully impaired (See Note N). The total purchase price was allocated as follows:

12/31/2014

Goodwill	$480,000
Liabilities assumed	(5,827)

Total purchase price	$474,173

The following unaudited supplemental data presents the consolidated information as if the acquisition had been completed on January 1, 2013;

Years ended December 31,	12/31/2014	12/31/2013

Sales	40,472	0
Earnings Attributable to Swordfish Financial, Inc.	(14,710,770)	(669,988)
Basic earnings per share available to common shareholders	0.00	0.00
Earnings per share assuming dilution available to common shareholders	0.00	0.00

SWORDFISH FINANCIAL, INC.

Haltom City, Texas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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