Form 10-Q
period 2015-03-31
SWORDFISH FINANCIAL, INC.
filed 2015-08-10
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

590 Madison Avenue II, Suite 1800, New York, New York 10022

(Address of principal executive offices)

(480) 287-6675

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    [ X ] Yes  [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated Filer [ ]     Non-Accelerated Filer [ ]    Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ]  Yes [X]  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of June 30, 2015 was approximately 4,487,438,286.

SWORDFISH FINANCIAL, INC.

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

Page

PART I

FINANCIAL INFORMATION

Item 1:

Financial Statements

Unaudited Consolidated Balance Sheets – March 31, 2015 (Unaudited) and December 31, 2014

3

Unaudited Consolidated Statements of Operations – Three Months Ended March 31, 2015 and

2014

4

Unaudited Consolidated Statements of Cash Flows – Three Months Ended March 31, 2015

and 2014 (Unaudited)

5

Notes to Unaudited Consolidated Financial Statements

6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3:

Quantitative and Qualitative Disclosures About Market Risks

14

Item 4:

Controls and Procedures

15

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

16

Item 1A:

 Risk Factors

16

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3:

Defaults Upon Senior Securities

16

Item 4:

Mine Safety Disclosures

16

Item 5:

Other Information

16

Item 6:

Exhibits

16

Signatures

17

SWORDFISH FINANCIAL, INC.

New York, New York

FINANCIAL REPORTS
AT
MARCH 31, 2015

SWORDFISH FINANCIAL, INC.

New York, New York

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,2015	December 31,2014
ASSETS Cash and Cash Equivalents	$—	$4
Accounts Receivable	34,400	—
Total Assets	$34,400	$4
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities: Bank Overdraft	$44	$—
Term Notes Payable	441,421	441,421
Notes Payable - Affiliates	1,101,792	1,100,611
Judgements Payable	1,111,448	1,102,510
Convertible Notes Payable, Net of Discounts of $-0- and $24,291	97,295	75,189
Derivative Liability	188,822	168,248
Deferred Retirement Benefits	438,782	438,782
Accounts Payable	844,544	822,182
Advances from Shareholders	149,185	149,185
Accrued Expenses	7,925,870	15,486,885
Total Liabilities	12,299,203	19,785,013
Stockholders' Deficit Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized, 4,487,438,286 and 4,440,960,686 Issued and Outstanding, Respectively	448,744	444,096
Preferred Stock: $0.0001 Par; 50,000,000 Shares Authorized, 25,000,000 Issued and Outstanding, Respectively	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized, 9,100,000 Issued and Outstanding, Respectively	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,1,690,000 Issued and Outstanding, Respectively	169	169
Stock Subscriptions Payable	10,000	10,000
Additional Paid-In-Capital	5,898,707	5,890,933
Accumulated Deficit	(18,625,833)	(26,133,617)
Total Stockholders' Deficit	(12,264,803)	(19,785,009)
Total Liabilities and Stockholders' Deficit	$34,400	$ 4

The accompanying notes are an integral part of these financial statements.

SWORDFISH FINANCIAL, INC.

New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,	2015	2014
Sales	$45,900	$—
Cost of Sales	33,860	—
Gross Profit	12,040	—
Expenses General and Administrative	83,493	61,534
Interest Expense	88,083	167,407
Total Expenses	171,576	228,941
Other Income and Expenses Gain on Conversion Feature of Preferred Shares	(7,697,992)	—
Loss on Derivative	30,672	60,026
Total Other Income and Expenses	(7,667,320)	60,026
Income (Loss) from Operations Before Provision for Taxes	7,507,784	(288,967)
Provision for Taxes	—	—
Net Income (Loss) for the Period	$7,507,784	$(288,967)
Weighted Average Number of Common Shares Outstanding Basic and Diluted	4,476,077,095	1,074,513,863
Net (Income) Loss for the Period Per Common Share - Basic and Diluted	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

SWORDFISH FINANCIAL, INC.

    New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2015	2014
Cash Flows from Operating Activities
Net Income (Loss) for the Period	$7,507,784	$ (288,967)
Non-Cash Adjustments: Amortization of Debt Discount	24,291	36,388
(Gain) Loss on Derivative	30,672	(12,414)
Gain on Conversion Feature of Preferred Stock	(7,697,992)	—
Interest on Convertible Notes paid with Stock	139	—
Non Cash Interest Expense	—	161,046
Changes in Assets and Liabilities: Accounts Receivable	(34,000)	—
Judgements Payable	8,938	8,939
Accounts Payable	22,362	—
Accrued Expenses	136,977	(19,992)
Net Cash Flows Used In Operating Activities	(1,229)	(115,000)
Cash Flows from Financing Activities Bank Overdraft	44	—
Cash Proceeds from Notes Payable Affiliates Proceeds from Convertible Notes Payable	1,181 —	— 115,000
Net Cash Flows Used In Financing Activities	1,225	115,000
Net Change in Cash and Cash Equivalents	(4)	—
Cash and Cash Equivalents - Beginning of Period	4	—
Cash and Cash Equivalents - End of Period	$—	$—
Cash Paid During the Period for: Interest	$—	$—
Income Tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Exchanged for Debt	$2,185	$—

The accompanying notes are an integral part of these financial statements.

SWORDFISH FINANCIAL, INC.

New York, New York

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

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – Acquisition – iPoint Television

On January 15, 2014, the Company completed the acquisition of 90% of the issued and outstanding membership interest of iPoint.  Pursuant to the Securities and Exchange Agreement the Company issued Clark Ortiz, the Company’s CEO and Chairman, 25,000,000 shares of Swordfish’s Series A Preferred Stock, which has voting rights equal to 100 shares of the Company’s common stock and is convertible into the Company’s common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock.  In addition to issuance of the Series A Preferred Stock, the Company agreed as part of the purchase price to issue 50,000,000 shares of its common stock to Mr. Ortiz.  At the date of the transaction, the Company didn’t have any authorized and unissued shares available to issue to Mr. Ortiz, however in order to close the transaction, Mr. Ortiz agreed to close the transaction pending the Company increasing the authorized shares of common stock, which the Company did on March 25, 2014.  As a result of the transaction, the Company owns 90% of issued and outstanding membership interests in iPoint Television LLC and is therefore a majority owned subsidiary of the Company and the Company will be able to report the results of iPoint on a consolidated basis in the Company’s financial statements.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device.  iPoint is  a full service Internet Protocol Television (IPTV), media entertainment company which develops applications for mobile and TV smart devices. As an acquisition of common control we are recording the assets acquired at their cost which is $0. The Company incurred $2,500 of acquisition expense which was expensed. iPoint did not have any results from operations from the date of acquisition through March 31, 2015.

NOTE E – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $18,625,833 at March 31, 2015.

The Company’s continued existence is dependent upon its ability to raise capital or increase sales.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – Term Notes Payable

 The Company is in default on all of the following unsecured term notes payable.

	March 31,	December 31,
	2015	2014

Jeff Zernov (Former Chief Executive Officer)
Payable August 17, 2010 at 15% Interest.	$ 290,000	$ 290,000

Castaic
Installment note payable annually at $17,171 including interest at 8.0% from January 2009 through January 2011.	30,620	30,620

Installment note payable monthly at $1,175 including interest at 8.0% from February 2008 through January 2011.	20,246	20,246

Innovative Outdoors
Installment note payable monthly at $4,632 including interest at 7.0% from August 2008 through July 2011.	100,555	100,555

Total Notes Payable	$ 441,421	$ 441,421

NOTE G – Convertible Promissory Notes Payable

 As of March 31, 2015, the Company has outstanding four (4) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the company at a conversion price equal to 50% - 55% of the average of the 3 lowest volume weighted average trading prices during the 10 day period ending on the latest complete trading day prior to the conversion date.   Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

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

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable (continued)

   The Company had convertible debentures outstanding as follows:

March 31, 2015	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	––	$ 7,150
February 28, 2014 – Debenture	13,910	––	13,910
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420

Total Convertible Debentures	$ 97,295	––	$ 97,295

December 31, 2014	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	––	$ 7,150
February 28, 2014 – Debenture	13,910	(2,063)	11,847
April 2, 2014 – Debenture	20,000	(6,000)	14,000
June 18, 2014 – Settlement Agreement	58,420	(16,228)	42,192
Total Convertible Debentures	$ 99,480	(24,291)	$ 75,189

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – Accrued Expenses

   Accrued Expenses consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Consulting Fees	$ 765,379	$ 765,379
Commissions	71,033	71,033
Conversion of Preferred Stock	5,147,488	12,845,480
Interest	1,475,805	1,421,091
Miscellaneous	321,862	239,599
Royalties	144,303	144,303

Total Accrued Expenses	$ 7,925,870	$ 15,486,885

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

On September 26, 2014 the Board of Directors authorized an amendment to the articles of incorporation to authorize 10,000,000 shares each preferred stock class B and class C.  These shares have a $.0001 par value, have voting rights of 1,000 to 1 and are convertible to common at 1,000 to 1 and 10,000 to 1 respectively.

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

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at March 31, 2015 and December 31, 2014 are $1,111,448 and $1,102,510 respectively.

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – Related Party Transactions

The Company has borrowed funds from a former board member, two (2) current members of the Board of Directors and two (2) related parties in the amount of $1,101,792 and $1,100,611, at March 31, 2015 and December 31, 2014, respectively. The related party notes total to $5,600 at March 31, 2015 and December 31, 2014.  Two notes from the former Board of Directors total to $1,045,000 at March 31, 2015 and December 31, 2014, respectively, and are unsecured.  The third note in the amount of $50,000 at March 31, 2015 and December 31, 2014, respectively is secured by a second lien on the Company’s assets.  The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,169,926 of accrued interest in accrued expenses at March 31, 2015. Amounts due to current board members total $1,181 and $-0- at March 31, 2015 and December 31, 2014, respectively.

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

-Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and·

-Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

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

The following liabilities were valued at fair value as of March 31, 2015 and December 31, 2014. No other items were valued at fair value on a recurring or non-recurring basis as of March 31, 2015 and December 31, 2014.

March 31, 2015		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 188,822	$ 188,822

Total		$ ––	$ ––	$ 188,822	$ 188,822

December 31, 2014		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 168,248	$ 168,248

Total		$ ––	$ ––	$ 168,248	$ 168,248

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

$480,000 was impaired (See Note N).

Years Ended	12/31/2014	12/31/2013

Sales	$ 40,472	$ -0-
Earnings Attributable to Swordfish Financial, Inc.	(14,710,770)	(669,988)
Basic Earnings Per Share Available to Common Shareholders	0.00	0.00
Earnings Per Share Assuming Dilution Available to Common Shareholders	0.00	0.00

NOTE N – Impairment of Goodwill

At December 31, 2014 the Company has evaluated the balance of goodwill and has determined that it has a value of $-0-.  The Company has therefore impaired goodwill in the amount of $480,000 at December 31, 2014.

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – Liability for Conversion Feature of Preferred Shares

Upon the issuance of the Series B Preferred and the Series C Preferred for the SoOum Corp acquisition, the owners of these securities were entitled to receive in total 80% of the common stock of the Company upon full conversion.  Assuming full conversion at a fixed conversion ratio, based on the common shares outstanding at March 31, 2015 and December 31, 2014, there would be 26,250,000,000 shares common that would be converted, which is 25,737,438,286 and 25,690,960,686 more shares respectively, than the current authorized amount.  Based on the stock price at March 31, 2015 and December 31, 2014, the total value of those shares would be $5,147,488 and $12,845,480 respectively.  In accordance with Generally Accepted Accounting Principles, the Company recorded a liability for that amount on the March 31, 2015 and December 31, 2014 financial statements.

NOTE P – Subsequent Events

Subsequent to March 31, 2015, the following actions were approved by the majority stockholders:

·

Amendment to the Company’s Articles of Incorporation to change the Company’s name to SoOum Corp.

·

Amendment to the Company’s Articles of Incorporation to increase the number of authorized preferred shares from 50 million shares to 200 million shares with a par value of $.0001.

·

Amendment to the Company’s Articles of Incorporation to effect a reverse stock split of common stock at a rate of 1,000 shares to 1.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2015 Compared With Three Months Ended March 31, 2014

Net revenues for the three months ended March 31, 2015 and 2014 was $45,900 and $-0-, respectively.  Cost of goods sold were $33,860 and $-0- for the three months ended March 31, 2015 and 2014, respectively.  Net income for the three months ended March 31, 2015 was $7,507,784 compared to net loss of $288,967 for the three months ended March 31, 2014.

Total operating expenses were $171,576 for the three months ended March 31, 2015 compared to $228,941 for the three months ended March 31, 2014.  The primary expenses for the three months ended March 31, 2015 were general and administrative expenses of $83,493 and interest expense of $88,083.  The primary expenses for the three months ended March 31, 2014 were general and administrative expenses of $61,534 and interest expense of $167,407.

Other income of $7,667,320 for the three months ended March 31, 2015 consisted of potential gain on conversion of preferred stock of $7,697,992 and loss on derivatives of $30,672.    Other expenses of $60,026 for the three months ended March 31, 2014 consisted of $60,026 in loss on derivatives.

Liquidity and Capital Resources

Our operations used approximately $1,229 in cash for the three months ended March 31, 2015. Cash required during the three months ended March 31, 2015, came principally from cash proceeds from notes payable affiliates of $1,181.

Our operations used approximately $115,000 in cash for the three months ended March 31, 2014. Cash required during the three months ended March 31, 2014 came principally from cash proceeds from issuance of convertible debt of $115,000.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net income (losses) of $7,507,784 and $(288,967) respectively, for the three months ended March 31, 2015 and 2014 and had an accumulated deficit of $18,625,833 as of March 31, 2015.  We have managed our liquidity during the first quarters of 2015 through the issuance of notes payable to affiliates.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal controls over disclosure controls and procedures were not effective as of March 31, 2015, primarily due to the fact that there is no effective separation of duties, which includes monitoring controls between the management.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, we determined that control deficiencies existed that constituted material weaknesses, as described below:

•

lack of documented policies and procedures.

•

we have no audit committee.

•

there is a risk of management override given that our officers have a high degree of involvement in our day today operations.

•

there is no effective separation of duties, which includes monitoring controls, between the management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

John Scrudato CPA, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of March 31, 2014.

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

Date:   August 10, 2015

By: /s/ William Westbrook

     William Westbrook

Its:  Chief Executive Officer and President

Date:  August 10, 2015

By:   /s/ Ronald Vega

       Ronald Vega

Its:  Treasurer and Chief Financial Officer

