Form 10-Q
period 2015-06-30
SWORDFISH FINANCIAL, INC.
filed 2015-08-18
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

[   ]  Yes [X]  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of August 1, 2015 was approximately 4,990,987,418.

SWORDFISH FINANCIAL, INC.

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

Page

PART I

FINANCIAL INFORMATION

Item 1:

Financial Statements

Unaudited Consolidated Balance Sheets – June 30, 2015 (Unaudited) and December 31, 2013

4

Unaudited Consolidated Statements of Operations – Six Months Ended June 30, 2014 and

2015

5

Unaudited Consolidated Statements of Cash Flows – Six Months Ended June 30, 2014

and 2015 (Unaudited)

6

Notes to Unaudited Consolidated Financial Statements                                                                               7

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3:

Quantitative and Qualitative Disclosures About Market Risks

15

Item 4:

Controls and Procedures

15

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

16

Item 1A:

 Risk Factors

16

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3:

Defaults Upon Senior Securities

16

Item 4:

Mine Safety Disclosures

16

Item 5:

Other Information

16

Item 6:

Exhibits

16

Signatures

16

SWORDFISH FINANCIAL, INC.

New York, New York

FINANCIAL REPORTS
AT
JUNE 30, 2015

SWORDFISH FINANCIAL, INC.

New York, New York

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets at June 30, 2015

  and December 31, 2014                                                                                                     4

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended

   June 30, 2015 and 2014                                                                                                        5

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended

  June 30, 2015 and 2014                                                                                                        6

Notes to Unaudited Consolidated Financial Statements                                                        7 - 13

SWORDFISH FINANCIAL, INC.
New York, New York

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014

ASSETS
Cash and Cash Equivalents	$ —	$ 4
Note Receivable - Related Party	12,862	—

Total Assets	$ 12,862	$ 4

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank Overdraft	$ 44	$ —
Term Notes Payable	441,421	441,421
Notes Payable - Affiliates	1,100,611	1,100,61
Judgements Payable	1,120,387	1,102,510
Convertible Notes Payable, Net of Discounts of $3,333 and $24,291	98,962	75,189
Derivative Liability	198,522	168,248
Deferred Retirement Benefits	438,782	438,782
Accounts Payable	844,667	822,182
Advances from Shareholders	149,185	149,185
Accrued Expenses	5,439,209	15,486,885

Total Liabilities	9,831,790	19,785,013

Stockholders' Deficit
Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized,
4,487,438,286 and 4,440,960,686 Issued and Outstanding, Respectively	448,744	444,096
Preferred Stock: $0.0001 Par; 50,000,000 Shares Authorized,
25,000,000 Issued and Outstanding, Respectively	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized,
9,100,000 Issued and Outstanding, Respectively	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,
1,690,000 Issued and Outstanding, Respectively	169	169
Stock Subscriptions Payable	10,000	10,000
Additional Paid-In-Capital	5,900,326	5,890,933
Accumulated Deficit	(16,181,577)	(26,133,617)

Total Stockholders' Deficit	(9,818,928)	(19,785,009)

Total Liabilities and Stockholders' Deficit	$ 12,862	$ 4

The accompanying notes are an integral part of these financial statements.

SWORDFISH FINANCIAL, INC.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	$ —	$ —	$ 45,900	$ —

Cost of Sales	9,180	—	43,040	—

Gross Profit	(9,180)	—	2,860	—

Expenses
General and Administrative	48,288	151,256	131,781	165,178
Interest Expense	72,140	177,93	160,223	345,342

Total Expenses	120,428	329,191	292,004	510,520

Other (Income) and Expenses
(Gain) on Conversion Feature of Preferred Shares	(2,573,744)	—	(10,271,736)
Loss on Conversion	—	263,811	—	263,81
(Gain) Loss on Derivative	(120)	(47,056)	30,552	12,970

Total Other (Income) and Expenses	$ (2,573,864)	$ 216,755	$ (10,241,184)	$ 276,781

Income (Loss) from Operations Before
Provision for Taxes	2,444,256	(545,946)	9,952,040	(787,301)

Provision for Taxes	—	—	—	—

Net Income (Loss) for the Period	$ 2,444,256	$ (545,946)	$ 9,952,040	$ (787,301)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	4,487,438,286	1,280,212,694	4,481,789,075	1,102,896,775

Net (Income) Loss for the Period Per Common Share -
Basic and Diluted	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

The accompanying notes are an integral part of these financial statements.

SWORDFISH FINANCIAL, INC.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2015	2014

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$ 9,952,040	$ (787,301)

Non-Cash Adjustments:
Amortization of Debt Discount	30,778	197,033
(Gain) Loss on Derivative	30,552	12,970
Gain on Conversion Feature of Preferred Stock	(10,271,736)	—
Interest on Convertible Notes Paid with Stock	139	—
Common Stock Issued in Exchange for Services Rendered	—	35,803
Loss on Conversion	—	263,811
Changes in Assets and Liabilities:
Judgements Payable	17,877	17,878
Accounts Payable	22,485	—
Accrued Expenses	224,060	79,938

Net Cash Flows Used In Operating Activities	6,195	(179,868)

Cash Flows from Investing Activities
Cash Proceeds - Note Receivable Related Party	$ (12,862)	$ —

Cash Flows from Financing Activities
Bank Overdraft	44	768
Cash Receipts from Equity Purchase Agreement	—	10,000
Cash Proceeds from Notes Payable Affiliates	1,619	4,600
Proceeds from Convertible Notes Payable	5,000	164,500

Net Cash Flows Used In Financing Activities	6,663	179,868

Net Change in Cash and Cash Equivalents	(4)	—

Cash and Cash Equivalents - Beginning of Period	4	—

Cash and Cash Equivalents - End of Period	$ —	$ —

Cash Paid During the Period for:

Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Preferred Stock		$ 2,500
Common Stock Exchanged for Debt	$ 2,185	$ 152,501
Assignment of Notes Payable Affiliates		$ 155,000

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

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – Acquisition – iPoint Television

On January 15, 2014, the Company completed the acquisition of 90% of the issued and outstanding membership interest of iPoint.  Pursuant to the Securities and Exchange Agreement the Company issued Clark Ortiz, the Company’s CEO and Chairman, 25,000,000 shares of Swordfish’s Series A Preferred Stock, which has voting rights equal to 100 shares of the Company’s common stock and is convertible into the Company’s common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock.  In addition to issuance of the Series A Preferred Stock, the Company agreed as part of the purchase price to issue 50,000,000 shares of its common stock to Mr. Ortiz.  At the date of the transaction, the Company didn’t have any authorized and unissued shares available to issue to Mr. Ortiz, however in order to close the transaction, Mr. Ortiz agreed to close the transaction pending the Company increasing the authorized shares of common stock, which the Company did on March 25, 2014.  As a result of the transaction, the Company owns 90% of issued and outstanding membership interests in iPoint Television LLC and is therefore a majority owned subsidiary of the Company and the Company will be able to report the results of iPoint on a consolidated basis in the Company’s financial statements.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device.  iPoint is  a full service Internet Protocol Television (IPTV), media entertainment company which develops applications for mobile and TV smart devices. As an acquisition of common control we are recording the assets acquired at their cost which is $0. The Company incurred $2,500 of acquisition expense which was expensed. iPoint did not have any results from operations from the date of acquisition through June 30, 2015.

NOTE E – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $16,181,577 at June 30, 2015.

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

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable

 As of June 30, 2015, the Company has outstanding five (5) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the company at a conversion price equal to 50% - 55% of the average of the 3 lowest volume weighted average trading prices during the 10 – 12 day period ending on the latest complete trading day prior to the conversion date.   Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

The conversion rights embedded in the notes are accounted for as a derivative financial instruments because of the down round feature of the conversion price.  The beneficial conversion feature was valued at the date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions:  risk free interest rates ranging from .07% to .15%, contractual expected life of six (6) to twelve (12) months, expected volatility of 185% to 496%, calculated using the historical closing price of the company’s common stock, and dividend yield of zero, resulting in fair market value.

   The Company had convertible debentures outstanding as follows:

June 30, 2015	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	––	$ 7,150
February 28, 2014 – Debenture	13,910	––	13,910
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
April 29, 2015 - Debenture	5,000	(3,333)	1,667

Total Convertible Debentures	$ 102,295	(3,333)	$ 98,962

December 31, 2014	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	––	$ 7,150
February 28, 2014 – Debenture	13,910	(2,063)	11,847
April 2, 2014 – Debenture	20,000	(6,000)	14,000
June 18, 2014 – Settlement Agreement	58,420	(16,228)	42,192
Total Convertible Debentures	$ 99,480	(24,291)	$ 75,189

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – Accrued Expenses

   Accrued Expenses consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Consulting Fees	$ 765,379	$ 765,379
Commissions	71,033	71,033
Conversion of Preferred Stock	2,573,744	12,845,480
Interest	1,530,520	1,421,091
Miscellaneous	354,230	239,599
Royalties	144,303	144,303

Total Accrued Expenses	$ 5,439,209	$ 15,486,885

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

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at June 30, 2015 and December 31, 2014 are $1,120,387 and $1,102,510 respectively.

NOTE K – Related Party Transactions

The Company has borrowed funds from a former board member and two (2) related parties in the amount of $1,100, 611 and $1,100,611, at June 30, 2015 and December 31, 2014, respectively. The related party notes total to $5,600 at June 30, 2015 and December 31, 2014.  Two notes from the former Board of Directors total to $1,045,000 at June 30, 2015 and December 31, 2014, respectively, and are unsecured.  The third note in the amount of $50,000 at June 30, 2015 and December 31, 2014, respectively is secured by a second lien on the Company’s assets.  The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,169,926 of accrued interest in accrued expenses at June 30, 2015

Payments have been made by current members of the board of directors in the amount of $1,619 through June 30, 2015.  These payments have been forgiven by the members and are included in additional paid in capital at June 30, 2015.

In May 2015, a related party to a board member, paid expenses of the Company in the amount of $11,312.  The Company repaid this related party in June 2015 plus interest in the amount of $2,000.

At June 30, 2015 and 2014 note receivable related party was $12,862 and $-0-, respectively.

NOTE L – Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.  All assets and liabilities are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inputs.

The levels of fair value hierarchy are as follows:

•

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

SWORDFISH FINANCIAL, INC.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L –  Fair Value – continued

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

The following liabilities were valued at fair value as of June 30, 2015 and December 31, 2014. No other items were valued at fair value on a recurring or non-recurring basis as of June 30, 2015 and December 31, 2014.

June 30, 2015		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 198,522	$ 198,522

Total		$ ––	$ ––	$ 198,522	$ 198,522

December 31, 2014		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 168,248	$ 168,248

Total		$ ––	$ ––	$ 168,248	$ 168,248

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

NOTE O – Liability for Conversion Feature of Preferred Shares

Upon the issuance of the Series B Preferred and the Series C Preferred for the SoOum Corp acquisition, the owners of these securities were entitled to receive in total 80% of the common stock of the Company upon full conversion.  Assuming full conversion at a fixed conversion ratio, based on the common shares outstanding at June 30, 2015 and December 31, 2014, there would be 26,250,000,000 shares common that would be converted, which is 25,737,438,286 and 25,690,960,686 more shares respectively, than the current authorized amount.  Based on the stock price at June 30, 2015 and December 31, 2014, the total value of those shares would be $2,573,744 and $12,845,480 respectively.  In accordance with Generally Accepted Accounting Principles, the Company recorded a liability for that amount on the June 30, 2015 and December 31, 2014 financial statements.

NOTE P – Subsequent Events

 Subsequent to June 30, 2015, the following actions were approved by the majority stockholders:

•

Amendment to the Company’s Articles of Incorporation to change the Company’s name to SoOum Corp.

•

Amendment to the Company’s Articles of Incorporation to increase the number of authorized preferred shares from 50 million shares to 200 million shares with a par value of $.0001.

•

Amendment to the Company’s Articles of Incorporation to effect a reverse stock split of common stock at a rate of 1,000 shares to 1.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Results of Operations

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

Net revenue for each of the three months ended June 30, 2015 and 2014 was $-0-.  Net income for the three months ended June 30, 2015 was $2,444,256 compared to net loss of $545,946 for the three months ended June 30, 2014.

Total operating expenses were $120,428 for the three months ended June 30, 2015 compared to $329,191 for the three months ended June 30, 2014.  The primary expenses for the three months ended June 30, 2015 were general and administrative expenses of $48,288 and interest expense of approximately $72,140 compared to general and administrative expenses of $151,256 and interest expense of approximately $177,935 for the three months ended June 30, 2014.

Total Other (Income) and Expenses were ($2,573,864) for the three months ended June 30, 2015 compared to $216,755 for the three months ended June 30, 2014.   The primary other income for the three months ended June 30, 2015 were gain on conversion feature of preferred shares of ($2,573,744) and gain on derivative of ($120) compared to gain on conversion feature of preferred shares of $-0-, gain on derivative of ($47,056) and loss on conversion of

$263,811 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Net revenue for the six months ended June 30, 2015 and 2014 was $45,900 and $-0-, respectively.  Net income for the six months ended June 30, 2015 was $9,952,040 compared to net loss of $787,301 for the six months ended June 30, 2014.

Total operating expenses were $292,004 for the six months ended June 30, 2015 compared to $510,520 for the six months ended June 30, 2014.  The primary expenses for the six months ended June 30, 2015 were general and administrative expenses of $131,781 and interest expense of approximately $160,223 compared to general and administrative expenses of $165,178 and interest expense of $345,342, for the six months ended June 30, 2014.

Total Other (Income) and Expenses were ($10,241,184) for the six months ended June 30, 2015 compared to $276,781 for the six months ended June 30, 2014.   The primary other income for the six months ended June 30, 2015 were gain on conversion feature of preferred shares of ($10,271,736) and loss on derivative of $30,552 compared to gain on conversion feature of preferred shares of $-0-, loss on derivative of $12,970 and loss on conversion of $263,811 for the three months ended June 30, 2014.

Liquidity and Capital Resources

 Our operations provided approximately $6,195 in cash for the six months ended June 30, 2015. Investing activities used $12, 862 for the six months ended June 30, 2015. Cash required during the six months ended June 30, 2015, came principally from cash proceeds from notes payable of $6,619 for the six months ended June 30, 2015.

Our operations used approximately $63,989 in cash for the six months ended June 30, 2013. Cash required during the six months ended June 30, 2013 came principally from cash proceeds from issuance of debt of $64,000 for the six months ended June 30, 2014.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net income (loss) of $9,952,040 and $(787,301), respectively, for the six months ended June 30, 2015 and 2014 and had an accumulated deficit of $ 16,181,577 as of June 30, 2015.  We have managed our liquidity during the first and second quarters of 2015 through the revenues and  issuance of convertible notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal controls over disclosure controls and procedures were not effective as of  June 30, 2015, primarily due to the fact that there is no effective separation of duties, which includes monitoring controls between the management.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that would significantly affect suchcontrols and procedures subsequent to the date we completed our evaluation. Therefore, no corrective   actions were   taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A. Risk Factors.

Not applicable as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .

None.

Item 3. Defaults Upon Senior Securities.

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

Date:   August 17, 2015

By: /s/ William Westbrook

     William Westbrook

Its:  Chief Executive Officer and President

Date:  August 17, 2015

By:   /s/ Ronald Vega

       Ronald Vega

Its:  Treasurer and Chief Financial Officer

