Form 10-K/A
period 2014-12-31
SWORDFISH FINANCIAL, INC.
filed 2015-09-08
CIK 78311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A

(Amendment No. 2 to Form 10-K)

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on that criteria management concluded that our internal controls over financial reporting as of December 31, 2014 is not effective.

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

SWORDFISH FINANCIAL, INC.

Date:   September 8  , 2015

By:/s/William Westbrook

William Westbrook

Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/William Westbrook William Westbrook	President, Chief Executive Officer and Director (Principal Executive Officer)	September 8 , 2015
/s/Ronald Vega Ronald Vega	Treasurer, Chief Financial Officer and Director (Principal Financial/Accounting Officer)	September 8 , 2015

Exhibit Index

3.1	Amended and restated articles of incorporation (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K dated September 7, 2004).

3.2	Amended of Articles of Incorporation Changing the Company’s Name to Swordfish Financial, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed September 4, 2009).
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

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).
21.1*	Subsidiaries.
31.1*	Amended Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Amended Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Amended Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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