Form 10-Q/A
period 2015-03-31
SWORDFISH FINANCIAL, INC.
filed 2015-09-08
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

Changes in internal controls

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .

None.

Item 3. Defaults Upon Senior Securities .

None.

Item 4. Mine Safety Disclosures .

Not applicable.

Item 5. Other Information .

None.

Item 6. Exhibits

(a)

Exhibits

31.1  Amended Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2  Amended Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Amended Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Amended Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRLTaxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Lable Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

(b)

Reports of Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWORDFISH FINANCIAL, INC.

Date:  September 8, 2015

By: /s/ William Westbrook

     William Westbrook

Its:  Chief Executive Officer and President

Date:  September 8, 2015

By:   /s/ Ronald Vega

       Ronald Vega

Its:  Treasurer and Chief Financial Officer

