Form 10-Q/A
period 2015-06-30
SWORDFISH FINANCIAL, INC.
filed 2015-09-08
CIK 78311

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

 Risk Factors

16

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3:

Defaults Upon Senior Securities

16

Item 4:

Mine Safety Disclosures

16

Item 5:

Other Information

16

Item 6:

Exhibits

16

Signatures

16

SWORDFISH FINANCIAL, INC.

New York, New York

FINANCIAL REPORTS
AT
JUNE 30, 2015

SWORDFISH FINANCIAL, INC.

New York, New York

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets at June 30, 2015

  and December 31, 2014                                                                                                     4

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended

   June 30, 2015 and 2014                                                                                                        5

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended

  June 30, 2015 and 2014                                                                                                        6

Notes to Unaudited Consolidated Financial Statements                                                        7 - 13

SWORDFISH FINANCIAL, INC.
New York, New York

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014

ASSETS
Cash and Cash Equivalents	$ —	$ 4
Note Receivable - Related Party	12,862	—

Total Assets	$ 12,862	$ 4

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank Overdraft	$ 44	$ —
Term Notes Payable	441,421	441,421
Notes Payable - Affiliates	1,100,611	1,100,611
Judgements Payable	1,120,387	1,102,510
Convertible Notes Payable, Net of Discounts of $3,333 and $24,291	98,962	75,189
Derivative Liability	198,522	168,248
Deferred Retirement Benefits	438,782	438,782
Accounts Payable	844,667	822,182
Advances from Shareholders	149,185	149,185
Accrued Expenses	5,439,209	15,486,885

Total Liabilities	9,831,790	19,785,013

Stockholders' Deficit
Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized,
4,487,438,286 and 4,440,960,686 Issued and Outstanding, Respectively	448,744	444,096
Preferred Stock: $0.0001 Par; 50,000,000 Shares Authorized,
25,000,000 Issued and Outstanding, Respectively	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized,
9,100,000 Issued and Outstanding, Respectively	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,
1,690,000 Issued and Outstanding, Respectively	169	169
Stock Subscriptions Payable	10,000	10,000
Additional Paid-In-Capital	5,900,326	5,890,933
Accumulated Deficit	(16,181,577)	(26,133,617)

Total Stockholders' Deficit	(9,818,928)	(19,785,009)

Total Liabilities and Stockholders' Deficit	$ 12,862	$ 4

The accompanying notes are an integral part of these financial statements.

SWORDFISH FINANCIAL, INC.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	$ —	$ —	$ 45,900	$ —

Cost of Sales	9,180	—	43,040	—

Gross Profit	(9,180)	—	2,860	—

Expenses
General and Administrative	48,288	151,256	131,781	165,178
Interest Expense	72,140	177,935	160,223	345,342

Total Expenses	120,428	329,191	292,004	510,520

Other (Income) and Expenses
(Gain) on Conversion Feature of Preferred Shares	(2,573,744)	—	(10,271,736)
Loss on Conversion	—	263,811	—	263,81
(Gain) Loss on Derivative	(120)	(47,056)	30,552	12,970

Total Other (Income) and Expenses	$ (2,573,864)	$ 216,755	$ (10,241,184)	$ 276,781

Income (Loss) from Operations Before
Provision for Taxes	2,444,256	(545,946)	9,952,040	(787,301)

Provision for Taxes	—	—	—	—

Net Income (Loss) for the Period	$ 2,444,256	$ (545,946)	$ 9,952,040	$ (787,301)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	4,487,438,286	1,280,212,694	4,481,789,075	1,102,896,775

Net (Income) Loss for the Period Per Common Share -
Basic and Diluted	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

The accompanying notes are an integral part of these financial statements.

SWORDFISH FINANCIAL, INC.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2015	2014

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$ 9,952,040	$ (787,301)

Non-Cash Adjustments:
Amortization of Debt Discount	30,778	197,033
(Gain) Loss on Derivative	30,552	12,970
Gain on Conversion Feature of Preferred Stock	(10,271,736)	—
Interest on Convertible Notes Paid with Stock	139	—
Common Stock Issued in Exchange for Services Rendered	—	35,803
Loss on Conversion	—	263,811
Changes in Assets and Liabilities:
Judgements Payable	17,877	17,878
Accounts Payable	22,485	—
Accrued Expenses	224,060	79,938

Net Cash Flows Used In Operating Activities	6,195	(179,868)

Cash Flows from Investing Activities
Cash Proceeds - Note Receivable Related Party	$ (12,862)	$ —

Cash Flows from Financing Activities
Bank Overdraft	44	768
Cash Receipts from Equity Purchase Agreement	—	10,000
Cash Proceeds from Notes Payable Affiliates	1,619	4,600
Proceeds from Convertible Notes Payable	5,000	164,500

Net Cash Flows Used In Financing Activities	6,663	179,868

Net Change in Cash and Cash Equivalents	(4)	—

Cash and Cash Equivalents - Beginning of Period	4	—

Cash and Cash Equivalents - End of Period	$ —	$ —

Cash Paid During the Period for:

Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Preferred Stock		$ 2,500
Common Stock Exchanged for Debt	$ 2,185	$ 152,501
Assignment of Notes Payable Affiliates		$ 155,000

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

