Form 10-Q/A
period 2015-06-30
SWORDFISH FINANCIAL, INC.
filed 2015-09-28
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2 to Form 10-Q)

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our disclosure controls and procedures were not effective as of  June 30, 2015, primarily due to the fact that there is no effective separation of duties, which includes monitoring controls between the management.

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

31.2 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

*101.INS XBRL Instance Document

*101.SCH XBRL Taxonomy Extension Schema

*101.CAL XBRLTaxonomy Extension Calculation Linkbase

*101.DEF XBRL Taxonomy Extension Definition Linkbase

*101.LAB XBRL Taxonomy Extension Lable Linkbase

*101.PRE XBRL Taxonomy Extension Presentation Linkbase

*Previously filed with Form 10Q/A on September 09, 2015

(b)

Reports of Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWORDFISH FINANCIAL, INC.

Date:   September 28, 2015

By: /s/ William Westbrook

     William Westbrook

Its:  Chief Executive Officer and President

Date:  September 28, 2015

By:   /s/ Ronald Vega

       Ronald Vega

Its:  Treasurer and Chief Financial Officer

