Form 10-Q
period 2015-09-30
SoOum Corp.
filed 2015-11-17
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-7475

____________________________

SOOUM CORP.

 (Exact name of registrant as specified in its charter)

          Minnesota                                                             41-0831186

     (State or other jurisdiction of  incorporation or organization)    (I.R.S. Employer Identification No.)

590 Madison Avenue, Suite 1800, New York, New York 10022

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

[   ]  Yes [X]  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of September 1, 2015 was approximately 4,990,987,418.

PART I

FINANCIAL INFORMATION

Item 1:

Financial Statements

Unaudited Consolidated Balance Sheets – September 30, 2015 (Unaudited) and December 31, 2014

3

Unaudited Consolidated Statements of Operations – Nine Months Ended September 30, 2014 and

2015

4

Unaudited Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2014

and 2015 (Unaudited)

5

Notes to Unaudited Consolidated Financial Statements

6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3:

Quantitative and Qualitative Disclosures About Market Risks

17

Item 4:

Controls and Procedures

17

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

18

Item 1A:

 Risk Factors

18

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3:

Defaults Upon Senior Securities

18

Item 4:

Mine Safety Disclosures

18

Item 5:

Other Information

18

Item 6:

Exhibits

18

Signatures

19

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	;2014

ASSETS
Cash and Cash Equivalents	$ —	$ 4
Note Receivable - Related Party	297	—

Total Assets	$ 297	$ 4

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank Overdraft	$ 44	$ —
Term Notes Payable	441,421	441,421
Notes Payable - Affiliates	1,102,971	1,100,611
Judgements Payable	1,129,326	1,102,510
Convertible Notes Payable, Net of Discounts of $833 and $24,291	101,462	75,189
Derivative Liability	284,455	168,248
Deferred Retirement Benefits	438,782	438,782
Accounts Payable	844,543	822,182
Advances from Shareholders	149,185	149,185
Accrued Expenses	2,974,295	15,486,885

Total Liabilities	7,466,484	19,785,013

Stockholders' Deficit
Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized,
4,487,438 and 4,440,960 Issued and Outstanding, Respectively	449	444
Preferred Stock: $0.0001 Par; 200,000,000 Shares Authorized,
25,000,000 Issued and Outstanding, Respectively	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized,
9,100,000 Issued and Outstanding, Respectively	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,
1,690,000 Issued and Outstanding, Respectively	169	169
Stock Subscriptions Payable	10,000	10,000
Additional Paid-In-Capital	6,349,208	6,334,585
Accumulated Deficit	(13,829,423)	(26,133,617)

Total Stockholders' Deficit	(7,466,187)	(19,785,009)

Total Liabilities and Stockholders' Deficit	$ 297	$ 4

The accompanying notes are an integral part of these financial statements.

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales	$ —	$ 492	$ 45,900	$ 492

Cost of Sales	—	—	43,040	—

Gross Profit	—	492	2,860	492

Expenses
General and Administrative	69,504	180,604	201,285	345,782
Interest Expense	66,153	148,153	226,376	493,495

Total Expenses	135,657	328,757	427,661	839,277

Other (Income) and Expenses
Gain on Conversion Feature of Preferred Shares	(2,573,744)	—	(12,845,480)	—
Loss on Conversion	—	16,250	—	280,061
Loss on Derivative	85,933	86,996	116,485	99,966

Total Other (Income) and Expenses	$ (2,487,811)	$ 103,246	$ (12,728,995)	$ 380,027

Income (Loss) from Operations Before
Provision for Taxes	2,352,154	(431,511)	12,304,194	(1,218,812)

Provision for Taxes	—	—	—	—

Net Income (Loss) for the Period	$ 2,352,154	$ (431,511)	$ 12,304,194	$ (1,218,812)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	4,487,438	2,379,807	4,483,693	1,525,605

Net Income (Loss) for the Period Per Common Share -
Basic and Diluted	$ 0.52	$ (0.18)	$ 2.74	$ (0.80)

The accompanying notes are an integral part of these financial statements.

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2015	2014

Cash Flows from Operating Activities

Net Loss for the Period	$ 12,304,194	$(1,218,812)

Non-Cash Adjustments:
Amortization of Debt Discount	33,278	278,322
Loss on Derivative	116,485	99,966
Gain on Conversion Feature of Preferred Stock	(12,845,480)	—
Interest on Convertible Notes Paid with Stock	139	1,540
Common Stock Issued in Exchange for Services Rendered	—	133,845
Loss on Conversion	—	280,061
Changes in Assets and Liabilities:
Judgements Payable	26,816	26,816
Accounts Payable	22,361	—
Accrued Expenses	332,890	218,212

Net Cash Flows Used In Operating Activities	(9,317)	(180,050)

Cash Flows from Investing Activities
Cash Proceeds - Note Receivable Related Party	$ (297)	$ —

Cash Flows from Financing Activities
Bank Overdraft	44	—
Cash Receipts from Equity Purchase Agreement	—	10,000
Cash Proceeds from Notes Payable Affiliates	4,566	5,611
Proceeds from Convertible Notes Payable	5,000	164,500

Net Cash Flows Used In Financing Activities	9,610	180,111

Net Change in Cash and Cash Equivalents	(4)	61

Cash and Cash Equivalents - Beginning of Period	4	—

Cash and Cash Equivalents - End of Period	$ —	$ 61

Cash Paid During the Period for:

Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Preferred Stock		$ 2,500
Common Stock Exchanged for Debt	$ 2,185	$ 152,501
Assignment of Notes Payable Affiliates		$ 155,000

The accompanying notes are an integral part of these financial statements.

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

The condensed consolidated financial statements of SoOum Corp., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-K, and other reports filed with the SEC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of SoOum Corp., and its wholly owned subsidiaries; Nature Vision, Inc. and SoOum (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

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

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – Acquisition – iPoint Television continued

On January 15, 2014, the Company completed the acquisition of 90% of the issued and outstanding membership interest of iPoint.  Pursuant to the Securities and Exchange Agreement the Company issued Clark Ortiz, the Company’s CEO and Chairman, 25,000,000 shares of Swordfish’s Series A Preferred Stock, which has voting rights equal to 100 shares of the Company’s common stock and is convertible into the Company’s common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock.  In addition to issuance of the Series A Preferred Stock, the Company agreed as part of the purchase price to issue 50,000,000 shares of its common stock to Mr. Ortiz.  At the date of the transaction, the Company didn’t have any authorized and unissued shares available to issue to Mr. Ortiz, however in order to close the transaction, Mr. Ortiz agreed to close the transaction pending the Company increasing the authorized shares of common stock, which the Company did on March 25, 2014.  As a result of the transaction, the Company owns 90% of issued and outstanding membership interests in iPoint Television LLC and is therefore a majority owned subsidiary of the Company and the Company will be able to report the results of iPoint on a consolidated basis in the Company’s financial statements.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device.  iPoint is  a full service Internet Protocol Television (IPTV), media entertainment company which develops applications for mobile and TV smart devices. As an acquisition of common control we are recording the assets acquired at their cost which is $0. The Company incurred $2,500 of acquisition expense which was expensed. iPoint did not have any results from operations from the date of acquisition through September 30, 2015.

NOTE E – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $13,829,423 at September 30, 2015.

The Company’s continued existence is dependent upon its ability to raise capital or increase sales. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

SOOUM CORP.

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

NOTE G – Convertible Promissory Notes Payable

As of September 30, 2015, the Company has outstanding five (5) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 8.0% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the company at a conversion price equal to 50% - 55% of the average of the 3 lowest volume weighted average trading prices during the 10 – 12 day period ending on the latest complete trading day prior to the conversion date.   Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

The conversion rights embedded in the notes are accounted for as a derivative financial instruments because of the down round feature of the conversion price.

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable continued

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

   The Company had convertible debentures outstanding as follows:

September 30, 2015	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount
Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	––	$ 7,150
February 28, 2014 – Debenture	13,910	––	13,910
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
April 29, 2015 - Debenture	5,000	(833)	4,167
April 29, 2015 - Debenture	5,000	(833)	4,167
Total Convertible Debentures	$ 102,295	(833)	$ 101,462

December 31, 2014	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount
Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	––	$ 7,150

February 28, 2014 – Debenture	13,910	(2,063)	11,847

April 2, 2014 – Debenture	20,000	(6,000)	14,000
June 18, 2014 – Settlement Agreement	58,420	(16,228)	42,192
Total Convertible Debentures	$ 99,480	(24,291)	$ 75,189
Total Convertible Debentures	$ 99,480	(24,291)	$ 75,189

NOTE H – Accrued Expenses

   Accrued Expenses consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Consulting Fees	$ 765,379	$ 765,379
Commissions	71,033	71,033
Conversion of Preferred Stock	––	12,845,480
Interest	1,585,234	1,421,091
Miscellaneous	408,347	239,599
Royalties	144,303	144,303

Total Accrued Expenses	$ 2,974,295	$ 15,486,885

NOTE I – Stockholders’ Equity

   Preferred Stock

On August 12, 2015 the Company approved an increase of their preferred shares from 50,000,000 to 200,000,000. The Company is authorized to issue up to 25,000,000 shares of Class A preferred stock, $0.0001 par value (“Preferred Stock”), which is convertible to common at .01 to 1.  The Board of Directors is authorized to fix the designations, rights, preferences, powers and limitations of each series of Preferred Stock.  The Company’s prior CEO, Clark Ortiz currently holds 25,000,000 shares of the Company’s series A preferred stock.

On September 26, 2014 the Board of Directors authorized an amendment to the articles of incorporation to authorize 10,000,000 shares each preferred stock series B and series C.  These shares have a $.0001 par value.  The series B shares have voting rights of one to one and they are each convertible into one shares of common stock.  The series C shares have voting rights of 10-1 and are each convertible into 10 shares of common stock..

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – Stockholders’ Equity continued

On August 12, 2015, the Company approved a reverse stock split of their common stock at 1,000 shares to 1.  In conjunction with this reverse, the rate at which preferred stock is convertible to common was also impacted by the same 1,000 rate. The new conversion rates are reflected above.

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

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at September 30, 2015 and December 31, 2014 are $1,129,326 and $1,102,510 respectively.

NOTE K – Related Party Transactions

The Company has borrowed funds from a former board member and two (2) related parties in the amount of $1,100,611 and $1,100,611, at September 30, 2015 and December 31, 2014,   respectively. The related party notes total to $5,611 at September 30, 2015 and December 31,   2014.

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – Related Party Transactions continued

Two notes from the former Board of Directors total to $1,045,000 at September 30, 2015 and December 31, 2014, respectively, and are unsecured.  The third note in the amount of $50,000 at September 30, 2015 and December 31, 2014, respectively is secured by a second lien on the Company’s assets.  The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,252,039 of accrued interest in accrued expenses at September 30, 2015.

Payments have been made by current members of the board of directors in the amount of $2,081 through September 30, 2015.  These payments have been forgiven by the members and are included in additional paid in capital at September 30, 2015.

In May 2015, a related party to a board member, paid expenses of the Company in the amount of $11,312.  The Company repaid this related party in June 2015 plus interest in the amount of $2,000.

At September 30, 2015 and 2014 note receivable related party was $297 and $-0-, respectively.

NOTE L – Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.  All assets and liabilities are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inputs.

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – Fair Value continued

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

The following liabilities were valued at fair value as of September 30, 2015 and December 31, 2014. No other items were valued at fair value on a recurring or non-recurring basis as of September 30, 2015 and December 31, 2014.

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – Fair Value continued

September 30, 2015		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 284,455	$ 284,455

Total		$ ––	$ ––	$ 284,455	$ 284,455

December 31, 2014		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 168,248	$ 168,248

Total		$ ––	$ ––	$ 168,248	$ 168,248

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

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – Impairment of Goodwill

At December 31, 2014 the Company has evaluated the balance of goodwill and has determined that it has a value of $-0-.  The Company has therefore impaired goodwill in the amount of $480,000 at December 31, 2014.

NOTE O – Liability for Conversion Feature of Preferred Shares

Upon the issuance of the Series B Preferred and the Series C Preferred for the SoOum Corp acquisition, the owners of these securities were entitled to receive in total 80% of the common stock of the Company upon full conversion. Assuming full conversion at a fixed conversion ratio, based on the common shares outstanding at September 30, 2015 and December 31, 2014, there would be 26,250,000 shares common that would be converted, which is -0- and 25,690,960,686 more shares respectively, than the current authorized amount.  Based on the stock price at September 30, 2015 and December 31, 2014, the total value of those shares would be $-0- and $12,845,480 respectively.  In accordance with Generally Accepted Accounting Principles, the Company recorded a liability for that amount on the September 30, 2015 and December 31, 2014 financial statements.

NOTE P – Subsequent Events

On October 13, 2015, the Company resolved to adopt the Employees, Directors and Consultants Stock Plan for the Year 2015.  The purpose of this Plan is to enable the Company, to promote the   interests of the Company and its stockholders by attracting and retaining employees, directors   and consultants capable of furthering the future success of the Company and by aligning their   economic interests more closely with those of the Company’s stockholders, by paying their fees   or salaries in the form of shares of the Company’s common stock.  500,000,000 shares of   common stock are registered to this plan at an offering price of $0.0001.  The Plan shall expire on January 1, 2017.

 Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Net revenue for the three months ended September 30, 2015 and 2014 was $-0- and $492, respectively.  Net income for the three months ended September 30, 2015 was $2,352,154 compared to net loss of $431,511 for the three months ended September 30, 2014.

Total operating expenses were $135,657 for the three months ended September 30, 2015 compared to $328,757 for the three months ended September 30, 2014.  The primary expenses for the three months ended September 30, 2015 were general and administrative expenses of $69,504 and interest expense of approximately $66,153 compared to general and administrative expenses of $180,604 and interest expense of approximately $148,153 for the three months ended September 30, 2014.

Total Other (Income) and Expenses were ($2,487,811) for the three months ended September 30, 2015 compared to $103,246 for the three months ended September 30, 2014.   The primary other  (income) and expense for the three months ended September 30, 2015 were gain on conversion feature of preferred shares of ($2,573,744) and loss on derivative of $85,933 compared to gain on conversion feature of preferred shares of $-0-, loss on derivative of $86,996 and loss on conversion of  $16,250 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Net revenue for the nine months ended September 30, 2015 and 2014 was $45,900 and $492, respectively.  Net income for the nine months ended September 30, 2015 was $12,304,194 compared to net loss of $1,218,812 for the nine months ended September 30, 2014.

Total operating expenses were $427,661 for the nine months ended September 30, 2015 compared to $839,277 for the nine months ended September 30, 2014.  The primary expenses for the nine months ended September 30, 2015 were general and administrative expenses of $201,285 and interest expense of approximately $226,376 compared to general and administrative expenses of $345,782 and interest expense of $493,495 for the nine months ended September 30, 2014.

Total Other (Income) and Expenses were ($12,728,995) for the nine months ended September 30, 2015 compared to $380,027 for the nine months ended September 30, 2014.   The primary other (income) and expenses for the nine months ended September 30, 2015 were gain on conversion feature of preferred shares of ($12,845,480) and loss on derivative of $116,485 compared to gain on conversion feature of preferred shares of $-0-, loss on derivative of $99,966 and loss on conversion of $280,061 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our operations used approximately $9,317 in cash for the nine months ended September 30, 2015. Investing activities used $297 for the nine months ended September 30, 2015. Cash required during the nine months ended September 30, 2015, came principally from cash proceeds from convertible notes payable of $5,000 and cash proceeds from notes payable affiliates of $4,566.

Our operations used approximately $180,050 in cash for the nine months ended September 30, 2014. Cash required during the nine months ended September 30, 2014 came principally from cash proceeds from convertible notes payable of $164,500,  cash proceeds from notes payable affiliates of $5,611 and cash proceeds from an equity purchase agreement in the amount of $10,000.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net income (loss) of $12,304,194 and $(1,218,812), respectively, for the nine months ended September 30, 2015 and 2014 and had an accumulated deficit of $ 13,829,423 as of September 30, 2015.  We have managed our liquidity during the three quarters of 2015 through the revenues and  issuance of convertible notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our disclosure controls and procedures were not effective as of September 30, 2015, primarily due to the fact that there is no effective separation of duties, which includes monitoring controls between the management.

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

Item 1A. Risk Factors

Not applicable as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures .

Not applicable.

Item 5. Other Information .

None.

Item 6. Exhibits

(a) Exhibits

31.1  Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)Reports of Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOOUM CORP.

Date:   November 17, 2015

By:/s/ William Westbrook

         William Westbrook

Its:  Chief Executive Officer and President

Date:  November 17, 2015

By:/s/ Ronald Vega

         Ronald Vega

Its:  Treasurer and Chief Financial Officer

