Form 10-K
period 2015-12-31
SoOum Corp.
filed 2016-10-11
CIK 78311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 000-07475

SOOUM CORP.
(Exact name of registrant as specified in its charter)
Minnesota	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, Suite 1800 New York, NY 10022	85940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 801-3772

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned registrant, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

i

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes [   ] No [X]

As of March 15, 2016, the aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on such date was approximately $113,400.

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of March 31, 2016 was 60,788,382.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

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

PART I

Item 1.    BUSINESS.

Corporate History

SoOum Corp. (2015 to Present), (f/k/a Swordfish Financial, Inc., (2009-2015) (f/k/a Photo Control Corporation (1959-2004) and Nature Vision, Inc. (2004-2009)) (the “Company”, “we,” or “us”) was incorporated as a Minnesota corporation on August 19, 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. Upon the merger with Swordfish Financial, Inc., a Texas corporation on August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change the Company’s name to Swordfish Financial, Inc.   On November 12, 2014, SoOum, Corp., (“SoOum”) a Delaware corporation merged into the Company and on May 2, 2015 the shareholders voted to change the Company’s name to SoOum Corp.  Our executive offices are located at P.O. Box 431, Vernon, Arizona 85940; our telephone number is (646) 801-3772; and our website is www.sooum.com.

The Company is an international commodity trading arbitrage firm, which uses its own proprietary technology to identify and exploit arbitrage opportunities.  The Company performs arbitrage on a defined supply and demand conditions creating price discrepancies of physical commodities in opposing markets.  The Company also plans to distribute trade intelligence to global subscribers in order to solve supply shortages and to bring new business to local manufacturers.  This part of the business is in the development stage.  Unlike specialized supply chains, the Company’s solutions focus on broad, real time information management, reliable trade economics, fast computing and proprietary algorithms to find surpluses and fill shortages.

The Company takes a coordinated view of the global economy seeking out predictability within the global flow of commodities and finding the Company’s strategic position within that dynamic. Then, the Company implements tactics from the ancient persistence hunt model (hereafter “PHM”) to manage a pool of projects and brings a portion of these potential transactions to closing.

Opportunity in Arbitrage Model

Commodities

The Company primarily focuses on commodities highly demanded in areas of conflict and frontier marketplaces. The Company categorizes transactions as soft commodity trades and hard commodity trades.

- Soft Commodities Trades: rice, wheat, sugar, soybeans, meats, live cattle, seafood, live seafood and other soft commodities, as intelligence indicates.

-Hard Commodities Trades: iron ore, crude oil, coal, salt, aluminum, copper, gold, silver, palladium and platinum, cement, fly ash, precious metals and other such hard commodities, as intelligence indicates.

Completion of Transactions

Closing Model

Seek out the following results:

1. Persistence over the long-run alleviates risk	2. Document accumulation creates a ratchet effect towards absolute finalization of transactions

Methodology

1. Find - Intelligence Department (based upon scouting stage of the hunt)

a. Objectives:

i.Record first hand & economic “intelligence”

ii.Pool large groups of “target” prices

iii.Match (i.) “intelligence” & (ii.) - “targets” through the company’s fast computing system (hereafter “Medee”)

2. Filter - Development Department (based upon gathering and isolating stage of the hunt)

a. Objectives:

i.Attain due diligence on all matched transactions

ii.Filter a list of the best 16 transactions

iii.Attain binding agreements for all parties

3. Close - Solutions Department (based upon killing stage of the hunt)

a. Objectives:

i.Create a closing package on best 5 transactions

ii.Inspect, deliver and submit closing package to pertinent parties

Pricing Strategy

The Company seeks a pricing that offers the average or greater earnings taken from the pool of transactions. Earnings is calculated as the arbitrage existing across national borders, geographic barriers and economic shifts resulting from political activity or force majeure.

Since the Company is not building a supply chain it believes the following:

- It carries much less facilities and labor liability.

-It chooses transactions with least capital exposure by utilizing fast computing, discovering minimum costs and maximum exit.

-Its delivered price will normally fall beneath our competitors' using less efficient methods of partnerships and cooperative pricing tactics.

Finding opposing targets and intelligence

Business Operations

Effective on the date of our merger with SoOum, November 12, 2014, the Company changed its business focus to commodities trading.

Item 1A.   RISK FACTORS.

Not applicable.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

 Item 2. PROPERTIES.

The Company does not own or lease any real estate as of December 31, 2015.

Item 3. LEGAL PROCEEDINGS.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

We had 60,788,382 shares of our common stock issued and outstanding as of March 15, 2016, which shares were held by 375 record holders.

Our common stock is currently quoted on the OTC Pink market (commonly referred to as the “pinksheets”) under the symbol “SOUM”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, for the quarters presented. Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.

Common Stock

Quarter Ended
2015	High	Low
December 31	$ 0.175	$0.0012
September 30	$ 0.100	$ 0.001
June 30	$ 0.200	$ 0.100
March 31	$ 0.500	$ 0.200
2014
December 31	$0.0001	$0.0009
September 30	$0.0002	$0.001
June 30	$0.0011	$0.0002
March 31	$.00034	$0.0011

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

Equity Compensation Plan Information

           The Company does not have any outstanding stock incentive or similar plans through which it plans to issue securities at this time.

Recent Sales Of Unregistered Securities

During the three months ended December 31, 2015, the Company had no sales of unregistered securities.

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

Results of Operations

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

Net revenues for the years ended December 31, 2015 and 2014 was $46,842 and $1,992, respectively.  Net income for the year ended December 31, 2015 was $11,023,787 compared to net loss of ($14,751,242) for the year ended December 31, 2014.

Total operating expenses were $2,003,041 for the year ended December 31, 2015 compared to $1,220,941 for the year ended December 31, 2014.  The primary expenses for the year ended December 31, 2015 were general and administrative expenses of $1,338,849,  interest expense of approximately $663,192 and compared to general and administrative expenses of $632,478,  interest expense of $588,463 for the year ended December 31, 2014.

Total Other (Income) and Expenses were ($13,022,938) for the year ended December 31, 2015 compared to $13,532,293 for the year ended December 31, 2014.   The primary other (income) and expenses for the year ended December 31, 2015 were gain on conversion feature of preferred shares of ($12,845,480) and loss on derivative of $37,878  and write-off of liabilities of $(215,336) compared to loss on conversion feature of preferred shares of $12,845,480, gain on derivative of ($86,998), impairment of goodwill of $480,000 loss on conversion of $293,811 and write off of accrued expenses of $0 for the year ended December 31, 2014.

Liquidity and Capital Resources

Our operations used approximately $45,345 in cash for the year ended December 31, 2015.

Investing activities used $297 for the year ended December 31, 2015. Cash required during the year ended December 31, 2015, came principally from cash proceeds from convertible notes payable of $41,300 and cash proceeds from notes payable affiliates of $4,379.

Our operations used approximately $180,107 in cash for the year ended December 31, 2014. Cash required during the year ended December 31, 2014, came principally from cash proceeds from debt of $164,500 and cash proceeds from equity purchase agreement of $10,000 for the year ended December 31, 2014.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net income (losses) of $11,022,787 and ($14,751,242), respectively, for the years ended December 31, 2015 and 2014 and had an accumulated deficit of $15,110,830 as of December 31, 2015.  We have managed our liquidity during the first, second and third quarters of 2015 through the issuance of convertible notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements beginning on page 17.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2015.

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

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015:

-The Company has inadequate segregation of duties within its cash disbursement control design.

-During the year ended December 31, 2015, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements.  This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name and Address	Age	Position(s)
William B. Westbrook PO Box 431 Vernon, AZ 85940	40	President and Director
Luis J. Vega 1773 Carthage Ct. Brownsville, TX 78520	49	Secretary and Director
Ronald Vega 222 Purchase Street #117 Rye, NY 10580	48	Chief Financial Officer and Director

BIOGRAPHY

The following sets forth biographical information regarding the Company’s directors:

William Westbrook

Since February, 2013 Mr. Westbrook has served as President and CEO, and as a member of the Board of Directors of SoOum. From 2008 to 2013 Mr. Westbrook served as CEO of Estmar Global, Inc. located in West Point, Utah.  Estmar Global, Inc. is an international trade company involved in the buying and selling of physical commodities. From 2008 to 2009 Mr. Westbrook served as a business and management consultant for Aspen Technologies, located in Burlington, Massachusetts.  From 2007 to 2008 Mr. Westbrook acted as the budget director for Romney for President. William Westbrook served as assistant controller of the Lennar Corporation, located in Tucson, Arizona from 2006 to 2007. In 2001 Mr. Westbrook received a Bachelor of Arts degree in Economics from Brigham Young University, located in Provo, Utah.

Ronald A. Vega

Mr. Ronald A. Vega served as a Senior Indirect Tax Manager for BP Corporation located in Houston, Texas from March, 2004 through May, 2012. From June, 2012 through February, 2014 Mr. Vega served as Vice President of Business Development for DL Trading, LLC located in Katy, Texas. DL Trading, LLC is involved in the trading of previously undeveloped duty drawback recoveries associated with the importation and exportation of specific petro chemicals, plastics and chemical products. From June, 2013 to the present Mr. Vega was employed by Stelle Innovations, LLC as Vice President of Business Development and Operations. Stelle Innovations, LLC is located in Rye, New York and it is a provider of procurement and sourcing supply chain logistic services for companies engaged in capital improvement projects. From April, 2014 to the present Mr. Vega has served as the Chief Financial Officer and a Director of SoOum Corporation.  In 1991, Mr. Vega received a BBA degree in Accounting from the University of Texas-Pan American located in Edinburgh, Texas. In May, 2000 Mr. Vega received a Juris Doctorate Degree from Indiana University School of Law, located in Indianapolis, Indiana.

Luis J. Vega

Mr. Luis J. Vega served in the United States Army from 1985 to 2005 as a Nuclear Biological Chemical Warfare Specialist Senior Procurement and Operations manager. From June 2005 to October 2007 Mr. Vega was an employee of SMI GMS at Fort Polk, LA as Senior Logistics Manager assisting deploying military units. From 2007 to August 2009 Mr. Vega was Business Development Manager of Estmar Global. From August, 2009 to October, 2010 Mr. Vega was a Civil Service Employee for the Department of Defense (DOD) and with Cubic Defense Applications located in Ft. Irwin, California, where he was in charge of Middle East, Europe and Asia operations. Cubic Defense Applications is a DOD contractor, and Mr. Vega served as a Training Analyst there. From December, 2010 to August, 2011 Mr. Vega was also employed by ConsultNet which is located in Salt Lake City, Utah. ConsultNet is a staffing and recruiting business, and Mr. Vega served as a recruiter. From 2014, to the present Mr. Vega has served as Chief Operations Officer and a member of the Board of Directors of SoOum. Mr. Vega received a Bachelor of Science degree in Health and Administration from the University of Phoenix in 2011. The University of Phoenix is located in Phoenix, Arizona. In December 2014, he received his Master’s Degree in Health Administration from the University of Phoenix, located in Salt Lake City, Utah.

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does the Company have a written nominating, compensation or audit committee charter. The Board of Directors believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the directors.

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

Board Meetings and Annual Meeting

During the fiscal year ended December 31, 2015, our Board of Directors held four formal meetings.  We did not hold an annual meeting in 2014.  All of our directors attended at least 75% of the meetings of the Board of Directors.

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

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment to the Board.

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the last two fiscal years by our executive officers.

SUMMARY COMPENSATION TABLE*

Name and Principal Position	Year	Salary (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (2)
William Westbrook President, CEO and Director	2015 2014	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-
Luis Vega Secretary and Director	2015 2014	$-0- $-0-	$-0- $-0-	$3,500 $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$3,500 $-0-
Ronald Vega Chief Financial Officer and Director	2015 2014	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

          *   No executive employees received any Bonus, Option Awards, Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)

Since the time of the merger with SoOum on November 12, 2014 and the election of new officers and directors, no compensation was paid to the executive officers of the Company during fiscal years 2014 and 2015.

Employment Agreements

The Company has no employment contracts.  There are no compensation plans or arrangements, including payments to be made by us with respect to our officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for compensation to be paid to our directors, officers, employees or consultants that would result from a change-in-control.

Stock Options

The Company had no stock options outstanding at December 31, 2015.

Board of Director Compensation

Our executive directors did not receive any compensation, for their service as Directors of the Company for the years ended December 31, 2015 and 2014.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2016 with respect to the beneficial ownership of our common stock, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company (based solely on the Company’s record shareholders list as of March 15, 2016, and Schedule 13D’s and Section 16 reports filed with the SEC), (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Shares of Series D Preferred Stock Beneficial Owned (1) (2)
	Number	Number	Percent
William Westbrook PO Box 431 Vernon, AZ 85940	0	1,575,000	49.1
Ronald A. Vega 222 Purchase Street #117 Rye, NY 10580	0	100,000	3.1
Luis J. Vega 1773 Carthage Ct. Brownsville, TX 78520	35,000,000	870,000	27.1
All Officers and Directors as a Group (3 persons)	35,000,000	2,545,000	79.4

(1)   As of March 31, 2016, applicable percentage ownership is based on 3,205,788,382 voting and conversion rights outstanding consisting of 60,788,382 shares of common stock and 3,145,000 shares of Series D Preferred stock.

(2)  Each share of Series D Preferred stock is convertible into one thousand shares of common stock and grants the holder 1,000 votes.

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2015 and written representations that no other reports were required, the Company does not believe that any persons required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

Item 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of related party transactions, with our executive officers, directors and significant stockholders.  We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our directors will continue to approve any related party transaction.

Director Independence

We do not have an audit, compensation or nominating committee, but our entire Board of Directors acts in such capacities.  Although our directors are not considered as “independent directors” pursuant to the provisions of Item 407(a) of Regulation S-K, we believe that the members of our Board of Directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The Board of Directors of our Company does not believe that it is necessary to have an audit committee, because we believe that the functions of an audit committee can be adequately performed by the Board of Directors.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stage of our development.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Swordfish Financial Independent Public Accountant’s Fees

The following table presents fees for professional services rendered by John Scrudato, CPA for the audit of the Company’s financial statements for the years ended December 31, 2014 and 2015:

	2015	2014
Audit Fees	$5,500.00	$0
Audit Related Fees	$5,500.00	$0
Tax Fees	$ 0	$0
All Other Fees	$ 0	$0
Total	$5,500.00	$ 0

Audit Fees were for professional services for auditing and reviewing the Company’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Pre-Approval Policy for Services of SoOum Financial Independent Auditors

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

Financial Statements:

17

Balance Sheets

18

Statements Of Operations

19

Statements Of Stockholders' Deficits

20

Statements Of Cash Flows

21

Notes to  Financial Statements

22

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

Date:   October 05, 2016

By /s/ William Westbrook

William Westbrook

Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Willaim Westbrook William Westbrook	President, Chief Executive Officer and Director (Principal Executive Officer)	October 05, 2016
/s/ Ronald Vega Ronald Vega	Treasurer, Chief Financial Officer and Director (Principal Financial/Accounting Officer)	October 05, 2016

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K dated September 7, 2004).

3.2	Amended of Articles of Incorporation Changing the Company’s Name to Swordfish Financial, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed September 4, 2009).
3.3

Amendment of Articles of Incorporation – Increasing Authorized Shares of Common Stock to 500,000,000 shares and Preferred Stock to 50,000,000 shares (filed as Exhibit 3.1 to Registrant’s Report on Form 8-K dated November 12, 2010).

3.4	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Report on Form 8-K dated September 7, 2004).
3.5

Amended and Restated Articles of Incorporation  changing the Company’s name to SoOum Corp. and initiating a 1,000 to 1 reverse stock split.  (previously filed as an exhibit to the Registrant’s Information Statement dated August 12, 2015).

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

FINANCIAL STATEMENTS

SOOUM CORP.

New York, New York

FINANCIAL REPORTS
AT
DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SoOum Holdings, Corp.

We have audited the accompanying balance sheets of SoOum Holdings, Corp. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoOum Holdings, Corp. at December 31, 2015 and 2014, and the results of their operations and their cash flows for the the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SoOum Holdings, Corp. will continue as a going concern. As more fully described in Note D, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note D. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
September 27, 2016

7 Valley View Drive Califon, New Jersey 07830 (908)534-0008

Registered Public Company Accounting Oversight Board Firm

SoOum Corp.
New York, New York

CONSOLIDATED BALANCE SHEETS

December 31,	2015	2014

ASSETS
Cash and Cash Equivalents	$ 41	$ 4
Note Receivable - Related Party	297	—

Total Assets	$ 338	$ 4

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Term Notes Payable	$ 441,421	$ 441,421
Notes Payable - Affiliates	1,102,785	1,100,611
Judgements Payable	1,138,264	1,102,510
Convertible Notes Payable, net of discounts of $5,371 and $24,291	120,187	75,189
Derivative Liability	256,273	168,248
Deferred Retirement Benefits	438,782	438,782
Accounts Payable	844,542	822,182
Advances from Shareholders	149,185	149,185
Accrued Expenses	2,866,180	15,486,885

Total Liabilities	7,357,619	19,785,013

Stockholders' Deficit
Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized,
60,788,382 and 4,440,961 Issued and Outstanding, Respectively	6,079	444
Preferred Stock: $0.0001 Par; 200,000,000 Shares Authorized, 25,000,000
Issued and Outstanding, Respectively	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized, 9,100,000 and
-0-, Issued and Outstanding, Respectively	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized, 1,690,000
Issued and Outstanding, Respectively	169	169
Stock Subscriptions Payable	—	10,000
Additional Paid-In-Capital	7,743,891	6,334,585
Accumulated Deficit	(15,110,830)	(26,133,617)

Total Stockholders' Deficit	(7,357,281)	(19,785,009)

Total Liabilities and Stockholders' Deficit	$ 338	$ 4

The accompanying notes are an integral part of these financial statements

SoOum Corp.
New York, New York

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2015	2014

Sales	$ 46,842	$ 1,992

Cost of Sales	43,952	—

Gross Profit	2,890	1,992

Expenses
General and Administrative	1,339,849	632,478
Interest Expense	663,192	588,463

Total Expenses	2,003,041	1,220,941

Other (Income) and Expenses
(Gain) Loss on Conversion Feature of Preferred Shares	(12,845,480)	12,845,480
(Gain) Loss on Derivative	37,878	(86,998)
Impairment of Goodwill	—	480,000
Loss on Conversion	—	293,811
Write Off of Liabilities	(215,336)	—

Total Other (Income) and Expenses	(13,022,938)	13,532,293

Income (Loss) from Operations Before
Provision for Taxes	11,022,787	(14,751,242)

Provision for Taxes	—	—

Net Income (Loss)	$ 11,022,787	$ (14,751,242)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,983,378	2,088,203

Net Income (Loss) Per Common Share - Basic and Diluted	$ 1.00	$ (7.06)

The accompanying notes are an integral part of these financial statements

SoOum Corp.
New York, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2015	2014

Cash Flows from Operating Activities

Net Loss	$ 11,022,787	$ (14,751,242)

Non-Cash Adjustments:
Amortization of Debt Discount	404,041	311,864
(Gain) Loss on Derivative	37,878	(86,998)
Impairment of Goodwill	—	480,000
Interest on CNP paid with Stock	2,539	4,015
Common Stock Issued in Exchange for Services Rendered	1,050,000	288,245
Loss on Conversion	—	293,811
Write off of Accrued Expenses	(215,336)	—
Write off of Note Payable	—	(15,700)
Changes in Assets and Liabilities:	—
Accounts Payable	22,361	—
Judgements Payable	35,754	35,755
Accrued Expenses	(12,405,369)	13,260,143

Net Cash Flows Used In Operating Activities	(45,345)	(180,107)

Cash Flows from Investing Activities
Cash Proceeds - Note Receivable Related Party	$ (297)	$ —

Cash Flows from Financing Activities
Cash Receipts from Equity Purchase Agreement	—	10,000
Cash Proceeds from Notes Payable Affiliates	4,379	5,611
Proceeds from Convertible Notes Payable	41,300	164,500

Net Cash Flows Used In Financing Activities	45,679	180,111

Net Change in Cash and Cash Equivalents	37	4

Cash and Cash Equivalents - Beginning of Year	4	—

Cash and Cash Equivalents - End of Year	$ 41	$ 4

Cash Paid During the Year for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Preferred Stock	$ —	$ 2,500
Common Stock Exchanged for Debt	$ 25,222	$ 152,501
Assignment of Notes Payable Affiliates	$ —	$ 155,000

The accompanying notes are an integral part of these financial statements

SoOum Corp.
New York, New York

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

	Common Stock		Preferred Stock		Preferred Stock - Class B		Preferred Stock - Class C		Stock	Additional		Total
	$ .0001 Par		$ .0001 Par		$ .0001 Par		$ .0001 Par		Subscriptions	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance - January 1, 2014	843,410	84	—	—	—	—	—	—	—	4,691,796	(11,382,375)	(6,690,495)

Preferred Stock Issued in Merger	—	—	25,000,000	2,500	9,100,000	910	1,690,000	169	—	478,921	—	482,500

Common Stock Issued in Exchange for Services	459,033	46	—	—	—	—	—	—	—	285,199	—	285,245

Common Stock Issued for Note Payable Conversions	3,138,517	314	—	—	—	—	—	—	—	345,679	—	345,993

Stock Subscription Issuance	—	—	—	—	—	—	—	—	10,000	—	—	10,000

Discount on Convertible Note Payable	—	—	—	—	—	—	—	—	—	(25,290)	—	(25,290)

Settlements of Derivative Liabilities	—	—	—	—	—	—	—	—	—	558,280	—	558,280

Net Loss	—	—	—	—	—	—	—	—	—	—	(14,751,242)	(14,751,242)

Balance - December 31, 2014	4,440,961	444	25,000,000	2,500	9,100,000	910	1,690,000	169	10,000	6,334,585	(26,133,617)	$ (19,785,009)

Common Stock Issued in Exchange for Services	35,000,000	3,500	—	—	—	—	—	—	—	1,046,500	—	1,050,000

Common Stock Issued to Relieve Accrued Expenses	2,000,000	200	—	—	—	—	—	—	—	(200)	—	—

Common Stock Issued for Note Payable Conversions	19,347,422	1,935	—	—	—	—	—	—	—	25,826	—	27,761

Convertible Note Payable Issued for Stock Subscription Payable	—	—	—	—	—	—	—	—	(10,000)	—	—	(10,000)

Settlements of Derivative Liabilities	—	—	—	—	—	—	—	—	—	334,974	—	334,974

Notes Payable Affiliates Forgiven by Officers	—	—	—	—	—	—	—	—	—	2,206	—	2,206

Net Income	—	—	—	—	—	—	—	—	—	—	11,022,787	$ 11,022,787

Balance - December 31, 2015	60,788,382	$ 6,079	25,000,000	$ 2,500	9,100,000	$ 910	1,690,000	$ 169	$ —	$ 7,743,891	$ (15,110,830)	$ (7,357,281)

The accompanying notes are an integral part of these financial statements

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company

The Company “SoOum Corp.”, formerly known as Swordfish Financial, Inc., (a Texas Corporation) (the “Company”), acquired 80% of the outstanding common stock of Nature Vision, Inc. pursuant to a stock acquisition/merger agreement on August 14, 2009.  Based a on a review of these factors, the August 2009 stock acquisition agreement with Swordfish Financial, Inc., the merger was accounted for as a reverse acquisition (i.e. Nature Vision, Inc. was considered as the acquired company and Swordfish Financial, Inc., was considered as the acquiring company).  As a result, Nature Vision, Inc.’s assets and liabilities as of August 14, 2009, the date of the Merger closing, have been incorporated into Swordfish’s balance sheet based on the fair values of the net assets acquired.  Further, the Company’s operating results (post-Merger) include Swordfish Financial, Inc., operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Also as a result of the merger the Company changed its name from Nature Vision to Swordfish Financial, Inc.

On September 23, 2014 the Company entered into a Securities Purchase Agreement with 100% of the common stock shareholders (the “Sellers”) of SoOum Corp.  Upon the closing of the transaction on November 10, 2014, SoOum Corp. shareholders transferred all of their outstanding shares of common stock to SoOum Holdings, Inc., a wholly owned subsidiary of Swordfish.  In consideration, Swordfish issued 9,100,000 shares of its Class B Preferred stock and 1,690,000 shares of its Class C preferred Stock.  The Class B Preferred Stock is convertible at the rate of 1 common shares to 1.  The Class C Preferred Stock is convertible at the rate of 10 common shares to 1.  Class B and Class C have voting rights of 1,000 to 1 per share. Also as a result of the merger the Company changed its name from Swordfish Financial, Inc., to SoOum Corp.

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

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company – continued

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

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – Summary of Significant Accounting Policies – continued

 Income Taxes

The Company evaluates all significant tax positions as required by accounting principles    generally accepted in the United States of America.  As of December 31, 2015, the            Company does not believe that it has taken any positions that would require the recording  of any additional tax liability nor does it believe that there are any unrealized tax benefits    that would either increase or decrease within the next year.  It is the Company’s policy to   recognize any interest and penalties in the provision for taxes.

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

SOOUM CORP.

New York, New York

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

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

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

NOTE E – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit at December 31, 2015.

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

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable

As of December 31, 2015, the Company has outstanding eight (8) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 10% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company.  Conversion prices vary based on the agreements and have various discount rates and terms. Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

The conversion rights embedded in the Notes are accounted for as derivative financial instruments because of the down round feature of the conversion price.  The beneficial conversion feature was valued at the date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions:  risk free interest rates ranging from .07% to .45%, contractual expected life of six (6) to twelve (12) months, expected volatility of 185% to 931%, calculated using the historical closing price of the company’s common stock, and dividend yield of zero, resulting in fair market value.

   The Company had convertible debentures outstanding as follows:

December 31, 2015	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
February 28, 2014 – Debenture	8,410	––	8,410
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
October 05, 2015 - Debenture	3,500	––	3,500
October 21, 2015 - Debenture	6,275	––	6,275
November 23, 2015 - Debenture	10,988	––	10,988
December 3, 2015 - Debenture	13,000	(5,371)	7,629

Total Convertible Debentures	$ 125,558	$ (5,371)	$ 120,187

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable - continued

December 31, 2014	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	––	$ 7,150
February 28, 2014 – Debenture	13,910	(2,063)	11,847
April 2, 2014 – Debenture	20,000	(6,000)	14,000
June 18, 2014 – Settlement Agreement	58,420	(16,228)	42,192

Total Convertible Debentures	$ 99,480	(24,291)	$ 75,189

NOTE H – Accrued Expenses

   Accrued Expenses consisted of the following at December 31, 2015 and 2014:

December 31,	2015	2014

Consulting Fees	$ 765,379	$ 765,379
Commissions	––	71,033
Conversion of Preferred Stock	––	12,845,480
Interest	1,639,949	1,421,091
Miscellaneous	460,852	239,599
Royalties	––	144,303

Total Accrued Expenses	$ 2,866,180	$ 15,486,885

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – Stockholders’ Equity

Preferred Stock

 On August 12, 2015 the Company approved an increase of their preferred shares from 50,000,000 to 200,000,000. The Company is authorized to issue up to 200,000,000 shares of preferred stock, $0.0001 par value (“Preferred Stock”), which is convertible to common at .01 to 1.  The Board of Directors authorized to fix the designations, rights, preferences, powers and limitations of each series of Preferred Stock.  The Company’s prior CEO, Clark Ortiz currently holds 25,000,000 shares of the Company’s preferred stock.

On September 26, 2014 the Board of Directors authorized an amendment to the articles of incorporation to authorize 10,000,000 shares each preferred stock class B and class C.  These shares have a $.0001 par value, have voting rights of 1,000 to 1 and are convertible to common at 1 to 1 and 10 to 1 respectively.

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

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – Stockholders’ Equity - continued

   Common Stock

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

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at December 31, 2015 and 2014 are $1,138,264 and $1,102,510, respectively.

NOTE K – Related Party Transactions

The Company has borrowed $1,100,611 from a former member of the Board of Directors and two (2) related parties. The related party notes total to $5,611.  Two of the notes from the former Board of Directors total to $1,045,000 and are unsecured.  The third note in the amount of $50,000 is secured by a second lien on the Company’s assets.  The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,293,114 of accrued interest in accrued expenses at December 31, 2015.

Payments of Company expenses have been made by current members of the board of directors in the amount of $4,255 through December 31, 2015 of which $2,174 is included in notes payable affiliates.  Payments in the amount of $2,081 have been forgiven by the members and are included in additional paid in capital at December 31, 2015.

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

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L –  Fair Value – continued

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

The following liabilities were valued at fair value as of December 31, 2015 and 2014. No other items were valued at fair value on a recurring or non-recurring basis as of December 31, 2015 and 2014.

December 31, 2015		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 256,273	$ 256,273

Total		$ ––	$ ––	$ 256,273	$ 256,273

December 31, 2014		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 168,248	$ 168,248

Total		$ ––	$ ––	$ 168,248	$ 168,248

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

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – Merger - continued

Years Ended	12/31/2014	12/31/2013

Sales	$ 40,472	$ -0-
Earnings Attributable to Swordfish Financial, Inc.	(14,710,770)	(669,988)
Basic Earnings Per Share Available to Common Shareholders	0.00	0.00
Earnings Per Share Assuming Dilution Available to Common Shareholders	0.00	0.00

NOTE N – Impairment of Goodwill

At December 31, 2014 the Company evaluated the balance of goodwill and determined that it had a value of $-0-.  The Company therefore impaired goodwill in the amount of $480,000 at December 31, 2014.

NOTE O – Liability for Conversion Feature of Preferred Shares

Upon the issuance of the Series B Preferred and the Series C Preferred for the SoOum Corp acquisition, the owners of these securities were entitled to receive in total 80% of the common stock of the Company upon full conversion.  Assuming full conversion at a fixed conversion ratio, based on the common shares outstanding at December 31, 2014, there would be 26,250,000,000 shares common that would be converted, which is 25,690,960,686 more shares than the current authorized amount.  Based on the stock price at December 31, 2014, $.0005, the total value of those shares would be $12,845,480.  In accordance with Generally Accepted Accounting Principles, the Company recorded a liability for that amount on the financial statements. During the year ended December 31, 2015, the liability was reduced to $-0- as the reversal of produced enough stock to avoid a conversion deficiency.

NOTE P – Subsequent Events

On August 25, 2016 the Company entered into an exchange agreement with Western Grade, LLC.  Under the terms of the exchange agreement, Western Grade members will exchange their ownership interest for 420,000,000 shares of the common stock of the Company, which represents 42% ownership in the Company.  Western Grade will therefore be a wholly owned subsidiary of the Company.