Form 10-Q
period 2016-03-31
SoOum Corp.
filed 2016-10-11
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(646) 801-3772

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    [  ] Yes  [ X  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated Filer [ ]     Non-Accelerated Filer [ ]    Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]  Yes [X]  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of March 31, 2016 was approximately 60,788,382

1

PART I - FINANCIAL INFORMATION

Item 1:

Financial Statements

3

Consolidated Balance Sheets – March 31, 2016 (Unaudited) and December 31, 2015

                3

Unaudited Consolidated Statements of Operations – Three Months Ended March 31, 2016 and

4

2015

Unaudited Consolidated Statements of Cash Flows – Three Months Ended March 31, 2016

and 2015 (Unaudited)

5

Notes to Unaudited Consolidated Financial Statements

6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3:

Quantitative and Qualitative Disclosures About Market Risks

13

Item 4:

Controls and Procedures

14

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

14

Item 1A:

 Risk Factors

14

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3:

Defaults Upon Senior Securities

14

Item 4:

Mine Safety Disclosures

14

Item 5:

Other Information

15

Item 6:

Exhibits

15

Signatures

16

Item 1:  Financial Statements

SOOUM CORP.

New York, New York

FINANCIAL REPORTS
AT
MARCH 31, 2016

SOOUM CORP.

New York, New York

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets at March 31, 2016 and December 31, 2015                                                                                                                                                                                                                                                    3

Unaudited Consolidated Statements of Operations for the Three Ended March 31, 2016 and 2015                                                                                                                                                                                                                                                    4

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015

                                                                                                                                                                                                                                                    5

Notes to Unaudited Consolidated Financial Statements                                                                                                                                             6- 12

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015

ASSETS
Cash and Cash Equivalents	$ 834	$ 41
Note Receivable - Related Party	—	297

Total Assets	$ 834	$ 338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Term Notes Payable	$ —	$ 441,421
Notes Payable - Affiliates	1,103,320	1,102,785
Judgements Payable	1,147,203	1,138,264
Convertible Notes Payable, Net of Discounts of $2,218 and $5,371, respectively	123,340	120,187
Derivative Liability	229,545	256,273
Deferred Retirement Benefits	—	438,782
Accounts Payable	22,360	844,542
Advances from Shareholders	—	149,185
Accrued Expenses	1,764,658	2,866,180

Total Liabilities	4,390,426	7,357,619

Stockholders' Deficit
Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized,
60,788,382 Issued and Outstanding	6,079	6,079
Preferred Stock: $0.0001 Par; 50,000,000 Shares Authorized,
25,000,000 Issued and Outstanding	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized,
9,100,000 Issued and Outstanding	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,
1,690,000 Issued and Outstanding	169	169
Additional Paid-In-Capital	7,743,891	7,743,891
Accumulated Deficit	(12,143,141)	(15,110,830)

Total Stockholders' Deficit	(4,389,592)	(7,357,281)

Total Liabilities and Stockholders' Deficit	$ 834	$ 338

The accompanying notes are an integral part of these financial statements

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,	2016	2015

Sales	$ 2,660	$ 45,900

Cost of Sales	125	33,860

Gross Profit	2,535	12,040

Expenses
General and Administrative	55,506	83,493
Interest Expense	53,154	88,083

Total Expenses	108,660	171,576

Other (Income) and Expenses
Gain on Conversion Feature of Preferred Shares	—	(7,697,992)
(Gain) Loss on Derivative	(26,728)	30,672
Write Off of Liabilities	(3,047,086)	—

Total Other (Income) and Expenses	(3,073,814)	(7,667,320)

Income from Operations Before
Provision for Taxes	2,967,689	7,507,784

Provision for Taxes	—	—

Net Income for the Period	$ 2,967,689	$ 7,507,784

Weighted Average Number of Common Shares OutstandingBasic and Diluted	60,788,382	4,476,077

Net Income for the Period Per Common Share - Basic and Diluted	$ 0.05	$ 1.68

The accompanying notes are an integral part of these financial statements

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2016	2015

Cash Flows from Operating Activities

Net Income for the Period	$ 2,967,689	$ 7,507,784

Non-Cash Adjustments:
Amortization of Debt Discount	3,153	24,291
(Gain) Loss on Derivative	(26,728)	30,672
Gain on Conversion Feature of Preferred Stock	—	(7,697,992)
Interest on Convertible Notes paid with Stock	—	139
Write off of Liabilities	(3,047,086)	—
Changes in Assets and Liabilities:
Accounts Receivable	—	(34,400)
Judgements Payable	8,939	8,938
Accounts Payable	—	22,362
Accrued Expenses	93,994	136,977

Net Cash Flows Used In Operating Activities	(39)	(1,229)

Cash Flows from Investing Activities
Cash Proceeds - Note Receivable Related Party	297	—

Cash Flows from Financing Activities
Bank Overdraft	—	44
Cash Proceeds from Notes Payable Affiliates	535	1,181

Net Cash Flows Used In Financing Activities	535	1,225

Net Change in Cash and Cash Equivalents	793	(4)

Cash and Cash Equivalents - Beginning of Period	41	4

Cash and Cash Equivalents - End of Period	$ 834	$ —

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Exchanged for Debt	$ —	$ 2,185

The accompanying notes are an integral part of these financial statements

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

The condensed consolidated financial statements of SoOum Corp. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-K, and other reports filed with the SEC.

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

NOTE C – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – Acquisition – iPoint Television

On January 15, 2014, the Company completed the acquisition of 90% of the issued and outstanding membership interest of iPoint.  Pursuant to the Securities and Exchange Agreement the Company issued Clark Ortiz, the Company’s CEO and Chairman, 25,000,000 shares of Swordfish’s Series A Preferred Stock, which has voting rights equal to 100 shares of the Company’s common stock and is convertible into the Company’s common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock.  In addition to issuance of the Series A Preferred Stock, the Company agreed as part of the purchase price to issue 50,000,000 shares of its common stock to Mr. Ortiz.  At the date of the transaction, the Company didn’t have any authorized and unissued shares available to issue to Mr. Ortiz, however in order to close the transaction, Mr. Ortiz agreed to close the transaction pending the Company increasing the authorized shares of common stock, which the Company did on March 25, 2014.  As a result of the transaction, the Company owns 90% of issued and outstanding membership interests in iPoint Television LLC and is therefore a majority owned subsidiary of the Company and the Company will be able to report the results of iPoint on a consolidated basis in the Company’s financial statements.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device.  iPoint is a full service Internet Protocol Television (IPTV), media entertainment company which develops applications for mobile and TV smart devices. As an acquisition of common control we are recording the assets acquired at their cost which is $0. The Company incurred $2,500 of acquisition expense which was expensed. iPoint did not have any results from operations from the date of acquisition through March 31, 2016.

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of at March 31, 2016.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE F – Term Notes Payable

 The Company is in default on all of the following unsecured term notes payable.

	March 31,	December 31,
	2016	2015
Jeff Zernov (Former Chief Executive Officer)
Payable August 17, 2010 at 15% Interest.	$ ––	$ 290,000

Castaic
Installment note payable annually at $17,171 including interest at 8.0% from January 2009 through January 2011.	––	30,620

Installment note payable monthly at $1,175 including interest at 8.0% from February 2008 through January 2011.	––	20,246

Innovative Outdoors
Installment note payable monthly at $4,632 including interest at 7.0% from August 2008 through July 2011.	––	100,555

Total Notes Payable	$ ––	$ 441,421

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable

 As of March 31, 2016, the Company has outstanding eight (8) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 10% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company.  Conversion prices vary based on the agreements and have various discount rates and terms. Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

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

   The Company had convertible debentures outstanding as follows:

March 31, 2016	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
February 28, 2014 – Debenture	8,410	––	8,410
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
October 05, 2015 - Debenture	3,500	––	3,500
October 21, 2015 - Debenture	6,275	––	6,275
November 23, 2015 - Debenture	10,988	––	10,988
December 3, 2015 - Debenture	13,000	(2,218)	10,782

Total Convertible Debentures	$ 125,558	$ (2,218)	$ 123,340

9

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable - continued

December 31, 2015	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
February 28, 2014 – Debenture	8,410	––	8,410
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
October 05, 2015 - Debenture	3,500	––	3,500
October 21, 2015 - Debenture	6,275	––	6,275
November 23, 2015 - Debenture	10,988	––	10,988
December 3, 2015 - Debenture	13,000	(5,371)	7,629

Total Convertible Debentures	$ 125,558	$ (5,371)	$ 120,187

NOTE H – Accrued Expenses

   Accrued Expenses consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Consulting Fees	$ ––	$ 765,379
Interest	1,261,327	1,639,949
Miscellaneous	503,331	460,852

Total Accrued Expenses	$1,764,658	$ 2,866,180

NOTE I – Stockholders’ Equity

   Preferred Stock

 On August 12, 2015, the Company approved a reverse stock split of their common stock at 1,000 shares to 1.  In conjunction with this reverse, the rate at which preferred stock is convertible to common was also impacted by the same 1,000 rate. The new conversion rates are reflected above.

10

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

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at March 31, 2016 and December 31, 2015 are $1,147,203 and $1,138,264 respectively.

NOTE K – Related Party Transactions

The Company has borrowed $1,103,320 from a former member of the Board of Directors and four (4) related parties. The related party notes total to $8,319.  Two of the notes from the former Board of Directors total to $1,045,000 and are unsecured.  The third note in the amount of $50,000 is secured by a second lien on the Company’s assets.  The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,347,828 of accrued interest in accrued expenses at March 31, 2016.

Payments of Company expenses have been made by current members of the board of directors $2,708 is included in notes payable affiliates.

11

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

The following liabilities were valued at fair value as of March 31, 2016 and December 31, 2015. No other items were valued at fair value on a recurring or non-recurring basis as of March 31, 2016 and December 31, 2015.

March 31, 2016		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 229,545	$ 229,545

Total		$ ––	$ ––	$ 229,545	$ 229,545

December 31, 2015		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 256,273	$ 256,273

Total		$ ––	$ ––	$ 256,273	$ 256,273

NOTE M – Subsequent Events

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

Net revenues for the three months ended March 31, 2016 and 2015 was $2,660 and $45,900 respectively.  Cost of goods sold were $125 and $33,860 for the three months ended March 31, 2016 and 2015, respectively.  Net income for the three months ended March 31 2016 was $2,967,689 compared to net income of $7,507,784 for the three months ended March 31, 2015.

Total operating expenses were $108,660 for the three months ended March 31, 2016 compared to $171,576 for the three months ended March 31, 2015.  The primary expenses for the three months ended March 31, 2016 were general and administrative expenses of $55,506 and interest expense of $53,154.  The primary expenses for the three months ended March 31, 2015 were general and administrative expenses of $83,493 and interest expense of $88,083.

Other income of $3,073,814 for the three months ended March 31, 2016 consisted of gain on derivatives of $26,728 and write off of liabilities of $3,047,086.   Other income of $7,667,320 for the three months ended March 31, 2015 consisted of gain on conversion of preferred stock of $7,697,992 and loss on derivatives of $30,672.

Liquidity and Capital Resources

Our operations used approximately $39 in cash for the three months ended March 31, 2016. Cash required during the three months ended March 31, 2016, came principally from cash proceeds from notes payable affiliates of $535.

Our operations used approximately $1,229 in cash for the three months ended March 31, 2015. Cash required during the three months ended March 31, 2015 came principally from cash proceeds from notes payable affiliates of $1,181.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net income of $2,967,689 and $7,507,784 respectively, for the three months ended March 31, 2016 and 2015 and had an accumulated deficit of $12,143,141 as of March 31, 2016.  We have managed our liquidity during the first quarters of 2016 through the issuance of notes payable to affiliates.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4:   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on orm 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our disclosure controls and procedures were not effective as of March 31, 2016, primarily due to the fact that there is no effective separation of duties, which includes monitoring controls between the management.

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

101 XBRL Extension Exhibits

(b) Reports of Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOOUM CORP.

Date: October 5, 2016

By:/s/ William Westbrook

           William Westbrook

Its:  Chief Executive Officer and President

Date: October 5, 2016

By: /s/ Ronald Vega

             Ronald Vega

Its:  Treasurer and Chief Financial Officer

16