Form 10-Q
period 2016-06-30
SoOum Corp.
filed 2016-10-11
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of June 30, 2016 was approximately 68,817,927

PART I - FINANCIAL INFORMATION

Item 1:

Financial Statements

4

Unaudited Consolidated Balance Sheets – June 30, 2016 (Unaudited) and December 31, 2015

4

Unaudited Consolidated Statements of Operations – Six Months Ended June 30, 2016 and 2015

5

Unaudited Consolidated Statements of Cash Flows – Six Months Ended June 30, 2016 and 2015

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

 Risk Factors

14

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3:

Defaults Upon Senior Securities

15

Item 4:

Mine Safety Disclosures

15

Item 5:

Other Information

15

Item 6:

Exhibits

16

Signatures

16

Item 1:  Financial Statements

SOOUM CORP.

New York, New York

FINANCIAL REPORTS
AT
JUNE 30, 2016

SOOUM CORP.

New York, New York

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets at June 30, 2016 and December 31, 2015                                                                                                                                                                                                                                                     4

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended   June 30, 2016 and 2015                                                                                                                                                                                                                                                      5

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015

                                                                                                                                                                                                                                                     6

Notes to Unaudited Consolidated Financial Statements                                                                                                                                             7- 12

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015

ASSETS
Cash and Cash Equivalents	$ 7	$ 41
Prepaid Expenses	5,516	—
Note Receivable - Related Party	—	297

Total Assets	$ 5,523	$ 338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Term Notes Payable	$ —	$ 441,421
Notes Payable - Affiliates	11,552	1,102,785
Judgements Payable	—	1,138,264
Convertible Notes Payable, Net of Discounts of $-0- and $5,371, respectively	124,225	120,187
Derivative Liability	257,899	256,273
Deferred Retirement Benefits	—	438,782
Accounts Payable	22,359	844,542
Advances from Shareholders	—	149,185
Accrued Expenses	553,405	2,866,180

Total Liabilities	969,440	7,357,619

Stockholders' Deficit
Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized,
68,817,927 and 60,788,382 Issued and Outstanding, Respectively	6,882	6,079
Preferred Stock: $0.0001 Par; 50,000,000 Shares Authorized,
25,000,000 Issued and Outstanding, Respectively	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized,
9,100,000 Issued and Outstanding, Respectively	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,
1,690,000 Issued and Outstanding, Respectively	169	169
Additional Paid-In-Capital	7,745,373	7,743,891
Accumulated Deficit	(8,719,751)	(15,110,830)

Total Stockholders' Deficit	(963,917)	(7,357,281)

Total Liabilities and Stockholders' Deficit	$ 5,523	$ 338

The accompanying notes are an integral part of these financial statements

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales	$ 427	$ —	$ 3,087	$ 45,900

Cost of Sales	312	9,180	437	43,040

Gross Profit	115	(9,180)	2,650	2,860

Expenses
General and Administrative	58,231	48,288	113,737	131,781
Interest Expense	2,218	72,140	55,372	160,223

Total Expenses	60,449	120,428	169,109	292,004

Other (Income) and Expenses
Gain on Conversion Feature of Preferred Shares	—	(2,573,744)	—	(10,271,736)
(Gain) Loss on Derivative	19,806	(120)	(6,922)	30,552
Write Off of Liabilities	(3,503,530)	—	(6,550,616)	—

Total Other (Income) and Expenses	$ (3,483,724)	$ (2,573,864)	$ (6,557,538)	$ (10,241,184)

Income from Operations Before
Provision for Taxes	3,423,390	2,444,256	6,391,079	9,952,040

Provision for Taxes	—	—	—	—

Net Income for the Period	$ 3,423,390	$ 2,444,256	$ 6,391,079	$ 9,952,040

Weighted Average Number of Common Shares Outstanding -Basic and Diluted	63,909,685	4,487,438	62,349,034	4,481,789

Net (Income) Loss for the Period Per Common Share - Basic and Diluted	$ 0.05	$ 0.54	$ 0.10	$ 2.22

The accompanying notes are an integral part of these financial statements

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2016	2015

Cash Flows from Operating Activities

Net Income for the Period	$ 6,391,079	$ 9,952,040

Non-Cash Adjustments:
Amortization of Debt Discount	5,371	30,778
(Gain) Loss on Derivative	(6,922)	30,552
Gain on Conversion Feature of Preferred Stock	—	(10,271,736)
Interest on Convertible Notes Paid with Stock	—	139
Common Stock Issued in Exchange for Services Rendered	3,984	—
Write Off of Liabilities	(6,550,616)	—
Changes in Assets and Liabilities:
Judgements Payable	8,939	17,877
Accounts Payable	—	22,485
Accrued Expenses	144,067	224,060

Net Cash Flows Used In Operating Activities	(4,098)	6,195

Cash Flows from Investing Activities
Cash Proceeds - Note Receivable Related Party	297	(12,862)

Cash Flows from Financing Activities
Bank Overdraft	—	44
Cash Proceeds from Notes Payable Affiliates	3,767	1,619
Proceeds from Convertible Notes Payable	—	5,000

Net Cash Flows Used In Financing Activities	3,767	6,663

Net Change in Cash and Cash Equivalents	(34)	(4)

Cash and Cash Equivalents - Beginning of Period	41	4

Cash and Cash Equivalents - End of Period	$ 7	$ —

Cash Paid During the Period for:
Interest	$ —	$ —

Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued for Prepaid Services	$ 5,516	$ —
Common Stock Exchanged for Debt	$ 1,333	$ 2,185

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

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – Acquisition – iPoint Television

On January 15, 2014, the Company completed the acquisition of 90% of the issued and outstanding membership interest of iPoint.  Pursuant to the Securities and Exchange Agreement the Company issued Clark Ortiz, the Company’s CEO and Chairman, 25,000,000 shares of Swordfish’s Series A Preferred Stock, which has voting rights equal to 100 shares of the Company’s common stock and is convertible into the Company’s common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock.  In addition to issuance of the Series A Preferred Stock, the Company agreed as part of the purchase price to issue 50,000,000 shares of its common stock to Mr. Ortiz.  At the date of the transaction, the Company didn’t have any authorized and unissued shares available to issue to Mr. Ortiz, however in order to close the transaction, Mr. Ortiz agreed to close the transaction pending the Company increasing the authorized shares of common stock, which the Company did on March 25, 2014.  As a result of the transaction, the Company owns 90% of issued and outstanding membership interests in iPoint Television LLC and is therefore a majority owned subsidiary of the Company and the Company will be able to report the results of iPoint on a consolidated basis in the Company’s financial statements.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device.  iPoint is  a full service Internet Protocol Television (IPTV), media entertainment company which develops applications for mobile and TV smart devices. As an acquisition of common control we are recording the assets acquired at their cost which is $0. The Company incurred $2,500 of acquisition expense which was expensed. iPoint did not have any results from operations from the date of acquisition through June 30, 2016.

NOTE E – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of at June 30, 2016.

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

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable

 As of June 30, 2016, the Company has outstanding eight (8) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 10% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company.  Conversion prices vary based on the agreements and have various discount rates and terms. Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

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

   The Company had convertible debentures outstanding as follows:

June 30, 2016	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
February 28, 2014 – Debenture	8,410	––	8,410
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
October 05, 2015 - Debenture	3,500	––	3,500
October 21, 2015 - Debenture	6,275	––	6,275
November 23, 2015 - Debenture	9,655	––	9,655
December 3, 2015 - Debenture	13,000	––	10,782

Total Convertible Debentures	$ 124,225	$ ––	$ 124,225

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable - continued

December 31, 2015	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
February 28, 2014 – Debenture	8,410	––	8,410
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
October 05, 2015 - Debenture	3,500	––	3,500
October 21, 2015 - Debenture	6,275	––	6,275
November 23, 2015 - Debenture	10,988	––	10,988
December 3, 2015 - Debenture	13,000	(5,371)	7,629

Total Convertible Debentures	$ 125,558	$ (5,371)	$ 120,187

NOTE H – Accrued Expenses

   Accrued Expenses consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Consulting Fees	$ ––	$ 765,379
Interest	––	1,639,949
Miscellaneous	553,405	460,852

Total Accrued Expenses	$ 553,405	$ 2,866,180

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

NOTE I – Stockholders’ Equity – continued

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

NOTE J – Commitments and Contingencies

   Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at June 30, 2016 and December 31, 2015 are $-0- and $1,138,264 respectively.

NOTE K – Related Party Transactions

The Company has borrowed $1,095,000 from a former member of the Board of Directors.   Two of the notes from the former Board of Directors total to $1,045,000 and are unsecured.  The third note in the amount of $50,000 is secured by a second lien on the Company’s assets.  The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,347,828 of accrued interest in accrued expenses at March 31, 2016. At June 30, 2016 these loans and accrued interest were written off.

Payments of Company expenses have been made by current members of the board of directors and other related parties in the amount of $11,552 and are included in notes payable affiliates at June 30, 2016.

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

The following liabilities were valued at fair value as of June 30, 2016 and December 31, 2015. No other items were valued at fair value on a recurring or non-recurring basis as of June 30, 2016 and December 31, 2015.

June 30, 2016		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 257,899	$ 257,899

Total		$ ––	$ ––	$ 257,899	$ 257,899

December 31, 2015		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 256,273	$ 256,273

Total		$ ––	$ ––	$ 256,273	$ 256,273

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

Net revenue for the three months ended June 30, 2016 and 2015 was $428 and $-0-, respectively. Net income for the three months ended June 30, 2016 was $3,423,390 compared to net income of $2,444,256 for the three months ended June 30, 2015.

Total operating expenses were $60,449 for the three months ended June 30, 2016 compared to $120,428 for the three months ended June 30, 2015.  The primary expenses for the three months ended June 30, 2016 were general and administrative expenses of $58,231 and interest expense of approximately $2,218 compared to general and administrative expenses of $48,288 and interest expense of approximately $72,140 for the three months ended June 30, 2015.

Total Other (Income) and Expenses were ($3,483,724) for the three months ended June 30, 2016 compared to ($2,573,864) for the three months ended June 30, 2015.   The primary other income and expenses for the three months ended June 30, 2016 were loss on derivative of $19,806 and write off of liabilities of ($3,503,530) compared to gain on conversion feature of preferred shares of ($2,573,744) and gain on derivative of ($120) for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

Net revenue for the six months ended June 30, 2016 and 2015 was $427 and $-0-, respectively.  Net income for the six months ended June 30, 2016 was $6,391,079 compared to net income of $9,952,040 for the six months ended June 30, 2015.

Total operating expenses were $169,109 for the six months ended June 30, 2016 compared to $292,004 for the six months ended June 30, 2015.  The primary expenses for the six months ended June 30, 2016   were general and administrative expenses of $113,737   and   interest expense of approximately $55,372 compared to general and administrative expenses of $131,781 and interest expense of $160,223, for the six months ended June 30, 2015.

Total Other (Income) and Expenses were ($6,557,538) for the six months ended June 30, 2016 compared to ($10,241,184) for the six months ended June 30, 2015.   The primary other income for the six months ended June 30, 2016 were gain on derivative of ($6,922) and write off of liabilities of ($6,550,616) compared to gain on conversion feature of preferred shares of ($10,271,736) and loss on derivative of $30,552 for the three months ended June 30, 2015.

Liquidity and Capital Resources

Our operations used approximately $4,098 in cash for the six months ended June 30, 2016. Cash required during the six months ended June 30, 2016 came principally from cash proceeds from notes payable affiliates of $3,767 for the six months ended June 30, 2016.

Our operations provided approximately $6,195 in cash for the six months ended June 30, 2015. Investing activities used $12,862 for the six months ended June 30, 2015. Cash required during the six months ended June 30, 2015, came principally from cash proceeds from notes payable of $6,619 for the six months ended June 30, 2015.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net income of $6,391,079 and $9,952,040, respectively, for the six months ended June 30, 2016 and 2015 and had an accumulated deficit of $ 8,719,751 as of June 30, 2016.  We have managed our liquidity during the first and second quarters of 2016 through the revenues and issuance of notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our disclosure controls and procedures were not effective as of June 30, 2016, primarily due to the fact that there is no effective separation of duties, which includes monitoring controls between the management.

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

Date: October 5, 2016

By:  /s/ William Westbrook

           William Westbrook

Its:  Chief Executive Officer and President

Date: October 5, 2016

By:/s/  Ronald Vega

         Ronald Vega

Its:  Treasurer and Chief Financial Officer

16