Form 10-Q
period 2016-09-30
SoOum Corp.
filed 2016-11-14
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of October 15, 2016 was approximately 972,600,000.

PART I - FINANCIAL INFORMATION

Item 1:

Financial Statements

3

Consolidated Balance Sheets – September 30, 2016 (Unaudited) and December 31, 2015

4

Unaudited Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2016 and 2015

5

Unaudited Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

 Risk Factors

16

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3:

Defaults Upon Senior Securities

16

Item 4:

Mine Safety Disclosures

16

Item 5:

Other Information

16

Item 6:

Exhibits

16

Signatures

17

SOOUM CORP.

New York, New York

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2016

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015

ASSETS
Cash and Cash Equivalents	$ 7,102	$ 41
Prepaid Expenses	10,000	—
Note Receivable - Related Party	—	297

Total Assets	$ 17,102	$ 338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Term Notes Payable	$ —	$ 441,421
Notes Payable - Affiliates	12,467	1,102,785
Judgements Payable	—	1,138,264
Convertible Notes Payable, Net of Discounts of $36,667 and $5,371, respectively	131,058	120,187
Derivative Liability	491,173	256,273
Deferred Retirement Benefits	—	438,782
Accounts Payable	22,360	844,542
Advances from Shareholders	—	149,185
Accrued Expenses	566,040	2,866,180

Total Liabilities	1,223,098	7,357,619

Stockholders' Deficit
Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized,
106,817,927 and 60,788,382 Issued and Outstanding, Respectively	10,682	6,079
Preferred Stock: $0.0001 Par; 50,000,000 Shares Authorized,
25,000,000 Issued and Outstanding, Respectively	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized,
9,100,000 Issued and Outstanding, Respectively	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,
1,690,000 Issued and Outstanding, Respectively	169	169
Additional Paid-In-Capital	7,850,291	7,743,891
Accumulated Deficit	(9,070,548)	(15,110,830)

Total Stockholders' Deficit	(1,205,996)	(7,357,281)

Total Liabilities and Stockholders' Deficit	$ 17,102	$ 338

The accompanying notes are an integral part of these financial statements.

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$ 669	$ —	$ 3,756	$ 45,900

Cost of Sales	498	—	935	43,040

Gross Profit	171	—	2,821	2,860

Expenses
General and Administrative	165,543	69,504	279,280	201,285
Interest Expense	540,833	66,153	596,205	226,376

Total Expenses	706,376	135,657	875,485	427,661

Other (Income) and Expenses
Gain on Conversion Feature of Preferred Shares	—	(2,573,744)	—	(12,845,480)
(Gain) Loss on Derivative	(355,408)	85,933	(362,330)	116,485
Write Off of Liabilities	—	—	(6,550,616)	—

Total Other (Income) and Expenses	$ (355,408)	$ (2,487,811)	$ (6,912,946)	$ (12,728,995)

Income (Loss) from Operations Before
Provision for Taxes	(350,797)	2,352,154	6,040,282	12,304,194

Provision for Taxes	—	—	—	—

Net Income (Loss) for the Period	$ (350,797)	$ 2,352,154	$ 6,040,282	$ 12,304,194

Weighted Average Number of Common Shares Outstanding-
Basic and Diluted	74,317,927	4,487,438	66,367,786	4,483,693

Net (Income) Loss for the Period Per Common Share -
Basic and Diluted	$ (0.00)	$ 0.52	$ 0.09	$ 2.74

The accompanying notes are an integral part of these financial statements.

SoOum Corp.
New York, New York

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2016	2015

Cash Flows from Operating Activities

Net Income for the Period	$ 6,040,282	$12,304,194

Non-Cash Adjustments:
Amortization of Debt Discount	546,204	33,278
(Gain) Loss on Derivative	(362,330)	116,485
Gain on Conversion Feature of Preferred Stock	—	(12,845,480)
Interest on Convertible Notes Paid with Stock	—	139
Common Stock Issued in Exchange for Services Rendered	129,400	—
Write Off of Liabilities	(6,550,616)	—
Changes in Assets and Liabilities:
Prepaid Expenses	(10,000)	—
Judgements Payable	8,939	26,816
Accounts Payable	—	22,361
Accrued Expenses	156,703	332,890

Net Cash Flows Used In Operating Activities	(41,418)	(9,317)

Cash Flows from Investing Activities
Cash Proceeds - Note Receivable Related Party	297	(297)

Cash Flows from Financing Activities
Bank Overdraft	—	44
Cash Proceeds from Notes Payable Affiliates	4,682	4,566
Proceeds from Convertible Notes Payable	44,000	5,000
Repayment of Convertible Notes Payable	(500)	—

Net Cash Flows Used In Financing Activities	48,182	9,610

Net Change in Cash and Cash Equivalents	7,061	(4)

Cash and Cash Equivalents - Beginning of Period	41	4

Cash and Cash Equivalents - End of Period	$ 7,102	$ —

Cash Paid During the Period for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued for Prepaid Services	$ 10,000	$ —
Common Stock Exchanged for Debt	$ 1,333	$ 2,185

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

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – Acquisition – iPoint Television

On January 15, 2014, the Company completed the acquisition of 90% of the issued and outstanding membership interest of iPoint.  Pursuant to the Securities and Exchange Agreement the Company issued Clark Ortiz, the Company’s CEO and Chairman, 25,000,000 shares of Swordfish’s Series A Preferred Stock, which has voting rights equal to 100 shares of the Company’s common stock and is convertible into the Company’s common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock.  In addition to issuance of the Series A Preferred Stock, the Company agreed as part of the purchase price to issue 50,000,000 shares of its common stock to Mr. Ortiz.  At the date of the transaction, the Company didn’t have any authorized and unissued shares available to issue to Mr. Ortiz, however in order to close the transaction, Mr. Ortiz agreed to close the transaction pending the Company increasing the authorized shares of common stock, which the Company did on March 25, 2014.  As a result of the transaction, the Company owns 90% of issued and outstanding membership interests in iPoint Television LLC and is therefore a majority owned subsidiary of the Company and the Company will be able to report the results of iPoint on a consolidated basis in the Company’s financial statements.  iPoint Television, also known as iPoint TV, is a Smart media and entertainment company, which holds development licenses from Apple, Android, Google, Roku, Kindle and most every smart device.  iPoint is  a full service Internet Protocol Television (IPTV), media entertainment company which develops applications for mobile and TV smart devices. As an acquisition of common control we are recording the assets acquired at their cost which is $0. The Company incurred $2,500 of acquisition expense which was expensed. iPoint did not have any results from operations from the date of acquisition through September 30, 2016.

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of at September 30, 2016.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE F – Term Notes Payable

 The following unsecured term notes payable were written off as of March 31, 2016.

	September 30,	December 31,
	2016	2015

Jeff Zernov (Former Chief Executive Officer)
Payable August 17, 2010 at 15% Interest.	$ ––	$ 290,000

Castaic
Installment note payable annually at $17,171 including interest at 8.0% from January 2009 through January 2011.	––	30,620

Installment note payable monthly at $1,175 including interest at 8.0% from February 2008 through January 2011.	––	20,246

Innovative Outdoors
Installment note payable monthly at $4,632 including interest at 7.0% from August 2008 through July 2011.	––	100,555

Total Notes Payable	$ ––	$ 441,421

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable

As of September 30, 2016, the Company has outstanding ten (10) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 10% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company.  Conversion prices vary based on the agreements and have various discount rates and terms. Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

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

   The Company had convertible debentures outstanding as follows:

September 30, 2016	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
February 28, 2014 – Debenture	8,410	––	8,410
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
October 05, 2015 - Debenture	3,000	––	3,000
October 21, 2015 - Debenture	6,275	––	6,275
November 23, 2015 - Debenture	9,655	––	9,655
December 3, 2015 - Debenture	13,000	––	13,000
August 29, 2016 - Debenture	20,000	(16,667)	3,333
August 29, 2016 - Debenture	24,000	(20,000)	4,000

Total Convertible Debentures	$ 167,725	$ (36,667)	$ 131,058

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Convertible Promissory Notes Payable - continued

December 31, 2015	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
February 28, 2014 – Debenture	8,410	––	8,410
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
October 05, 2015 - Debenture	3,500	––	3,500
October 21, 2015 - Debenture	6,275	––	6,275
November 23, 2015 - Debenture	10,988	––	10,988
December 3, 2015 - Debenture	13,000	(5,371)	7,629

Total Convertible Debentures	$ 125,558	$ (5,371)	$ 120,187

NOTE H – Accrued Expenses

   Accrued Expenses consisted of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

Consulting Fees – written off March 2016	$ ––	$ 765,379
Interest – written off June 2016	––	1,639,949
Miscellaneous	556,040	460,852

Total Accrued Expenses	$ 556,040	$ 2,866,180

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

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at September 30, 2016 and December 31, 2015 are $-0- and $1,138,264 respectively. At June 30, 2016 judgments payable were written off.

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

Payments of Company expenses have been made by current members of the board of directors and other related parties in the amount of $12,467 and are included in notes payable affiliates at September 30, 2016.

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

The following liabilities were valued at fair value as of September 30, 2016 and December 31, 2015. No other items were valued at fair value on a recurring or non-recurring basis as of September 30, 2016 and December 31, 2015.

September 30, 2016		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 491,173	$ 491,173

Total		$ ––	$ ––	$ 491,173	$ 491,173

December 31, 2015		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 256,273	$ 256,273

Total		$ ––	$ ––	$ 256,273	$ 256,273

SOOUM CORP.

New York, New York

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – Other Matters

On August 25, 2016 the Company entered into an exchange agreement with Western Grade, LLC.  Under the terms of the exchange agreement, Western Grade members will exchange their ownership interest for 420,000,000 shares of the common stock of the Company, which represents 42% ownership in the Company.  Western Grade will therefore be a wholly owned subsidiary of the Company.

NOTE N – Subsequent Events

On October 6, 2016 the Company closed on the Western Grade acquisition and issued 445,000,000 shares of common stock in a share exchange.

On October 10, 2016, the Company issued 441,600,000 shares of common stock in connection with the conversion of the Company’s outstanding shares of preferred stock.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

Net revenue for the three months ended September 30, 2016 and 2015 was $669 and $-0-, respectively. Net loss for the three months ended September 30, 2016 was ($350,797) compared to net income of $2,352,154 for the three months ended September 30, 2015.

Total operating expenses were $706,376 for the three months ended September 30, 2016 compared to $135,657 for the three months ended September 30, 2015.  The primary expenses for the three months ended September 30, 2016 were general and administrative expenses of $165,543 and interest expense of approximately $540,833 compared to general and administrative expenses of $69,504 and interest expense of approximately $66,153 for the three months ended September 30, 2015.

Total Other (Income) and Expenses were ($355,408) for the three months ended September 30, 2016 compared to ($2,487,811) for the three months ended September 30, 2015.   The primary other income and expenses for the three months ended September 30, 2016 were gain on derivative of ($355,408) compared to gain on conversion feature of preferred shares of ($2,573,744) and loss on derivative of $85,933 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

Net revenue for the nine months ended September 30, 2016 and 2015 was $3,756 and $45,900, respectively.  Net income for the nine months ended September 30, 2016 was $6,040,282 compared to net income of $12,304,194 for the nine months ended September 30, 2015.

Total operating expenses were $875,485 for the nine months ended September 30, 2016 compared to $427,661 for the nine months ended September 30, 2015.  The primary expenses for the nine months ended September 30, 2016 were general and administrative expenses of $279,280 and interest expense of approximately $596,205 compared to general and administrative expenses of $201,285 and interest expense of $226,376, for the nine months ended September 30, 2015.

Total Other (Income) and Expenses were ($6,912,946) for the nine months ended September 30, 2016 compared to ($12,728,995) for the nine months ended September 30, 2015.   The primary other income for the nine months ended September 30, 2016 were gain on derivative of ($362,330) and write off of liabilities of ($6,550,616) compared to gain on conversion feature of preferred shares of ($12,845,480) and loss on derivative of $116,485 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our operations used approximately $41,418 in cash for the nine months ended September 30, 2016. Cash required during the nine months ended September 30, 2016 came principally from cash proceeds from notes payable affiliates of $4,682 and proceeds from convertible notes payable of $44,000 for the nine months ended September 30, 2016.

Our operations used approximately $9,317 in cash for the nine months ended September 30, 2015. Cash required during the nine months ended September 30, 2015, came principally from cash proceeds from notes payable affiliates of $4,566 and proceeds from convertible notes payable of $5,000 for the nine months ended September 30, 2015.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net income of $6,040,282 and $12,304,194, respectively, for the nine months ended September 30, 2016 and 2015 and had an accumulated deficit of $ 9,070,548 as of September 30, 2016.  We have managed our liquidity during the first, second and third quarters of 2016 through revenues and issuance of notes.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our disclosure controls and procedures were not effective as of September 30, 2016, primarily due to the fact that there is no effective separation of duties, which includes monitoring controls between the management.

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

101 XBRL Exhibts

(b)

Reports of Form 8-K

None.

17

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOOUM CORP.

Date:

November 14, 2016

By:/s/ William Westbrook

        William Westbrook

Its:  Chief Executive Officer and President

Date:

November 14, 2016

By: /s/ Ronald Vega

       Ronald Vega

Its:  Treasurer and Chief Financial Officer

18