Form 10-K
period 2016-12-31
SoOum Corp.
filed 2017-07-26
CIK 78311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 000-07475

SOOUM CORP.
(Exact name of registrant as specified in its charter)
Minnesota	41-0831186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, Suite 1800 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (646) 801-3772

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned registrant, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

i

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes [   ] No [X]

If an emerging growth company, indicate by check made if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

As of June 30, 2017, the aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on such date was approximately $318,866.

The number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of June 30, 2017 was 2,029,245,095.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

FORM 10-K

SoOum Corp.

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

PART I

Item 1.    BUSINESS.

Corporate History

SoOum Corp. (2015 to Present), (f/k/a Swordfish Financial, Inc., (2009-2015) (f/k/a Photo Control Corporation (1959-2004) and Nature Vision, Inc. (2004-2009)) (the “Company”, “we,” or “us”) was incorporated as a Minnesota corporation on August 19, 1959.  On August 31, 2004, the Company changed its name to Nature Vision, Inc. in connection with a merger transaction with Nature Vision Operating Inc. (f/k/a Nature Vision, Inc.) a Minnesota corporation that was incorporated in 1998. As a part of the merger, Nature Vision Operating Inc. became a wholly-owned subsidiary of the Company. Upon the merger with Swordfish Financial, Inc., a Texas corporation on August 17, 2009, the shareholders of the Company owning a majority of the outstanding common stock voted to change the Company's name to Swordfish Financial, Inc.   On November 12, 2014, SoOum, Corp., (“SoOum”) a Delaware corporation merged into the Company and on May 2, 2015 the shareholders voted to change the Company's name to SoOum Corp.  Our executive offices are located at 590 Madison Avenue, Suite 1800 New York, NY 10022 our telephone number is (646) 801-3772; and our website is www.sooum.com.

Arbitrage Segment

The Company is an international commodity trading arbitrage firm, which uses its own proprietary technology to identify and exploit arbitrage opportunities.  The Company performs arbitrage on a defined supply and demand conditions creating price discrepancies of physical commodities in opposing markets.  The Company also plans to distribute trade intelligence to global subscribers in order to solve supply shortages and to bring new business to local manufacturers.  This part of the business is in the development stage.  Unlike specialized supply chains, the Company's solutions focus on broad, real time information management, reliable trade economics, fast computing and proprietary algorithms to find surpluses and fill shortages.

The Company takes a coordinated view of the global economy seeking out predictability within the global flow of commodities and finding the Company's strategic position within that dynamic. Then, the Company implements tactics from the ancient persistence hunt model (hereafter “PHM”) to manage a pool of projects and brings a portion of these potential transactions to closing.

Construction Services Segment

On October 6, 2016, the Company acquired all the outstanding ownership interests of Western Grade, LLC, an Arizona limited liability company.  In accordance with the terms of the Exchange Agreement between the parties, the Western Grade members transferred all their outstanding ownership interests to SOOUM in consideration for 445,000,000 shares of the common stock of SOOUM.  The common stock received by the Western Grade members represented an ownership interest in SOOUM of approximately 42%.  Western Grade is now a wholly owned subsidiary of SOOUM.

Western Grade is an industrial contractor located near Flagstaff, Arizona.  In addition, Western Grade specializes in utility site improvement and construction, excavating, paving, transport, earth moving, water movement and supply.

Western Grade's expertise and mission of water supply and delivery through large scale project management in canals, pipeline supply, and water supply project management, enhances SOOUM's pursuit of its ultimate mission of addressing shortage and minimizing scarcity.

Opportunity in Arbitrage Model

Commodities

The Company primarily focuses on commodities highly demanded in areas of conflict and frontier marketplaces. The Company categorizes transactions as soft commodity trades and hard commodity trades.

●

Soft Commodities Trades: rice, wheat, sugar, soybeans, meats, live cattle, seafood, live seafood and other soft commodities, as intelligence indicates.

●

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

Methodology

1.

Find - Intelligence Department (based upon scouting stage of the hunt)

a.

Objectives:

i.

Record first hand & economic “intelligence”

ii.

Pool large groups of “target” prices

iii.

Match (i.) “intelligence” & (ii.) - “targets” through the company's fast computing system (hereafter “Medee”)

2.

Filter - Development Department (based upon gathering and isolating stage of the hunt)

a.

Objectives:

i.

Attain due diligence on all matched transactions

ii.

Filter a list of the best 16 transactions

iii.

Attain binding agreements for all parties

3.

Close - Solutions Department (based upon killing stage of the hunt)

a.

Objectives:

i.

Create a closing package on best 5 transactions

ii.

Inspect, deliver and submit closing package to pertinent parties

Pricing Strategy

The Company seeks a pricing that offers the average or greater earnings taken from the pool of transactions. Earnings is calculated as the arbitrage existing across national borders, geographic barriers and economic shifts resulting from political activity or force majeure.

Since the Company is not building a supply chain it believes the following:

●

It carries much less facilities and labor liability.

●

It chooses transactions with least capital exposure by utilizing fast computing, discovering minimum costs and maximum exit.

●

Its delivered price will normally fall beneath our competitors' using less efficient methods of partnerships and cooperative pricing tactics.

Finding opposing targets and intelligence

Competition

The construction industry is highly competitive and the markets in which we compete have numerous and often large companies that provide similar services. In certain end markets there are competitors with significantly greater capabilities and resources. In our construction segment, we compete with a variety of national and regional contractors. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record and quality of work are key factors in customers awarding contracts across our end markets.

Large Traders

Strengths: Massive capitalization, large ground operations

Weaknesses: Focused and specialized often geographically, leaving many opportunities.

SoOum Strategy: Take a small, individual, portion of an aggregate opportunity field. Spread across all commodities and focus on economics then transactions.

Medium-Size Traders

Strengths: More liquidity, well equipped

Weaknesses: In the long term these forms tend to become more specialized, finding themselves in direct competition of “Large Traders”. There being little focus on economic trends these companies normally begin specializing within one or few sectors.

SoOum Strategy: Do not compete head to head in these tight margin specializations but adjust to technological signals of superior opportunity within specific regions or commodities.

Non-Profit Organizations

Strengths: Access to capitalization, focus on humanitarian effort, governmental backing

Weakness: Incentive to find and close opportunity is low. Technology  not meeting demand.

SoOum Strategy: Work closely with NGO's gleaning intelligence to feed a competitive system in recognizing demand and supply shifts, trends leading to shortage or surplus and methods advice for entering a new markets.

Marketing

SoOum markets and promotes within EMEA, Macedonia, and Russia/former USSR. It utilizes strategically located global business development offices (GBD's) managed by outside business developers. Internal team leaders check new deals against a robust intelligence database to find ways of enhancing the closing potential.

SoOum utilizes website SEO, table-top business development, government trade missions, trade expos, and networking through existing partnerships and business relationships to gain a growing reach to importers, suppliers, freight forwarders, intelligence sources and trade investors.

Proprietary scraping, analyzing and filtering software and applications coordinate massive data. While field entries, photo, video, live meetings are used by SoOum's deal architects to lift and deliver commodities and collect monies efficiently.

Opportunity in Construction Services

SoOum  utilizes  Western Grade LLC, a wholly owned subsidiary to build roads and bridges, as creating or enhancing infrastructure is needed to move commodities from one place to another. The Company intends to work with Western Grade which is equipped for; Industrial, Commercial and Residential Contracts and is technically capable to meet and exceed Federal Supplemental  Specifications and  other Governmental  road  specifications; as well as, specializing in utility site improvement and construction, excavating, paving, transport, earth moving, water movement and supply to gain revenue growth in these arenas.

Business Operations

Effective on the date of our merger with SoOum, November 12, 2014, the Company changed its business focus to commodities trading.  In addition, with the acquisition of Western Grade LLC, the Company operates in the construction industry.

Item 1A.   RISK FACTORS.

Not applicable.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

 Item 2. PROPERTIES.

The Company subleases its office and yard from Western Materials, a related party,  on a month to month basis. Total rent expense during the three months ended December 31, 2016 was approximately $7,000.

The Company leases its corporate office space on an annual basis. Rent for the three months ended December 31, 2016 was $1,200.

In October 2016, the Company entered into a lease for WG's office. The terms of the base require monthly payments of $5,000 from October 1, 2016 through September 30, 2018.

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

We had 2,029,245,095 shares of our common stock issued and outstanding as of June 30, 2017, which shares were held by 387 record holders.

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

Common Stock

Quarter Ended 2015	HIGH	LOW
December 31	$ 0.0175	$ 0 .0012
September 30	$ 0.10	$ 0.001
June 30	$ 0.20	$ 0.10
March 31	$ 0.50	$ 0.20
Quarter Ended 2016	HIGH	LOW
December 31	$0.0110	$0.0010
September 30	$0.0150	$0.0006
June 30	$0.0060	$0.0005
March 31	$0.0027	$0.0008

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

Equity Compensation Plan Information

 On October 13, 2015, the Company resolved to adopt the Employees, Directors and Consultants Stock Plan for the Year 2015.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining employees, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their fees or salaries in the form of shares of the Company's common stock.  500,000,000 shares of common stock are registered to this plan at an offering price of $0.0001.  The Plan expired on January 1, 2017.

Recent Sales Of Unregistered Securities

During the three months ended December 31, 2016 the Company issued the following securities:

●59,053,368 shares of common stock for note payable conversions valued at $27,265.

●15,000,000 shares of common stock to relieve accrued expenses valued at $45,000.

●445,000,000 shares of common stock for the purchase of Western Grade, valued at $2,225,000.

●625,000 shares of common stock were purchased for $500.

●436,200,000 shares of common stock upon conversion of Preferred Class D.

Item 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting issuers.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Acquisition of Western Grade

On August 25, 2016, SoOum Corp (the “Predecessor”) entered into a Securities Purchase Agreement with one hundred percent (100%) of the members (the “Sellers”) of Western Grade LLC (the “Successor” or “WG”).   Upon the closing of the transaction on October 6, 2016 (October 1, 2016 for accounting purposes), WG members transferred all of their outstanding ownership interests to SoOum Corp. In consideration, SoOum Corp. issued 445,000,000 shares of common stock to the Sellers. The common stock received by the members of WG, represent an ownership interest in SoOum Corp of approximately 42%.  WGis now a wholly owned subsidiary of SoOum Corp. See Form 8-K filed by SoOum Corp. on October 6, 2016 for more detail.

The acquisition method of accounting was used to record assets acquired and liabilities assumed by Successor.  Such accounting generally results in increased amortization and depreciation reported in future periods.  Accordingly, the consolidated financial statements of the Predecessor and Successor are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities.  Western Grade's fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as intangible assets, including an allocation to goodwill.

For periods after the acquisition of WG, our financial results are referred to as “Successor” and its results of operations combines SoOum Corp. operations and Western Grade's operations.  For periods prior to the acquisition of WG our financial results are referred to as “Predecessor” and its operations includes only the operations of WG.

As with all acquisitions there are numerous challenges to integrating such businesses. As SoOum and WG operate in different industries, the streamlining of processes and procedures is challenging. Although management of the Company desires efficient operations between the entities, such operations could be impractical and result in ineffective or ceased operations.

Reportable Segments

Our reporting segments consist of:  a) Arbitrage; and b) Construction Services; Our Chief Executive Officer has been identified as the chief decision maker.  Our operations are conducted primarily within the United States of America

Results of Operations

Three Months Ended December 31, 2016 - Consolidated

Net revenue for the three months ended December 31, 2016 was $638,660. Cost of goods sold for the three months ended December 31, 2016 was $629,812.  Our revenues and cost of sales were almost entirely related to our construction segment.

Total operating expenses were $149,841 for the three months ended December 31, 2016.  The primary expenses for the three months ended December 31, 2016 were general and administrative expenses of $88,563, amortization expense of $7,500 and depreciation expense of $53,778.  There were no significant expenses incurred by our Arbitrage segment.  Approximately $56,000 were incurred by our construction segment and approximately $94,000 from corporate.

Total Other Income and (Expense) was approximately ($206,000) for the three months ended December 31, 2016.  The primary other income and expenses for the three months ended December 31, 2016 were change in fair value of derivatives of approximately $307,000, loss on extinguishment of debt of approximately $(497,000) and interest expense of appproximately $(20,000).

Nine Months Ended September 30, 2016 Compared to Year Ended December 31, 2015 – Western Grade (Construction Segment)

Net revenue for the nine months ended September 30, 2016 and the year ended December 31, 2015 was $2,399,280 compared to $4,905,004, respectively.  Cost of goods sold for the nine months ended September 30, 2016 and year ended December 31, 2015 was $1,983,804 compared to $4,254,201, respectively.  Net loss for the nine months ended September 30, 2016 was $669,250 compared to net loss of $430,801 for the year ended December 31, 2015. During 2015 the Company's two (2) founding owners died in an accident. The Company reacted to this setback by not being as aggressive on projects and trying to re-group to recover from their loss. However, in this endeavor the company ended up with a larger net loss in 2016 than in 2015.

Total operating expenses were $1,106,408 for the nine months ended September 30, 2016 compared to $1,056,956 for the year ended December 31, 2015.

Total Other Income and (Expense) was $21,682 for the nine months ended September 30, 2016 compared to $(24,648) for the year ended December 31, 2015.   The primary other income for the nine months ended September 30, 2016 were gain on sale of assets of $17,046 , interest income of $3,404, interest expense of $21,162 and leased employee income of $22,394 compared to gain on sale of assets of $34,794, interest income of $4,746 and interest expense of $64,188 for the year ended December 31, 2015.

Liquidity and Capital Resources - Consolidated

Our operations used approximately $19,000 in cash for the three months ended December 31, 2016, primarily due to our net loss, offset by non-cash stock based compensation expenses. Our investing activities provided approximately $125,000 in cash for the three months ended December 31, 2016, primarily due to cash acquired in the purchase of WG.  Cash provided during the three months ended December 30, 2016 from our financing activities was approximately $9,000, primarily from the borrowings on our lines of credit, net of convertible debt repayments.

Liquidity and Capital Resources – Western Grade

Our operations used approximately $246,000 in cash for the nine months ended September 30, 2016 compared to $8,000 for the year ended December 31, 2015. Cash required during the nine months ended September 30, 2016, came principally from cash proceeds from notes payable of approximately $1,010,000 and proceeds from notes payable member of approximately $178,000 for the nine months ended September 30, 2016. The company also received proceeds from the sale of equipment in the amount of approximately $105,000 during the nine months ended September 30, 2016.  During the year ended December 31, 2015 cash required came principally from cash proceeds and repayment of debt netting to approximately $46,000.  The company also received proceeds from the sale of equipment of $95,000 and purchased equipment in the amount of $137,000.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred a net loss of and used cash in operations for the three months ended December 31, 2016 and had an accumulated deficit of approximately $ 21,000,000 as of December 31, 2016.  We have managed our liquidity during the first, second and third quarters of 2016 through revenues and issuance of notes.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Revenue Recognition

The Company follows the percentage of completion method of accounting for construction contracts. Income is recognized in the ratio that costs incurred bears to estimated total costs.  That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs and income recognized is shown as a current liability.

Revenue from cost-plus and time and material contracts are recognized currently as the work is performed and billed.  Revenue from transportation services is recognized currently as the work is performed and billed.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

For its non-construction contracts the Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature or effective interest rates.

Long-Lived Assets

The Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the three months ended December 31, 2016, the Company did not recognize any impairment of our long-lived assets.

Employee Stock Based Compensation

Stock based compensation issued to employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

Non-Employee Stock Based Compensation

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Goodwill

Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements beginning on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT OR ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 4, 2017, the Company dismissed Scrudato & Co., P.A. (“Scrudato”) from its position as the Company's independent registered public accounting firm.  The Company's Board of Directors approved the dismissal.  Scrudato's dismissal was prompted by the revocation of its registration with the Public Company Accounting Oversight Board (“PCAOB”).  The revocation of Scrudato's registration was part of a sanction handed down by the PCAOB based upon findings that Scrudato violated PCAOB rules and standards in connection with the audits of five issuer clients, which five issuer clients did not include the Company.

On March 28, 2017, the Company engaged Hall & Company CPAs & Consultants, Inc. (“Hall & Co.”), located in Irvine, California as its new independent accountants to audit and review the Company's financial statements for the years December 31,  2015 and 2016, and to review the Company's unaudited financial statements for the quarterly period beginning with the quarter ending March 31, 2017.

On March 15, 2017, the Board of Directors approved the Company's engagement of Hall & Co. as its independent accountants.

The Registrant has not consulted with Hall & Co. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Hall & Co. concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-k, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2016.

Management's Annual Report on Internal Control over Financial Reporting

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016:

1. Inadequate number of personnel that could accurately and timely record and report the Company's financial statements in accordance with GAAP;

2. We have not performed a risk assessment and mapped our processes to control objectives.

3. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name and Address	Age	Position(s)
William B. Westbrook PO Box 431 Vernon, AZ 85940	41	President and Director
Luis J. Vega 1773 Carthage Ct. Brownsville, TX 78520	50	COO and Director
Ronald Vega 222 Purchase Street #117 Rye, NY 10580	49	Director

BIOGRAPHY

The following sets forth biographical information regarding the Company's directors:

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

Luis J. Vega

Mr. Luis J. Vega served in the United States Army from 1985 to 2005 as a Nuclear Biological Chemical Warfare Specialist Senior Procurement and Operations manager. From June 2005 to October 2007 Mr. Vega was an employee of SMI GMS at Fort Polk, LA as Senior Logistics Manager assisting deploying military units. From 2007 to August 2009 Mr. Vega was Business Development Manager of Estmar Global. From August, 2009 to October, 2010 Mr. Vega was a Civil Service Employee for the Department of Defense (DOD) and with Cubic Defense Applications located in Ft. Irwin, California, where he was in charge of Middle East, Europe and Asia operations. Cubic Defense Applications is a DOD contractor, and Mr. Vega served as a Training Analyst there. From December, 2010 to August, 2011 Mr. Vega was also employed by ConsultNet which is located in Salt Lake City, Utah. ConsultNet is a staffing and recruiting business, and Mr. Vega served as a recruiter. From 2014, to the present Mr. Vega has served as Chief Operations Officer and a member of the Board of Directors of SoOum. Mr. Vega received a Bachelor of Science degree in Health and Administration from the University of Phoenix in 2011. The University of Phoenix is located in Phoenix, Arizona. In December 2014, he received his Master's Degree in Health Administration from the University of Phoenix, located in Salt Lake City, Utah.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company's Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company's independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

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

Board Meetings and Annual Meeting

During the fiscal year ended December 31, 2016, our Board of Directors held 3 formal meetings.  We did not hold an annual meeting in 2016.  All of our directors attended at least 75% of the meetings of the Board of Directors.

Code Of Business Conduct And Ethics

Each of the Company's directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by the Board of Directors.  The Code of Business Conduct and Ethics was previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Any amendments to or waivers from the code will be posted on our website.  Information on our website does not constitute part of this filing.

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

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the last two fiscal years by our executive officers.

SUMMARY COMPENSATION TABLE*

Name and Principal Position	Year	Salary (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (2)
William Westbrook President, CEO and Director	2015 2016	$-0- $-0-	$-0- $-0-	$-0- $1,830,000	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $1,830,000
Luis Vega Secretary and Director	2015 2016	$-0- $-0-	$-0- $-0-	$3,500 $1,046,000	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$3,500 $1,046,000
Ronald Vega Chief Operations Officer and Director	2015 2016	$-0- $-0-	$-0- $-0-	$3,500 $209,000	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$3,500 $209,000

During the year ended 2016, 410,000,000 shares of common stock were issued to members of management.

*   No executive employees received any Bonus, Option Awards, Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)Since the time of the merger with SoOum on November 12, 2014 and the election of new officers and directors, no salary was paid to the executive officers of the Company during fiscal years 2015 and 2016.

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

Stock Options

The Company had no stock options outstanding at December 31, 2016.

Board of Director Compensation

Our executive directors did not receive any compensation for their service as Directors of the Company for the years ended December 31, 2015 and 2016.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2017 with respect to the beneficial ownership of our common stock, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company (based solely on the Company's record shareholders list, and Schedule 13D's and Section 16 reports filed with the SEC), (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Shares of Preferred Stock Beneficial Owned (1) (2)
	Number	Number	Percent
William Westbrook PO Box 431 Vernon, AZ 85940	230,000,000	Series A: -0- Series B: 3,863,858 Series C: 717,574	40.21%
Ronald A. Vega 222 Purchase Street #117 Rye, NY 10580	20,000,000	Series A: -0- Series B: 1,931,929 Series C: 358,787	19.76%
Luis J. Vega 1773 Carthage Ct. Brownsville, TX 78520	184,913,000	Series A: -0- Series B: 1,931,929 Series C: 358,787	20.35%
All Officers and Directors as a Group (3 persons)	434,913,000	9,162,864	80.32%
Joy Gillespie 1976 Gillespie Lane Showlow , AZ 85901	445,000,000	Series A: -0- Series B: -0- Series C: -0-	--

(1)   As of June 30, 2017, applicable percentage ownership is based on voting and conversion rights outstanding consisting of 2,029,245,095 shares of common stock and 10,790,000 shares of Series B & C Preferred stock.

(2)  Each share of Series B Preferred stock is convertible into one share of common stock and grants the holder 1,000 votes.

Each share of Series C Preferred stock is convertible into ten share of common stock and grants the holder 10,000 votes.

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2016 and written representations that no other reports were required, the Company does not believe that any persons required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

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

Related Party Transactions

Notes receivable related parties consist of the following.  All notes are due on demand.

December 31, 2016
Notes Receivable
Western Capital PIT – 100% Owned by Shareholder	$ 156,231
Notes Payable
Western Materials – 50% Owned by Shareholder	(9,140)

Total Notes Receivable, net – Related Parties	$ 147,091

During the three months ended December 31, 2016 the Company purchased materials for approximately $13,000 from Western Materials a company partially owned by a shareholder of the Company.  Additionally, the Company subleases its office and yard from Western Materials on a month to month basis. Total rent expense during the three months ended December 31, 2016 was approximately $7,000.

The Company leases a vehicle and equipment from a shareholder of the Company on an as needed basis. Rent expense was approximately $5,000 for the three months ended December 31, 2016.

Notes payable – Related Parties consisted of the following:

The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,347,828 of accrued interest in accrued expenses at December 31, 2016.

December 31, 2016

R Kiphart – Former Member of Board of Directors - Unsecured	$ 1,045,000
R Kiphart – Former Member of Board of Directors - Secured	50,000
Joy Gillespie- Shareholder	139,078
Miscellaneous (a)	163,187

Total Notes Payable - Related Parties	$ 1,397,265

(a) The Company no longer has contact with these holders and, accordingly, has not accrued interest on such notes since December 2015. Such accrual would have increased accrued expenses by approximately $164,248 December 31, 2016 and increased interest expense by approximately $41,062 for the three months then ended.

At December 31, 2016, the Company owes a stockholder approximately $140,000.  The borrowings are in default and all amounts under the note are due and payable.  The note accrues interest at 5.16%.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

SoOum Corp. Financial Independent Public Accountant's Fees

The following table presents fees for professional services rendered by Hall & Company for the audit of the Company's financial statements for the years ended December 31, 2015 and 2016:

	2015	2016
Audit Fees	$20,000	$30,000
Audit Related Fees	$ -0-	$ -0-
Tax Fees	$ -0-	$ -0-
All Other Fees	$ -0-	$ -0-
Total	$20,000	$30,000

Audit Fees were for professional services for auditing and reviewing the Company's financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

Financial Statements:

__

Balance Sheets

__

Statements Of Operations

__

Statements Of Stockholders' Deficits

__

Statements Of Cash Flows

__

Notes to  Financial Statements

__

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

Date:   July 24, 2017

By /s/ William Westbrook

William Westbrook

Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Westbrook WILLIAM WESTBROOK	President, Chief Executive Officer and Director (Principal Executive Officer)	July 24, 2017
/s/ Ronald Vega RONALD VEGA	Treasurer, Chief Financial Officer and Director (Principal Financial/Accounting Officer)	July 24, 2017

Exhibit Index

3.1	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to the Registrant's Report on Form 8-K dated September 7, 2004).
3.2	Amended of Articles of Incorporation Changing the Company's Name to Swordfish Financial, Inc. (previously filed as Exhibit 3.1 to the Registrant's Report on Form 8-K filed September 4, 2009).
3.3

Amendment of Articles of Incorporation – Increasing Authorized Shares of Common Stock to 500,000,000 shares and Preferred Stock to 50,000,000 shares (filed as Exhibit 3.1 to Registrant's Report on Form 8-K dated November 12, 2010).

3.4	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Registrant's Report on Form 8-K dated September 7, 2004).
3.5

Amended and Restated Articles of Incorporation changing the Company's name to SoOum Corp. and initiating a 1,000 to 1 reverse stock split.  (previously filed as an exhibit to the Registrant's Information Statement dated August 12, 2015).

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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

SOOUM CORP.

New York, New York

FINANCIAL REPORTS
AT
DECEMBER 31, 2016

SOOUM CORP. New York, New York
Table of Contents	PAGE

Report of Independent Registered Public Accountant	F-2

Consolidated Balance Sheet at December 31, 2016	F-3

Consolidated Statement of Operations for the Three Months Ended December 31, 2016	F-4

Consolidated Statement of Stockholders' Deficit for the Three Months Ended December 31, 2016	F-5

Consolidated Statement of Cash Flows for the Three Months Ended December 31, 2016	F-6

Notes to Consolidated Financial Statements	F-7-25

Western Grade, LLC Fianancial Statements and Notes	G-1-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SoOum Corporation

We have audited the accompanying consolidated balance sheet of SoOum Corporation (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SoOum Corporation as of December 31, 2016, and the results of its operations and its cash flows for the three months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note N to the consolidated financial statements, although the Company has established a source of revenues to cover certain of its operating costs, it incurred a loss in 2016 and cannot support a salary for its chief executive officer.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter is also described in Note N to the consolidated financial statements. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

HALL & COMPANY Certified Public Accountants and Consultants

Irvine, CA

July 24, 2017

SoOum Corp.
New York, New York

CONSOLIDATED BALANCE SHEET

December 31,
2016

ASSETS
Current Assets
Cash and Cash Equivalents	$ 122,921
Accounts Receivable - Net of Allowance for Doubtful Accounts	112,929
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	3,628
Employee Advances	5,089
Notes Receivable - Related Parties	147,091

Total Current Assets	391,658

Property and Equipment - Net of Accumulated Depreciation	384,590

Intangibles - Net of Accumulated Amortization	532,500
Goodwill	2,537,697

Total Assets	$ 3,846,445

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Line of Credit	$ 977,933
Notes Payable - Current Portion	496,671
Notes Payable - Related Parties	1,397,265
Accounts Payable	1,633,811
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	32,957
Accrued Expenses	3,044,640
Customer Deposit	3,905
Judgements Payable	1,147,203
Stock Payable	5,000
Convertible Debt - Net of Discounts	486,460
Derivative Liability	641,271

Total Current Liabilities	9,867,116

Other Liabilities
Notes Payable - Net of Current Portion	78,808

Total Liabilities	9,945,924

Stockholders' Deficit

Common Stock - $.0001 Par; 5,000,000,000 Shares Authorized,
1,062,696,295 Issued and Outstanding	106,270
Preferred Stock: $0.0001 Par; 50,000,000 Shares Authorized,
25,000,000 Issued and Outstanding	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized,
9,100,000 Issued and Outstanding	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,
1,690,000 Issued and Outstanding	169
Additional Paid-In-Capital	14,445,510
Accumulated Deficit	(20,654,838)

Total Stockholders' Deficit	(6,099,479)

Total Liabilities and Stockholders' Deficit	$ 3,846,445

 The accompanying notes are an integral part of these consolidated financial statements

SoOum Corp.
New York, New York

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended December 31, 2016

Revenues, Net	$ 638,660

Cost of Sales	629,812

Gross Profit	8,848

Expenses
General and Administrative	149,841

Total Expenses	149,841

Loss Before Other Income and (Expense)	(140,993)

Other Income and (Expense)
Change in Fair Value of Derivative	307,944
Extinguishment of Debt	(497,295)
Other	(1,017)
Interest Expense	(20,296)
Interest Income	4,800

Total Other Income and (Expense), Net	(205,864)

Loss from Operations Before
Provision for Taxes	(346,857)

Provision for Taxes	—

Net Loss	$ (346,857)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	874,719,839

Net Loss Per Common Share - Basic & Diluted	($0.00)

 The accompanying notes are an integral part of these consolidated financial statements

SoOum Corp.
New York, New York

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended December 31, 2016

Cash Flows from Operating Activities

Net Loss	$ (346,857)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	7,500
Depreciation	53,778
Loss on Sale of Assets	857
Loss on Debt Extinguishment	497,295
Interest Expense on Derivative and Discounts	4,536
Change in Fair Value of Derivative	(307,944)
Changes in Assets and Liabilities:
Accounts Receivable	185,644
Other	9,911
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	(1,653)
Accounts Payable	374,430
Accrued Expenses	(460,729)
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(35,402)

Net Cash Flows Used In Operating Activities	(18,634)

Cash Flows From Investing Activities
Proceeds from Sale of Equipment	2,000
Cash Acquired in Purchase of Western Grade	118,142
Cash Received on Notes Receivable	5,000

Net Cash Flows Provided by Investing Activities	125,142

Cash Flows From Financing Activities
Borrowings on Line of Credit, Net	18,845
Proceeds from Notes Payable, net	1,986
Repayment of Convertible Notes Payable	(12,020)
Cash Proceeds from Sale of Common Stock	500

Net Cash Flows Used In Financing Activities	9,311

Net Change in Cash and Cash Equivalents	115,819

Cash and Cash Equivalents - Beginning of Period	7,102

Cash and Cash Equivalents - End of Period	$ 122,921

Cash Paid During the Period for:
Interest	—
Income Taxes	—

Non Cash Investing and Financing Activities:
Intangibles Acquired	$ 540,000
Goodwill Acquired	$ 2,537,697
Net Tangible Liabilities Acquired	$ 852,697
Fair Value of Beneficial Conversion Feature	$ 35,500
Common Stock Issued Upon Conversion of Notes Payable	$ 27,265
Reclassification of Derivative to Additional Paid in Capital	$ 308,044
Conversion of Accrued Expenses to Common Stock	$ 45,000
Conversion of Preferred Stock to Common Stock	$ 46,120

 The accompanying notes are an integral part of these consolidated financial statements

SoOum Corp.
New York, New York

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE THREE MONTHS ENDED DECEMBER 31 2016

	Common Stock		Preferred Stock		Preferred Stock - Class B		Preferred Stock - Class C		Preferred Stock - Class D		Additional		Total
	$ .0001 Par		$ .0001 Par		$ .0001 Par		$ .0001 Par		$ .0001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - October 1, 2016	106,817,927	10,682	25,000,000	2,500	9,100,000	910	1,690,000	169	3,441,000	344	11,899,445	(20,307,981)	(8,393,931)

Common Stock Issued for Note Payable Conversions	59,053,368	5,905	—	—	—	—	—	—	—	—	21,360	—	27,265

Common Stock Issued to Relieve Accrued Expenses	15,000,000	1,500	—	—	—	—	—	—	—	—	43,500	—	45,000

Purchase of Western Grade	445,000,000	44,500	—	—	—	—	—	—	—	—	2,180,500	—	2,225,000

Cash Purchase of Stock	625,000	63	—	—	—	—	—	—	—	—	437	—	500

Reclassification of Derivative Liability to APIC	—	—	—	—	—	—	—	—	—	—	308,044	—	308,044

Estimated Fair Value of Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	35,500	—	35,500

Conversion of Series D Preferred Stock	436,200,000	43,620	—	—	—	—	—	—	(3,441,000)	(344)	(43,276)	—	—

Net Loss	—	—	—	—	—	—	—	—	—	—	—	(346,857)	(346,857)

Balance - December 31, 2016	1,062,696,295	$106,270	25,000,000	$ 2,500	9,100,000	$ 910	1,690,000	$ 169	—	$ —	$ 14,445,510	$(20,654,838)	$ (6,099,479)

 The accompanying notes are an integral part of these consolidated financial statements

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company

SoOum Corp., formerly known as Swordfish Financial, Inc., (a Texas Corporation), acquired 80% of the outstanding common stock of Nature Vision, Inc. pursuant to a stock acquisition/merger agreement on August 14, 2009. As a result of the merger, Nature Vision changed its name to Swordfish Financial, Inc. (“Swordfish”).

On September 23, 2014, Swordfish entered into a Securities Purchase Agreement with 100% of the common stock shareholders (the “Sellers”) of SoOum Corp.  Upon the closing of the transaction on November 10, 2014, SoOum Corp. shareholders transferred all of their outstanding shares of common stock to SoOum Holdings, Inc., a wholly owned subsidiary of Swordfish.  In consideration, Swordfish issued 9,100,000 shares of its Class B Preferred stock and 1,690,000 shares of its Class C preferred Stock.  The Class B Preferred Stock is convertible at the rate of 1 common share to 1.  The Class C Preferred Stock is convertible at the rate of 10 common shares to 1.  Class B and Class C have voting rights of 1,000 to 1 per share. As a result of the merger Swordfish Financial, Inc. changed its name to SoOum Corp.

Effective with the merger, SoOum Corp. changed its business focus to international commodity trading arbitrage.  The Company will use its own proprietary technology to identify and exploit arbitrage opportunities.  SoOum also plans to distribute trade intelligence to global subscribers in order to solve supply shortages and bring new business to local manufacturers.

Material Definitive Agreement

On August 25, 2016, SoOum Corp (the “Predecessor”) entered into a Securities Purchase Agreement with one hundred percent (100%) of the members (the “Sellers”) of Western Grade LLC (the “Successor” or “WG”).   Upon the closing of the transaction on October 6, 2016 (for accounting purposes), Western Grade LLC members transferred all of their outstanding ownership interests to SoOum Corp. In consideration, SoOum Corp. issued 445,000,000 shares of common stock to the Sellers. The common stock received by the members of Western Grade LLC, represent an ownership interest in SoOum Corp of approximately 42%.  Western Grade LLC is now a wholly owned subsidiary of SoOum Corp. See Form 8-K filed by SoOum Corp. on October 6, 2016 for more detail.

The acquisition method of accounting was used to record assets acquired and liabilities assumed by Successor.  Such accounting generally results in increased amortization and depreciation reported in future periods.  Accordingly, the consolidated financial statements of the Predecessor and Successor are not comparable in all material respects since those consolidated financial statements report financial position, results of operations, and cash flows of these two separate entities.  Western Grade's fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as intangible assets, including an allocation to goodwill.

For periods after the acquisition of Western Grade (since October 6, 2016), our financial results are referred to as “Successor” and its results of operations combines SoOum Corp. operations and Western Grade's operations.  For periods prior to the acquisition of Western Grade our financial results are referred to as “Predecessor” and its operations includes only the operations of Western Grade.

Successor

Western Grade LLC was formed as an Arizona Limited Liability Company in 2001.  The latest date this entity can dissolve is December, 2050.  WG operates as a general industrial contractor within the State of Arizona. Contracts are performed on a fixed price; fixed price per-unit; and a time and material basis. Additionally, WG provides transportation services, primarily hauling and delivering material aggregates.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company – continued

Principles of Consolidation

The consolidated financial statements include the accounts of SoOum Corp., and its wholly owned subsidiaries; Nature Vision, Inc., Western Grade and SoOum (collectively the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

The Company currently operated in two business segments.

NOTE B – Summary of Significant Accounting Policies

Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below.

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America.  As of December 31, 2016, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.  It is the Company's policy to recognize any interest and penalties in the provision for taxes.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – Summary of Significant Accounting Policies- continued

Use of Estimates

The preparation of financial statements in conformity with ”GAAP” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The more significant assumptions by management include among others: allowance for doubtful costs and estimated earnings in of billings on contracts, billings in excess of costs and earnings on uncompleted contracts, fair value of derivative liabilities, recovery of goodwill, the valuation of equity based instruments and their beneficial conversion features.  Actual results could differ from those estimates.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Accounts Receivable

Contract receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. Allowance for doubtful accounts was approximately $4,000 at December 31, 2016.

Property, Equipment and Depreciation

Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

Construction Equipment and Trucks

5 - 7 Years

Office Equipment

3 - 7 Years

Maintenance and repairs are charged to expense.  The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature or effective interest rates.

Long-Lived Assets

The Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the three months ended December 31, 2016, the Company did not recognize any impairment of our long-lived assets.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – Summary of Significant Accounting Policies – continued

Revenue Recognition

The Company follows the percentage of completion method of accounting for construction contracts. Income is recognized in the ratio that costs incurred bears to estimated total costs.  That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs and income recognized is shown as a current liability.

Revenue from cost-plus and time and material contracts are recognized currently as the work is performed and billed.  Revenue from transportation services is recognized currently as the work is performed and billed.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

For its non-construction contracts the Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Advertising Expense

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $1,000 for the three months ended December 31, 2016.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – Summary of Significant Accounting Policies – continued

Earnings per Share

Earnings per share of common stock are computed in accordance with the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings per Share”.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

Employee Stock Based Compensation

Stock based compensation issued to employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

Non-Employee Stock Based Compensation

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Goodwill

Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business.

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

Concentrations, Risks, and Uncertainties

Seasonality

The business is subject to substantial seasonal fluctuations.  Historically, a significant portion of net sales and net earnings have been realized during the period from April through October.

Reportable Segments

Our reporting segments consist of:  a) Arbitrage; and b) Construction Services; Our Chief Executive Officer has been identified as the chief decision maker.  Our operations are conducted primarily within the United States of America

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04.  The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted.  We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1.  The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years.  Adoption of this ASU is not expected to have a significant impact on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15.  Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Adoption of this ASU will not have a significant impact on our statement of cash flows.

FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)” – In May 2016, the FASB issued 2016-12.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” – In May 2016, the FASB issued 2016-11, which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction.  This conclusion impacts whether an entity reports revenue on a gross or net basis.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards - continued

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled.  It also will allow entities to make a policy election to account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not expect this standard will have a significant impact on our consolidated financial statements and related disclosures.

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard.  This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-17 ”Income Taxes (Topic 740)” – In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. We will apply this guidance to any business combinations that may occur.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards - continued

FASB ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

NOTE E – Notes Receivable, net – Related Parties

Notes receivable related parties consist of the following.  All notes are due on demand.

December 31, 2016
Notes Receivable
Western Capital PIT – 100% Owned by Shareholder	$ 156,231
Notes Payable
Western Materials – 50% Owned by Shareholder	(9,140)

Total Notes Receivable, net – Related Parties	$ 147,091

NOTE F – Acquisition of Western Grade and Intangibles

On October 6, 2016, the Company exchanged each issued and outstanding share of membership interest of Western Grade, LLC (the "Acquisition") for the issuance of common shares of SoOum Corp. Upon the closing of the Acquisition, the Company received all of the operating assets of WG.

With the acquisition of WG, the Company plans to stabilize cash flow of SoOum and utilize WG for strategic growth.

The purchase price of WG was the issuance 445,000,000 shares of common stock valued at $2,225,000 (based on the Company's stock price on the date of issuance). The Company accounted for the Acquisition using the acquisition method of accounting.

Total Purchase Consideration:
Estimated fair value of common stock	$2,225,000
$2,225,000

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – Acquisition of Western Grade and Intangibles - continued

 The following table approximates the estimated fair values of the tangible and intangible assets acquired as of the date of acquisition:

Net assets acquired:
Current assets	$576,000
Equipment	441,000
Other assets	––
Current liabilities	(1,544,000)
Other liabilities	(326,000)
Marketing related	240,000
Customer list	300,000
Goodwill	2,538,000
$2,225,000

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

Intangibles are recorded at cost. Marketing is not amortized as the life is indefinite.  Customer List is amortized over a 10 year life.

December 31, 2016

Marketing Related	$ 240,000
Customer List	300,000
540,000
Less: Accumulated Amortization	(7,500)

Net Intangibles	$ 532,500

Amortization expense for the three months ended December 31, 2016 was $7,500.

As with all acquisitions, there are numberous challenges to integrating such businesses. As SoOum and WG operate in different industries, the streamlining of processes and procedures is challenging. Although management of the Company desires efficient operations between the entities, such operations could be impractical and result in ineffective or ceased operations.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – Property and Equipment

Property and equipment are recorded at cost and consisted of the following:

December 31, 2016

Construction Equipment and Trucks	$ 2,827,516
Office Equipment	67,966
$ 2,895,482
Less: Accumulated Depreciation	(2,510,892)

Net Property and Equipment	$ 384,590

Depreciation expense for the three months ended December 31, 2016 was $53,152.

Note H – Cost, Estimated Profits and Billings on Uncompleted Contracts

Costs, estimated profits and billings on uncompleted contracts consisted of the following:

December 31, 2016

Costs Incurred on Uncompleted Contracts	$ 115,632

Estimated Profits	14,100

Total	129,732

Billings on Uncompleted Contracts	(159,061)

$ (29,329)

Included in the Balance Sheet Under the Following Captions:

Costs and Estimated Profits in Excess of Billings on Uncompleted Contacts	$ 3,628

Billings in Excess of Costs and Estimated Profits on Uncompleted Contracts	(32,957)

Total	$ (29,329)

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Notes Payable

Notes payable consisted of the following:

December 31, 2016
Jeff Zernov (Former Chief Executive Officer) (a)
Payable August 17, 2010 at 15% Interest.	$ 290,000

Castaic (a)
Installment note payable annually at $17,171 including interest at 8.0% from January 2009 through January 2011.	30,620

Installment note payable monthly at $1,175 including interest at 8.0% from February 2008 through January 2011.	20,246

Innovative Outdoors (a)
Installment note payable monthly at $4,632 including interest at 7.0% from August 2008 through July 2011.	100,555

ALLY
Installment note payable of $773 per month including interest at 4%. Secured by vehicle.	19,271

Catapillar Financial Services
Installment note payable of $2,116 per month including interest at 4.42%. Secured by equipment.	59,036

Chase
Installment note payable of $748 per month including interest at 7.04%. Secured by vehicle.	11,034

John Deere
Installment note payable of $1,505 per month including interest at 8.4%. Secured by equipment.	44,717

Total Notes Payable	575,479

Less: Current Portion	496,671

Notes Payable – Net of Current Portion	$ 78,808

(a) The Company no longer has contact with these holders and, accordingly, has not accrued interest on such notes since 2014.  Such accrual would have increased accrued expenses by approximately $13,652 at December 31, 2016 and increased interest expense by approximately $13,652 for the three months then ended.

Interest expense on notes payable for the three months ended December 31, 2016 was $14,375.

The Company has a line of credit with Peoples United Equipment Finance in the amount of $1,010,016 bearing interest at 7.25%. The outstanding balance at December 31, 2016 was $843,565.

The Company has a line of credit with National Bank in the amount of $150,000 bearing interest at 2.5%. The outstanding balance at December 31, 2016 was $134,368.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual maturities of notes payable for the five years succeeding December 31, 2016 are as follows:

2017	2018	2019	2020	2021	Thereafter
$ 496,671	$ 52,046	$ 26,762	$ ––	$ ––	$ ––

NOTE J – Convertible Promissory Notes Payable

As of December 31, 2016, the Company has outstanding nine (9) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 10% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company.  Conversion prices vary based on the agreements and have various discount rates and terms. Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

The conversion rights embedded in the Notes are accounted for as derivative financial instruments because of the down round feature of the conversion price.  The embedded conversion feature was valued at the date of issuance and each reporting period using the Black-Scholes-Merton options pricing model with the following assumptions:  risk free interest rates ranging from .07% to .45%, contractual expected life of six (6) to twelve (12) months, expected volatility of 185% to 931%, calculated using the historical closing price of the company's common stock, and dividend yield of zero, resulting in fair market value.

The Company had convertible debentures outstanding as follows:

	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
September 1, 2015 - Debenture	327,873	––	327,873
December 3, 2015 - Debenture	11,667	––	11,667
August 29, 2016 - Debenture	20,000	––	20,000
August 29, 2016 - Debenture	24,000	––	24,000
December 8, 2016 - Debenture	35,500	(30,965)	4,535
December 13, 2016 - Debenture	15,000	––	15,000

Total Convertible Debentures	$ 517,425	$ (30,965)	$ 486,460

In connection with the issuance of the note payable on December 8, 2016, the Company recorded a beneficial conversion feature of $35,500 based on the fixed conversion terms of such instrument.  During the three months ended December 31, 2016, the Company amortized approximately $4,500 to interest expense.

Note K – Related Party Transactions

During the three months ended December 31, 2016 the Company purchased materials for approximately $13,000 from Western Materials a company partially owned by a shareholder of the Company.  Additionally, the Company subleases its office and yard from Western Materials on a month to month basis. Total rent expense during the three months ended December 31, 2016 was approximately $7,000.

The Company leases a vehicle and equipment from a shareholder of the Company on an as needed basis. Rent expense was approximately $5,000 for the three months ended December 31, 2016.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K – Related Party Transactions - continued

Notes payable – Related Parties consisted of the following:

The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,347,828 of accrued interest in accrued expenses at December 31, 2016.

December 31, 2016

R Kiphart – Former Member of Board of Directors - Unsecured	$ 1,045,000
R Kiphart – Former Member of Board of Directors - Secured	50,000
Joy Gillespie- Shareholder	139,078
Miscellaneous (a)	163,187

Total Notes Payable - Related Parties	$ 1,397,265

(a) The Company no longer has contact with these holders and, accordingly, has not accrued interest on such notes since December 2015. Such accrual would have increased accrued expenses by approximately $164,248 December 31, 2016 and increased interest expense by approximately $41,062 for the three months then ended.

At December 31, 2016, the Company owes a stockholder approximately $140,000.  The borrowings are in default and all amounts under the note are due and payable.  The note accrues interest at 5.16%.

Note L – Leases

The Company leases its corporate office space on an annual basis. Rent for the three months ended December 31, 2016 was $1,200.

In October 2016, the Company entered into a lease for WG's office. The terms of the base require monthly payments of $5,000 from October 1, 2016 through September 30, 2018.

Note M – Backlog

The estimated gross revenue to be received on signed contracts at December 31, 2016 was $117,000. This represents three (3) contracts awarded at December 31, 2016 and yet to be completed.

Note N – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital and has incurred an operating loss during the three months ended December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management hopes to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – Accrued Expenses

Accrued Expenses consisted of the following at December 31, 2016:

December 31,
2016

Consulting Fees	$ 765,379
Interest	1,681,011
Miscellaneous	598,250

Total Accrued Expenses	$ 3,044,640

NOTE P – Stockholders' Equity

Increase in Authorized Shares

On February 6, 2017, the shareholders approved an amendment to the Company's articles of Incorporation to increase the number of authorized common stock to 20,000,000,000 shares from 5,000,000,000 shares.

Preferred Stock

In June 2011, the board of directors approved the designation of 25,000,000 shares of preferred stock, par value $0.0001 per share, of the Company as Class A Preferred Stock. The Class A Preferred stock receive no dividends or liquidation preferences. Each share is entitled to the equivalent of 100 votes of common stock. Each share of Class A is convertible at a ratio of .01 share of Class A for 10 share of common.

In September 2014, the board of directors approved the designation of 10,000,000 shares of preferred stock, par value $0.0001 per share, of the Company as Class B Preferred Stock. The Class B Preferred stock receives no dividends or liquidation preferences. Each share is entitled to the equivalent of 1,000 votes of common stock. Each share of Class B is convertible at a ratio of 1 share of Class B for 1 share of common.

In September 2014, the board of directors approved the designation of 10,000,000 shares of preferred stock, par value $0.0001 per share, of the Company as Class C Preferred Stock. The Class C Preferred stock receives no dividends or liquidation preferences. Each share is entitled to the equivalent of 10,000 votes of common stock. Each share of Class C is convertible at a ratio of 1 share of Class C for 10 share of common.

In January 2016, the board of directors approved the designation of 10,000,000 shares of preferred stock, par value $0.001 per share, of the Company as Class D Preferred Stock. The Class D Preferred stock participate in dividends declared on the Company's common stock on the basis of 1,000 shares of common per share of Class D and have no liquidation preference. Each share is entitled to the equivalent of 1,000 votes of common stock.  Each share of Class D is convertible at a ratio of 1 share of Class D for 1,000 shares of common.

•

In January 2016, the Company issued 3,441,000 shares of Class D as compensation for services rendered.  The Company recorded approximately $4,000,000 of expense related to such issuance.

•

In October 2016, the holders of the Class D converted all outstanding shares into 436,200,000 shares of the Company's common stock, foregoing any additional shares owed under the stated conversion terms.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

On October 13, 2015, the Company resolved to adopt the Employees, Directors and Consultants Stock Plan for the Year 2015.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining employees, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their fees or salaries in the form of shares of the Company's common stock.  500,000,000 shares of common stock are registered to this plan at an offering price of $0.0001.  The Plan expired on January 1, 2017.

During the three months ended December 31, 2016, the Company issued 59,053,368 shares of common stock for the conversion of debt and accrued interest of approximately $27,000.

During the three months ended December 31, 2016, the Company issued 15,000,000 shares of common stock for services rendered.  The estimated fair value of such shares was approximately $45,000, which was expensed upon issuance.

During the three months ended December 31, 2016, the Company issued 445,000,000 shares of common stock for the acquisition of WG (see Note F).

During the three months ended December 31, 2016, the Company issued 625,000 shares of its common stock for cash in the amount of $500.

NOTE Q – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at December 31, 2016 are $1,147,203.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R – Fair Value

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

The following liabilities were valued at fair value as of December 31, 2016. No other items were valued at fair value on a recurring or non-recurring basis as of December 31, 2016.

December 31, 2016		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 641,271	$ 641,271

Total		$ ––	$ ––	$ 641,271	$ 641,271

The following table presents the approximate changes in fair value of the Company's embedded conversion features (See Note J) measured at fair value on a recurring basis for the three months ended December 31, 2016.

Balance – October 1, 2016	$ 759,964
Issuance of Embedded Conversion Feature	497,295
Change in Fair Value	(307,944)
Reclassification to Additional Paid in Capital	(308,044)

Balance – December 31, 2016	$ 641,271

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S – Income Taxes

For the three months ended December 31, 2016, the Company incurred net losses and therefore has no tax liability. The Company's net operating loss carry-forwards may be carried forward and can be used through the year 2036 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the three months ended December 31, 2016:

Income tax benefit attributable to:
Net loss	346,857
Permanent differences	––
Valuation allowance	(346,857)
Net provision for income tax	––

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2016:

Deferred tax asset attributable to:
Net operating loss carryover	$ 3,085,784
Valuation allowance	(3,085,784)
Net deferred tax asset	––

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2010 through 2015 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination and currently does not have any ongoing tax examinations.

SOOUM CORP.

New York, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T – Segment Reporting

The Company's operations are organized into two segments: Construction and Arbitrage.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Three Months ended December 31, 2016

	Construction	Arbitrage	Total
Revenues	$638,576	$84	$638,660
Costs and expenses	(629,667)	(145)	(629,812)
Interest expense	(14,328)	(5,968)	(20,296)
	$(5,419)	$(6,029)	(11,448)
Corporate expenses			(335,409)
		Net loss	$(346,857)

Total assets
Construction	776,156
Arbitrage	92
Corporate	3.070,197
$3,846,445

NOTE U – Subsequent Events

Subsequent to year ended December 31, 2016 the Company issued 966,548,800 shares of common stock. This stock was issued to pay vendors and for conversions of notes payable.  The company also received $191,500 in debt proceeds subsequent to December 31, 2016.

=================================================================================================================

Western Grade, LLC

FINANCIAL REPORTS
AT
DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Western Grade LLC

We have audited the accompanying balance sheets of Western Grade LLC (the “Company”) as of September 30, 2016 and December 31, 2015, and the related statements of operations, cash flows and changes in members' deficit for the nine months and year then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and December 31, 2015, and the results of its operations and its cash flows for the nine months and year then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note K to the financial statements, although the Company has established a source of revenues to cover certain of its operating costs, it incurred a loss in 2015 and 2016 and had a working capital deficit at September 30, 2016 and December 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter is also described in Note K to the financial statements. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

HALL & COMPANY Certified Public Accountants and Consultants

Irvine, CA

July 24, 2017

Western Grade LLC

BALANCE SHEETS

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and Cash Equivalents	$ 118,142	$ 93,375
Accounts Receivable - Net	244,148	780,343
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	1,975	—
Investment	5,000	5,000
Notes Receivable - Related Parties	152,366	162,193

Total Current Assets	521,631	1,040,911

Property and Equipment - Net	441,225	696,256

Total Assets	$ 962,856	$ 1,737,167

LIABILITIES AND MEMBERS' DEFICIT

Liabilities
Current Liabilities
Line of Credit	$ 959,088	$ 795,268
Notes Payable - Current	59,751	91,629
Accounts Payable	414,839	637,150
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	68,359	138,440
Accrued Expenses	41,658	11,210

Total Current Liabilities	1,543,695	1,673,697

Other Liabilities
Notes Payable - Net of Current Portion	72,321	198,662
Note Payable - Member	253,687	84,998

Total Liabilities	1,869,703	1,957,357

Total Members' Deficit	(906,847)	(220,190)

Total Liabilities and Members' Deficit	$ 962,856	$ 1,737,167

 The accompanying notes are an integral part of these financial statements

Western Grade LLC

STATEMENTS OF OPERATIONS

	For the Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015

Revenues, Net	$ 2,399,280	$ 4,905,004

Cost of Sales	1,983,804	4,254,201

Gross Profit	415,476	650,803

Expenses
General and Administrative	1,106,408	1,056,956

Total Expenses	1,106,408	1,056,956

Loss Before Other Income	(690,932)	(406,153)

Other Income and (Expense)
Gain on Sale of Assets	17,046	34,794
Interest Income	3,404	4,746
Interest Expense	(21,162)	(64,188)
Leased Employee Income	22,394	—

Total Other Income and (Expense)	21,682	(24,648)

Loss from Operations Before
Provision for Taxes	(669,250)	(430,801)

Provision for Taxes	—	—

Net Loss for the Period	$ (669,250)	$ (430,801)

 The accompanying notes are an integral part of these financial statements

Western Grade LLC

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015

Cash Flows from Operating Activities

Net Loss for the Period	$ (669,250)	$ (430,801)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Bad Debts (Recovery)	—	(4,357)
Depreciation	167,334	238,179
Gain on Sale of Assets	(17,046)	(17,000)
Changes in Assets and Liabilities:
Accounts Receivable	536,195	(271,244)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	(1,975)	34,537
Accounts Payable	(222,311)	250,993
Accrued Expenses	30,449	(5,165)
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(70,081)	219,620
Customer Deposits	—	(22,356)

Net Cash Flows Used In Operating Activities	(246,685)	(7,594)

Cash Flows From Investing Activities
Proceeds from Sale of Equipment	105,000	95,000
Purchase of Property and Equipment	—	(136,700)
Investment	—	(5,000)
(Increase) Decrease in Notes Receivable - Net	9,827	(3,994)

Net Cash Flows Provided by (Used In) Investing Activities	114,827	(50,694)

Cash Flows From Financing Activities
Proceeds from Notes Payable	1,010,016	1,250,191
Proceeds from Notes Payable Member	178,431	206,613
Repayment of Notes Payable	(1,004,415)	(1,206,382)
Repayment of Notes Payable - Member	(10,000)	(121,615)
Member Distributions	(17,407)	(82,639)

Net Cash Flows Provided by Financing Activities	156,625	46,168

Net Change in Cash and Cash Equivalents	24,767	(12,120)

Cash and Cash Equivalents - Beginning of Period	93,375	105,495

Cash and Cash Equivalents - End of Period	$ 118,142	$ 93,375

Cash Paid During the Period for:
Interest	—	—
Income Taxes	—	—

 The accompanying notes are an integral part of these financial statements

Western Grade LLC

STATEMENTS OF CHANGES IN MEMBERS' DEFICIT

Balance - January 1, 2015	293,250

Members' Distributions	(82,639)

Net Loss	(430,801)

Balance - December 31, 2015	(220,190)

Members' Distributions	(17,407)

Net Loss	(669,250)

Balance - September 30, 2016	$ (906,847)

 The accompanying notes are an integral part of these financial statements

Western Grade LLC

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE A – Organization and Operations

Material Definitive Agreement

On August 25, 2016, SoOum Corp entered into a Securities Purchase Agreement with one hundred percent (100%) of the members (the "Sellers") of Western Grade LLC "Predecessor". Upon the closing of the transaction on October 6, 2016, Western Grade LLC members transferred all of their outstanding ownership interests to SoOum Corp ("Successor"). In consideration, SoOum Corp. issued 445,000,000 shares of common stock to the Sellers. The common stock received by the members of Western Grade LLC, represent an ownership interest in SoOum Corp of approximately 42% at that time. Effective October 1, 2016 (for accounting purposes), Western Grade LLC is now a wholly owned subsidiary of SoOum Corp. See Form 8-K filed by SoOum Corp. on October 6, 2016 for more detail.

The acquisition method of accounting was used to record assets acquired and liabilities assumed by Successor.  Such accounting generally results in increased amortization and depreciation reported in future periods.  Accordingly, the financial statements of the Predecessor and Successor are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of these two separate entities.  Western Grade's fixed assets and identifiable intangible assets acquired were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

For periods after the acquisition of Western Grade (since October 1, 2016), our financial results will be referred to as “Successor” and its results of operations combines SoOum Corp. operations and Western Grade's operations.  For periods prior to the acquisition of Western Grade our financial results will be referred to as “Predecessor” and its operations includes only the operations of Western Grade.

Predecessor

Western Grade LLC (the “Company”) was formed as an Arizona Limited Liability Company in 2001.  The latest date this Company can dissolve is December, 2050.  The Company operates as a general industrial contractor within the State of Arizona. Contracts are preformed on a fixed price; fixed price per-unit; and a time and material basis.  Additionally, the Company provides transportation services, primarily hauling and delivering material aggregates.

NOTE B – Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

The Company currently operated in one business segment.  The Company is not organized by market and is managed and operated as one business.  A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business.  The Company does not currently operate any separate lines of businesses or separate business entities.

NOTE C – Summary of Significant Accounting Policies

Summary of Accounting Policies

Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below.

Western Grade LLC

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE C – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Income Taxes

The Company, with the consent of its members, elected under the Internal Revenue Code to be an S Corporation, effective January 1, 2006.  Accordingly, the shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income.  Therefore no provision or liability for federal income taxes has been included in these financial statements.

The Company's federal and state income tax returns are subject to possible examination by the taxing authorities until the expiration of the related statutes of limitation on those returns.  In general, the federal and state tax returns have, respectively, a three and four-year statute of limitations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contract Receivables

Contract receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to contract receivables. Allowance for doubtful accounts was $58,000 and $2,000 at September 30, 2016 and December 31, 2015, respectively.

Property, Equipment and Depreciation

Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

Construction Equipment and Trucks

5 - 7 Years

Office Equipment

3 - 7 Years

Maintenance and repairs are charged to expense.  The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

Sales Tax

The State of Arizona and other local governments impose a transaction privilege (sales) tax on contracts the Company is deemed to be the prime contractor.  The Company performs work as both a general (prime) contractor, and as a subcontractor to other general contractors.

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates.

Western Grade LLC

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE C – Summary of Significant Accounting Policies – continued

Long – Term Construction Contracts

The Company follows the percentage of completion method of accounting for construction contracts. Income is recognized in the ratio that costs incurred bears to estimated total costs.  That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.  Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs and income recognized is shown as a current liability.

Revenue from cost-plus and time and material contracts are recognized currently as the work is preformed and billed.  Revenue from transportation services is recognized currently as the work is performed and billed.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

Advertising Expense

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying statements of operations. Advertising costs were approximately $8,630 and $41,013 for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet, if material. During the nine months ended September 30, 2016 year ended December 31, 2015, we did not recognize any impairment of our long-lived assets.

Pending Accounting Pronouncements

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company's financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

Western Grade LLC

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE C – Summary of Significant Accounting Policies – continued

Fair Value of Financial Instruments

The Company follows the guidance of ASC 820:  Fair Value Measurement and Disclosure.  Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs by used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company's assumptions about the factors market participants would use in valuing the asset or liability.  The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2.  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Pursuant to ASC No. 820 “Fair Value Measurement and Disclosures,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short term nature of these financial instruments.

NOTE D –Notes Receivable – Related Parties

Notes receivable related parties consist of the following.  All notes are due on demand.

	September 30, 2016	December 31, 2015

Western Capital PIT – 100% Owned by Member	$ 156,231	$ 156,231

Western Materials – 50% Owned by Member	––	687

Western Materials – 50% Owned by Member (Payable)	(9,140)	––

Jeremy Flores - Member	5,275	5,275

Total Notes Receivable – Related Parties	$ 152,366	$ 162,193

Western Grade LLC

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE E – Property and Equipment

Property and equipment are recorded at cost and consisted of the following:

	September 30,	December 31,
	2016	2015

Construction Equipment and Trucks	$2,831,764	$2,948,245
Office Equipment	72,179	72,179
	$ 2,903,943	$ 3,020,424
Less: Accumulated Depreciation	(2,462,718)	(2,324,168)

Net Property and Equipment	$ 441,225	$ 696,256

Depreciation expense for the nine months ended September 30, 2016 and year ended December 31, 2015 was $167,334 and $238,179, respectively.

NOTE F – Cost, Estimated Profits and Billings on Uncompleted Contracts

Costs, estimated profits and billings on uncompleted contracts consisted of the following:

	September 30,	December 31,
	2016	2015

Costs Incurred on Uncompleted Contracts	$ 152,320	$ 1,052,579

Estimated Profits	29,451	125,858

Total	181,771	1,178,437

Billings on Uncompleted Contracts	(248,155)	(1,316,877)

	$ (66,384)	$ (138,440)

Included in the Balance Sheet Under the Following Captions:

Costs and Estimated Profits in Excess of Billings on Uncompleted Contacts	$ 1,975	$ ––

Billings in Excess of Costs and Estimated Profits on Uncompleted Contracts	(68,359)	(138,440)

Total	$ (66,384)	$ 138,440

Western Grade LLC

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE G - Notes Payable

Notes payable consisted of the following:

	September 30,	December 31,
	2016	2015

Ally
Installment note payable of $773 per month including principal and interest at 4%. Secured by vehicle.	$ 19,012	$ 24,424,

Catapillar Financial Services
Installment note payable of $2,116 per month including principal and interest at 4.42%. Secured by equipment.	54,970	76,133

Chase
Installment note payable of $748 per month including principal and interest at 7.04%. Secured by vehicle.	9,540	15,524

Direct Capital
Installment note payable of $2,287 per month including principal and interest at 4.49%. Secured by equipment.	–––	101,375

Financial Pacific
Installment note payable of $1,179 per month including principal and interest at 8.1%. Secured by equipment.	3,078	13,673

John Deere
Installment note payable of $1,505 per month including principal and interest at 8.4%. Secured by equipment.	45,472	59,162

Total Notes Payable	$132,072	$ 290,291

Less: Current Portion	59,751	91,629

Notes Payble – Net of Current Portion	$ 72,321	$ 198,662

Annual maturities of notes payable for the five years succeeding September 31, 2016 are as follows:

2017	2018	2019	2020	2021	Thereafter
$ 59,751	$ 49,677	$ 22,644	$ ––	$ ––	$ ––

Interest expense for the nine months ended September 30, 2016 and year ended December 31, 2015 was $113,440 and $64,188, respectively.

The Company has a line of credit with Peoples United Equipment Finance in the amount of $1,010,016 bearing interest at 7.25%. The outstanding balance at September 30, 2016 and December 31, 2015 was $959,088 and $795,268, respectively.

Western Grade LLC

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE H – Related Party Transactions

During the nine months ended September 30, 2016 and year ended December 31, 2015 the Company purchased materials for $229,281 and $167,490, respectively, from Western Materials a company related through common ownership.  Additionally, the Company subleases its office and yard from Western Materials on a month to month basis.  Total rent expense during the nine months ended September 30, 2016 and year ended December 31, 2015 was $7,539 and $13,396, respectively.

The Company leases a vehicle and equipment from a member of the Company on an as needed basis. Rent expense was $4,925 and $12,380 for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively.

At December 31, 2015 and September 30, 2016, the Company owes a LLC member approximately $85,000 and $153,000, respectively. Per the note agreement, the borrowings are in default and all amounts under the note are due and payable. The note accrues interest at 5.16%.

NOTE I – Leases

The Company leases its office space on an annual basis. Rent for the nine months ended September 30, 2016 and year ended December 31, 2015 was $21,625 and $37,839, respectively.

NOTE J – Backlog

The estimated gross revenue to be performed on uncompleted projects and signed contracts at September 30, 2016 was $499,000.

NOTE K – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred operating losses in 2016 and 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.