Form 10-Q
period 2017-03-31
SoOum Corp.
filed 2017-08-17
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

[   ]  Yes [X]  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of March 31, 2017 was approximately 1,584,245,095.

PART I - FINANCIAL INFORMATION

Item 1:

Financial Statements

3

Condensed Consolidated Balance Sheets – March 31, 2017 (Unaudited) and December 31, 2016

4

Unaudited Condensed Consolidated Statements of Operations – Three Ended March 31, 2016 and 2017

5

Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2016 and 2017 (Unaudited)

6

Notes to Unaudited Condensed Consolidated Financial Statements

7

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 3:

Quantitative and Qualitative Disclosures About Market Risks

20

Item 4:

Controls and Procedures

20

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

21

Item 1A:

 Risk Factors

21

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3:

Defaults Upon Senior Securities

21

Item 4:

Mine Safety Disclosures

21

Item 5:

Other Information

21

Item 6:

Exhibits

22

Signatures

22

SOOUM CORP.

New York, New York

FINANCIAL REPORTS
AT
MARCH 31, 2017

SOOUM CORP.

New York, New York

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016        4

Condensed Consolidated Statements of Operations for the Three Months Ended

  March 31, 2017 and 2016 – Unaudited                                                                                      5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

  March 31, 2017 and 2016 – Unaudited                                                                                      6

Condensed Consolidated Notes to the Financial Statements                                                  7 - 19

3

SoOum Corp.
New York, New York

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and Cash Equivalents	$ 469	$ 92
Accounts Receivable, Net of Allowance for Doubtful Accounts	19,354	—
Prepaid Expenses	15,419	—
Current Assets of Discontinued Operations	—	391,566

Total Current Assets	35,242	391,658

Noncurrent Assets of Discontinued Operations	—	3,454,787

Total Assets	$ 35,242	$ 3,846,445

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Notes Payable - Current Portion	441,421	441,421
Notes Payable - Related Parties	1,258,187	1,258,187
Accounts Payable	1,283,323	1,283,324
Accrued Expenses	3,033,005	2,949,934
Judgements Payable	1,147,203	1,147,203
Stock Payable	—	5,000
Convertible Debt - Net of Discounts	481,451	486,460
Derivative Liability	1,445,700	641,271
Current Liabilities of Discontinued Operations	—	1,652,316

Total Current Liabilities	9,090,290	9,865,116

Other Liabilities
Non Current Portion of Discontinued Operations	—	80,808

Total Liabilities	9,090,290	9,945,924

Stockholders' Deficit
Common Stock - $.0001 Par; 20,000,000,000 Shares Authorized,
1,584,245,095 and 1,062,696,295 Issued and Outstanding, Respectively	158,425	106,270
Preferred Stock: $0.0001 Par; 25,000,000 Shares Authorized,
25,000,000 Issued and Outstanding, Respectively	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized,
9,100,000 Issued and Outstanding, Respectively	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,
1,690,000 Issued and Outstanding, Respectively	169	169
Additional Paid-In-Capital	14,694,723	14,445,510
Accumulated Deficit	(23,911,775)	(20,654,838)

Total Stockholders' Deficit	(9,055,048)	(6,099,479)

Total Liabilities and Stockholders' Deficit	$ 35,242	$ 3,846,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoOum Corp.
New York, New York

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,	2017	2016

Revenues, Net	$ 19,354	$ 2,660

Cost of Sales	14,315	125

Gross Profit	5,039	2,535

Expenses
General and Administrative	402,435	4,055,506

Loss Before Other Income and (Expense)	(397,396)	(4,052,971)

Other Income and (Expense)
Change in Fair Value of Derivative	(403,380)	26,728
Loss on Extinguishment of Debt	(390,254)	—
Interest Expense	(395,678)	(53,154)

Total Other Income and (Expense), Net	(1,189,312)	(26,426)

Loss from Operations Before
Provision for Taxes and Loss from Discontinued Operations	(1,586,708)	(4,079,397)

Provision for Taxes	—	—

Net Loss Before Discontinued Operations	(1,586,708)	(4,079,397)

Loss on Discontinued Operations	(2,625,197)	—

Net Loss for the Period	$ (4,211,905)	$ (4,079,397)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,723,926,296	60,788,382
Net Loss Per Common Share - Basic & Diluted:
Continuing Operations	($0.00)	($0.07)
Discontinued Operations	($0.00)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoOum Corp.
New York, New York

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2017	2016

Cash Flows from Operating Activities

Net Loss for the Period	$ (4,211,905)	$ (4,079,397)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Debt Discount	70,975	3,153
Loss on Extinguishment of Debt	390,254	—
Change in Fair Value of Derivative	403,380	(26,728)
Common Stock Issued for Services	111,000	4,000,000
Common Stock Issued for Commitment Fee	62,344	—
Loss on Discontinued Operations	2,625,197	—
Excess Fair Value of Derivatives	311,036	—
Changes in Assets and Liabilities:
Accounts Receivable	(19,354)	—
Prepaid Expenses	(15,419)	—
Accounts Payable	—	—
Accrued Expenses	81,370	93,994
Judgements Payable	—	8,939

Net Cash Flows Used In Operating Activities	(191,122)	(39)

Cash Flows From Investing Activities
Cash Released in Spin-off of Discontinued Operations	(122,830)	—
Notes Receivable Increase	—	297

Net Cash Flows Provided by Investing Activities	(122,830)	297

Cash Flows From Financing Activities
Proceeds from Notes Payable - Related Parties, net	—	535
Cash Proceeds Received from Issuance of Convertible Notes Payable	191,500	—

Net Cash Flows Provided by Financing Activities	191,500	535

Net Change in Cash and Cash Equivalents	(122,452)	793

Cash and Cash Equivalents - Beginning of Period	122,921	41

Cash and Cash Equivalents - End of Period	$ 469	$ 834

Cash Paid During the Period for:
Interest	—	—
Income Taxes	—	—

Non Cash Investing and Financing Activities:
Derivative Liability Reclassified to APIC	$ 489,725	$ —
Change in Fair Value of Derivative	$ 189,484	$ —
Common Stock Issued Upon the Conversion of Notes Payable	$ 83,299	$ —
The accompanying notes are an integral part of these condensed consolidated financial statements.

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Material Definitive Agreements

Acquisition

On August 25, 2016, SoOum Corp entered into a Securities Purchase Agreement with one hundred percent (100%) of the members (the “Sellers”) of Western Grade LLC (“WG”).   Upon the closing of the transaction on October 6, 2016, WG members transferred all of their outstanding ownership interests to SoOum Corp. In consideration, SoOum Corp. issued 445,000,000 shares of common stock to the Sellers. The common stock received by the members of Western Grade LLC, represent an ownership interest in SoOum Corp of approximately 42% at such time.  WG became a wholly owned subsidiary of SoOum Corp. See Form 8-K filed by SoOum Corp. on October 6, 2016 for more detail.

Initially, for periods after the acquisition of WG (since October 6, 2016), SoOum Corp.’s financial results were referred to as “Successor” and its results of operations combined SoOum Corp. operations and Western Grade’s operations.  For periods prior to the acquisition of WG the financial results were referred to as “Predecessor” and its operations included only the operations of WG.

Spin-Off

On July 28, 2017, the Company signed a Separation Agreement (the “Agreement”) with Ms. Joy Gillespie pursuant to which Ms. Gillespie exchanged her 445,000,000 shares of common stock of SoOum Corp. for 100% of the ownership interests of Western Grade, LLC (“WG”), which were owned by SoOum Corp.  In effect, this transaction reverses the prior acquisition of Western Grade by SoOum Corp., which occurred on October 06, 2016.  The Separation Agreement entered between the parties contains other terms common to a transaction of this nature.  Accordingly, the Company's financial statements will not include the operations of WG from effective date of January 1, 2017, and the related transaction was accounted for as a spin-off of WG as of the effective date. Based on the consideration received (shares of common stock) and the net assets surrendered, the Company recorded a loss on spinoff of approximately $2,600,000, which has been included in loss on discontinued operations in the accompanying statement of operations for the period ended March 31, 2017.

Due to the Agreement, the Company will no longer report WG as the Company's "Predecessor" and all historical financial information of the Company will be that of SoOum Corporation.  WG was only consolidated with SoOum Corporation's financial statements for the period from October 6, 2017 (date of acquisition) through December 31,2016.   The Proforma financial information included below discloses the effects as if the acquisition of WG was not included in the consolidated balance sheet at December 31, 2016 included herein.

	As Reported	Less: WG	ProForma
Current Assets	391,658	391,566	92
Total Assets	3,846,445	3,846,353	92
Current Liabilities	9,867,116	1,652,316	8,214,800
Total Liabilities	9,945,924	1,733,124	8,214,800
Total Equity (Deficit)	(6,099,479)	2,113,229	(8,214,708)

The following financial information presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations at December 31, 2016.

ASSETS
Current Assets:
Cash and Cash Equivalents	$122,829
Accounts Receivable	112,929
Prepaid Expenses and Other Current Assets	155,808
Total Current Assets of Discontinued Operations	391,566
Noncurrent assets of Discontinued Operations	3,454,787
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$3,846,353

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$480,055
Current Portion of Notes Payable	1,033,183
Current Portion of Notes Payable to Related Parties	139,078
Total Current Liabilities of Discontinued Operations	1,652,316
Noncurrent Liabilities of Discontinued Operations	80,808
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$1,733,124

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company – continued

Principles of Consolidation

The consolidated financial statements include the accounts of SoOum Corp., and its wholly owned subsidiaries; Nature Vision, Inc., and SoOum (collectively the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United Stated ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securites and Exchange Commission ("SEC"). The results for the period ended March 31, 2017, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period. Certain items have been reclassified to conform to the current year presentation.

NOTE B – Summary of Significant Accounting Policies

Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. Allowance for doubtful accounts was $-0- and $4,039 (included in discontinued operations) at March 31, 2017 and December 31, 2016, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant assumptions by management include among others: allowance for doubtful accounts, fair value of derivative liabilities, and the valuation of equity based instruments. Actual results could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Modifications and Extinguishments

When the Company modifies or extinguishes debt, it does so in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted as an extinguishment. Based on the guidance relied upon and the analysis performed, if the Company believes the embedded conversion feature has no fair value on the date of issuance (measurement date) and the embedded conversion feature has no beneficial conversion feature, the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss. If the Company determines the change in terms meet the criteria for substantial modification under ASC 470 it will treat the modification as extinguishment and recognize a loss from debt extinguishment.

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards

In July 2017, the FASB issued ASU No. 2017-11, which eliminates the requirement to classify financial instruments as derivative liabilities simply because they have down round pricing protection. The Company has often issued warrants with down round pricing protection as part of its financing activities. Currently, the Company has convertible notes payable and warrants with down round pricing protection that are classified as derivative liabilities. The Company revalues these warrant tranches each reporting period and records the valuation differences as a component of other income in the statement of operations. The adoption of this ASU will allow the Company to classify its remaining warrant derivatives as equity and future warrants that might be issued by the Company with down round price protection will qualify as equity rather than derivative liability for balance sheet presentation purposes. This ASU is effective for annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is determining the financial impact of this ASU.

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04.  The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted.  We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

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

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards – continued

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

FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled.  It also will allow entities to make a policy election to account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  This standard did not have a significant impact on our consolidated financial statements and related disclosures.

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

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards – continued

FASB ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. The adoption of this ASU did not have a significant impact on our financial position, results of operations and cash flows.

Note D - Notes Payable

Notes payable consisted of the following:

	March 31, 2017	December 31, 2016
Jeff Zernov (Former Chief Executive Officer) (a)
Payable August 17, 2010 at 15% Interest.	$ 290,000	$ 290,000

Castaic (a)
Installment note payable annually at $17,171 including interest at 8.0% from January 2009 through January 2011.	30,620	30,620

Installment note payable monthly at $1,175 including interest at 8.0% from February 2008 through January 2011.	20,246	20,246

Innovative Outdoors (a)
Installment note payable monthly at $4,632 including interest at 7.0% from August 2008 through July 2011.	100,555	100,555

Total Notes Payable	$ 441,421	$ 441,421

(a) The Company no longer has contact with these holders and, accordingly, has not accrued interest on such notes since 2014.  Such accrual would have increased accrued expenses by approximately $13,652 each at March 31, 2017 and December 31, 2016 and increased interest expense by approximately $13,652 for each of the three months ended March 31, 2017 and 2016.

NOTE E – Convertible Debentures

As of March 31, 2017, the Company has outstanding fourteen (14) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 5% - 12%, per annum. Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company. Conversion prices vary based on the agreements and have various discount rates and terms. The convertible notes payable are convertible into common stock of the Company at the lesser of (a) discounts ranging from 0% - 50% of the lowest daily trading prices ranging from 10 to 30 days before the conversion date, or (b) a conversion price of $.0001

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Convertible Debentures – continued

During the three months ended March 31, 2017, the Company entered into convertible debentures aggregating $191,500.  Based on the embedded conversion features, the Company recorded derivative liabilities in the amount of approximately $500,000, debt discount of approximately $189,000 and interest expense of approximately $311,000 (due to the excess of the initial derivative valuation over the face amount of the debenture). In addition, the Company issued shares of commons stock as a commitment fee ( See Note I).

In January 2017, the Company entered into convertible debentures for an aggregate amount of $100,000. In exchange, the Company extinguished $100,000 of notes payable to a different party.   In connection with the $100,000 debentures, the Company recognized a loss from extinguishment of debt and additional derivative liabilities of approximately $390,000 during the three months ended March 31, 2017.

The conversion rights embedded in the Notes are accounted for as derivative financial instruments because of the down round feature of the conversion price.  The embedded conversion feature was valued at the date of issuance and each reporting period using the Black-Scholes-Merton options pricing model with the following assumptions:  risk free interest rates ranging from .62% to .93%, contractual expected life of six (6) to twelve (12) months, expected volatility of 462% to 550%, calculated using the historical closing price of the company’s common stock, and dividend yield of zero, resulting in fair market value.

The Company had convertible debentures outstanding as follows:

At March 31, 2017	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
September 1, 2015 - Debenture	227,873	––	227,873
December 3, 2015 - Debenture	11,667	––	11,667
August 29, 2016 - Debenture	20,000	––	20,000
August 29, 2016 - Debenture	24,000	––	24,000
December 8, 2016 - Debenture	35,500	(13,215)	22,285
January 11, 2017 - Debenture	30,000	(21,827)	8,173
January 18, 2017 - Debenture	60,000	(44,176)	15,824
January 18, 2017 - Debenture	15,000	(8,864)	6,136
January 23, 2017 - Debenture	37,000	––	37,000
February 2, 2017	66,500	(45,558)	20,942
March 9, 2017	20,000	(15,834)	4,166

Total Convertible Debentures	$ 630,925	$ (149,474)	$ 481,451

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Convertible Debentures - continued

At December 31, 2016	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
September 1, 2015 - Debenture	327,873	––	327,873
December 3, 2015 - Debenture	11,667	––	11,667
August 29, 2016 - Debenture	20,000	––	20,000
August 29, 2016 - Debenture	24,000	––	24,000
December 8, 2016 - Debenture	35,500	(30,965)	4,535
December 13, 2016 - Debenture	15,000	––	15,000

Total Convertible Debentures	$ 517,425	$ (30,965)	$ 486,460

In connection with the issuance of the note payable on December 8, 2016, the Company recorded a beneficial conversion feature of $35,500 based on the fixed conversion terms of such instrument.  During the three months ended March 31, 2017, the Company amortized approximately $18,000 to interest expense. Unamortized debt discount on this note at March 31, 2017 was $ 13,215.

Subsequent to March 31, 2017, all convertible notes payable are in default due to the Company’s delinquency of its public filings.  These notes also contain various default provisions including increases to the interest rate ranging from 0% to 16%, penalties of fixed amounts of $1,200, penalties of $500 per day or increases to the principal balance ranging from 0% to 150%. As of August 14, 2017, the Company has not received any correspondence enforcing default provisions of such notes.

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note F – Related Party Transactions

Notes payable – Related Parties consisted of the following:

The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,347,828 of accrued interest in accrued expenses at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016

R Kiphart – Former Member of Board of Directors – Unsecured (a)	$ 1,045,000	$ 1,045,000
R Kiphart – Former Member of Board of Directors – Secured (a)	50,000	50,000
Legacy Shareholders (a)	149,185	149,185
Miscellaneous	5,611	5,611
Current Management	8,391	8,391

Total Notes Payable – Related Parties	$ 1,258,187	$ 1,258,187

(a) The Company no longer has contact with these holders and, accordingly, has not accrued interest on such notes since December 2015.  Such accrual would have increased accrued expenses by approximately $41,062 and $164,248 at March 31, 2017 and December 31, 2016, respectively and increased interest expense by approximately $41,062 for each of the three months ended March 31, 2017 and 2016.

Note G – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital and has incurred an operating loss during the three months ended March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management intends to raise additional working capital through the issuance of stock and through additional loans from investors.

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

NOTE H – Accrued Expenses

Accrued Expenses consisted of the following:

	March 31, 2017	December 31, 2016

Consulting Fees	$ 765,379	$ 765,379
Interest	1,691,380	1,681,011
Miscellaneous	576,246	503,544

Total Accrued Expenses	$ 3,033,005	$ 2,949,934

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – Stockholders’ Equity

Increase in Authorized Shares

On February 6, 2017, the shareholders approved an amendment to the Company’s articles of Incorporation to increase the number of authorized common stock to 20,000,000,000 shares from 5,000,000,000 shares.

Preferred Stock

In June 2011, the board of directors approved the designation of 25,000,000 shares of preferred stock, par value $0.0001 per share, of the Company as Class A Preferred Stock. The Class A Preferred stock receive no dividends or liquidation preferences. Each share is entitled to the equivalent of 100 votes of common stock. Each share of Class A is convertible at a ratio of 1 share of Class A for .10 share of common.

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

In September 2014, the board of directors approved the designation of 10,000,000 shares of preferred stock, par value $0.0001 per share, of the Company as Class C Preferred Stock. The Class C Preferred stock receives no dividends or liquidation preferences. Each share is entitled to the equivalent of 10,000 votes of common stock. Each share of Class C is convertible at a ratio of 1 share of Class C for 10 shares of common.

In January 2016, the board of directors approved the designation of 10,000,000 shares of preferred stock, par value $0.001 per share, of the Company as Class D Preferred Stock. The Class D Preferred stock participate in dividends declared on the Company’s common stock on the basis of 1,000 shares of common per share of Class D and have no liquidation preference. Each share is entitled to the equivalent of 1,000 votes of common stock.  Each share of Class D is convertible at a ratio of 1 share of Class D for 1,000 shares of common.

•

In January 2016, the Company issued 3,441,000 shares of Class D as compensation for services rendered.  The Company recorded approximately $4,000,000 of expense related to such issuance.

•

In October 2016, the holders of the Class D converted all outstanding shares into 436,200,000 shares of the Company’s common stock, foregoing any additional shares owed under the stated conversion terms.

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

During the three months ended March 31, 2017, the Company issued 832,986,300 shares of common stock for the conversion of debt and accrued interest of approximately $83,300.

During the three months ended March 31, 2017, the Company issued 92,000,000 shares of common stock for services rendered.  The estimated fair value of such shares was approximately $111,000, which was expensed upon issuance.

During the three months ended March 31, 2017, the Company issued 41,562,500 shares of common stock for the payment of a loan commitment fee for a convertible debenture received February 2, 2017.  The estimated fair value of the loan commitment fee was approximately $62,350 and was expensed upon issuance. (See Note E).

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at March 31, 2017 and December 31, 2016 are $1,147,203.

NOTE K – Fair Value

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

The following liabilities were valued at fair value as of March 31, 2017 and December 31, 2016. No other items were valued at fair value on a recurring or non-recurring basis as of March 31, 2017 and December 31, 2016.

March 31, 2017		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 1,445,700	$ 1,445,700

Total		$ ––	$ ––	$ 1,445,700	$ 1,445,700

December 31, 2016		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 641,271	$ 641,271

Total		$ ––	$ ––	$ 641,271	$ 641,271

18

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – Fair Value – continued

The following table presents the approximate changes in fair value of the Company’s embedded conversion features (See Note E) measured at fair value on a recurring basis for the three months ended March 31, 2017.

Balance – January 1, 2017	$ 641,271
Issuance of Embedded Conversion Feature	890,774
Change in Fair Value	403,380
Reclassification to Additional Paid in Capital	(489,725)

Balance – March 31, 2017	$ 1,445,700

NOTE L – Subsequent Events

Subsequent to the three months ended March 31, 2017, the Company received $2,000 and issued a convertible note payable due in November 2017.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

Net revenues for the three months ended March 31, 2017 and 2016 was $19,354 and $2,660, respectively.  Cost of goods sold were $14,315 and $125 for the three months ended March 31, 2017 and 2016, respectively.  Net loss for the three months ended March 31 2017 was ($4,211,905) compared to net loss of ($4,079,397) for the three months ended March 31, 2016.

Total operating expenses were $402,435for the three months ended March 31, 2017 compared to $4,055,506 for the three months ended March 31, 2016.

Other income and (expenses) were ($1,189,312) for the three months ended March 31, 2017 compared to ($26,426) for the three months ended March 31, 2016. Other income and (expenses) for the three months ended March 31, 2017 consisted of change in fair value of derivatives of ($403,380), loss on extinguishment of debt of ($390,254) and interest expense of ($395,678) compared to change in fair value of derivatives of $26,728, loss on extinguishment of debt of $-0- and interest expense of ($53,154) for the three months ended March 31, 2016.

Loss on discountinued operations were $2,625,197 for the three months ended March 31, 2017 compared to $-0- for the three months ended March 31, 2016, which accounted for the spin-off of Western Grade.

Spin-Off

On July 28, 2017, the Company signed a Separation Agreement (the “Agreement”) with Ms. Joy Gillespie pursuant to which Ms. Gillespie exchanged her 445,000,000 shares of common stock of SoOum Corp. for 100% of the ownership interests of Western Grade, LLC (“WG”), which were owned by SoOum Corp.  In effect, this transaction reverses the prior acquisition of Western Grade by SoOum Corp., which occurred on October 06, 2016.  The Separation Agreement entered between the parties contains other terms common to a transaction of this nature.  Accordingly, the Company's financial statements will not include the operations of WG from effective date of January 1, 2017, and the related transaction was accounted for as a spin-off of WG as of the effective date. Based on the consideration received (shares of common stock) and the net assets surrendered, the Company recorded a loss on spinoff of approximately $2,600,000, which has been included in loss on discontinued operations in the accompanying statement of operations for the period ended March 31, 2017.

Due to the Agreement, the Company will no longer report WG as the Company's "Predecessor" and all historical financial information of the Company will be that of SoOum Corporation.  WG was only consolidated with SoOum Corporation's financial statements for the period from October 6, 2017 (date of acquisition) through December 31,2016.  The Proforma financial information included below discloses the effects as if the acquisition of WG was not included in the consolidated balance sheet at December 31, 2016 included herein.

Liquidity and Capital Resources

Our operations used approximately $191,000 in cash for the three months ended March 31, 2017. Cash required during the three months ended March 31, 2017, came principally from cash proceeds from convertible notes payable of $191,500.

Our operations used approximately $39 in cash for the three months ended March 31, 2016. Cash required during the three months ended March 31, 2016 came principally from cash proceeds from notes payable affiliates of $535.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $4,211,905 and $4,079,397 respectively, for the three months ended March 31, 2017 and 2016 and had an accumulated deficit of $23,911,775 as of March 31, 2017.  We have managed our liquidity during the first quarter of 2017 through the issuance of convertible notes payable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There were no changes to the Company’s critical accounting policies for the three months ended March 31, 2017.  Refer to the filed 10-K for a more detailed summary of the Company’s critical accounting policies.

Going Concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital and has incurred an operating loss during the three months ended March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management intends to raise additional working capital through the issuance of stock and through additional loans from investors.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2017:

1. Inadequate number of personnel that could accurately and timely record and report the Company's financial statements in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month ended March 31, 2017, the Company issued 832,986,300 shares of common stock as a result of the conversion of a debt in the amount of $83,300, held by a convertible note holder.

During the three month ended March 31, 2017, tthe Company issued 92,000,000 shares of common stock for services rendered valued at $111,000.

On February 06, 2017, the Company issued 41, 462,500 shares of common stock for a commitment fee valued at $62,344.

Item 3. Defaults Upon Senior Securities .

None.

Item 4. Mine Safety Disclosures .

Not applicable.

Item 5. Other Information .

None.

Item 6. Exhibits

(a)

Exhibits

31.1*  Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2* Certification pursuant to Section 302of Sarbanes Oxley Act of 2002

32.1*  Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2* Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)

Reports of Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOOUM CORP.

Date: August 17, 2017

By:/s/ William Westbrook

       William Westbrook

Its:  Chief Executive Officer and President

Date: August 17, 2017

By: /s/ Ronald Vega

        Ronald Vega

Its:  Treasurer and Chief Financial Officer

22