Form 10-Q
period 2017-06-30
SoOum Corp.
filed 2017-08-25
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    [ X ] Yes  [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. .

Large accelerated filer [ ]  Accelerated Filer [ ]     Non-Accelerated Filer [ ]    Smaller Reporting Company [X]    Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[   ]  Yes [X]  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of June 30, 2017 was approximately 1,584,245,095.

SOOUM CORP.

New York, New York

FINANCIAL REPORTS
AT
JUNE 30, 2017

SOOUM CORP.

New York, New York

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016            1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended

  June 30, 2017 and 2016 – Unaudited                                                                                      2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

  June 30, 2017 and 2016 – Unaudited                                                                                      3

Condensed Consolidated Notes to the Financial Statements                                                  4 - 16

SoOum Corp.
New York, New York

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and Cash Equivalents	$ —	$ 92
Prepaid Expenses	13,268	—
Current Assets of Discontinued Operations	—	391,566

Total Current Assets	13,268	391,658

Noncurrent Assets of Discontinued Operations	—	3,454,787

Total Assets	$ 13,268	$ 3,846,445

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Bank Overdraft	$ 2,180	$ —
Notes Payable - Current Portion	441,421	441,421
Notes Payable - Related Parties	1,258,187	1,258,187
Accounts Payable	1,283,323	1,283,324
Accrued Expenses	3,120,353	2,949,934
Customer Deposit	23,085	—
Judgements Payable	1,147,203	1,147,203
Stock Payable	—	5,000
Convertible Debt - Net of Discounts	575,882	486,460
Derivative Liability	1,242,080	641,271
Current Liabilities of Discontinued Operations	—	1,652,316

Total Current Liabilities	9,093,714	9,865,116

Other Liabilities
Non Current Portion of Discontinued Operations	—	80,808

Total Liabilities	9,093,714	9,945,924

Stockholders' Deficit
Common Stock - $.0001 Par; 20,000,000,000 Shares Authorized,
1,584,245,095 and 1,062,696,295 Issued and Outstanding, Respectively	158,425	106,270
Preferred Stock: $0.0001 Par; 25,000,000 Shares Authorized,
25,000,000 Issued and Outstanding, Respectively	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized,
9,100,000 Issued and Outstanding, Respectively	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,
1,690,000 Issued and Outstanding, Respectively	169	169
Additional Paid-In-Capital	14,694,723	14,445,510
Accumulated Deficit	(23,937,173)	(20,654,838)

Total Stockholders' Deficit	(9,080,446)	(6,099,479)

Total Liabilities and Stockholders' Deficit	$ 13,268	$ 3,846,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoOum Corp.
New York, New York

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues, Net	$ —	$ 427	$ 19,354	$ 3,087

Cost of Sales	—	312	14,315	437

Gross Profit	—	115	5,039	2,650

Expenses
General and Administrative	114,341	58,231	516,776	4,113,737

Loss Before Other Income and (Expense)	(114,341)	(58,116)	(511,737)	(4,111,087)

Other Income and (Expense)
Change in Fair Value of Derivative	203,620	(19,806)	(199,760)	6,922
Loss on Extinguishment of Debt	—	—	(390,254)	—
Interest Expense	(114,677)	(2,218)	(510,355)	(55,372)

Total Other Income and (Expense), Net	88,943	(22,024)	(1,100,369)	(48,450)

Loss from Operations Before
Provision for Taxes and Loss from Discontinued Operations	(25,398)	(80,140)	(1,612,106)	(4,159,537)

Provision for Taxes	—	—	—	—

Net Loss Before Discontinued Operations	(25,398)	(80,140)	(1,612,106)	(4,159,537)

Loss on Discontinued Operations	—	—	(2,625,197)	—

Net Loss for the Period	$ (25,398)	$ (80,140)	$ (4,237,303)	$ (4,159,537)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,584,245,095	63,909,685	1,434,887,681	62,349,034
Net Loss Per Common Share - Basic & Diluted:
Continuing Operations	($0.00)	($0.00)	($0.00)	($0.07)
Discontinued Operations	($0.00)	($0.00)	($0.00)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoOum Corp.
New York, New York

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2017	2016

Cash Flows from Operating Activities

Net Loss for the Period	$ (4,237,303)	$ (4,159,537)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Debt Discount	163,406	5,371
Loss on Extinguishment of Debt	390,254	—
Change in Fair Value of Derivative	199,760	(6,922)
Common Stock Issued for Services	111,000	4,003,984
Common Stock Issued for Commitment Fee	62,344	—
Loss on Discontinued Operations	2,625,197	—
Excess Fair Value of Derivatives	311,036	—
Changes in Assets and Liabilities:
Prepaid Expenses	(13,268)	—
Customer Discounts	23,085	—
Accrued Expenses	168,718	144,067
Judgements Payable	—	8,939

Net Cash Flows Used In Operating Activities	(195,771)	(4,098)

Cash Flows From Investing Activities
Cash Released in Spin-off of Discontined Operations	(122,830)	—
Notes Receivable Increase	—	297

Net Cash Flows Provided by Investing Activities	(122,830)	297

Cash Flows From Financing Activities
Bank Overdraft	2,180	—
Proceeds from Notes Payable - Related Parties, net	—	3,767
Cash Proceeds Received from Issuance of Convertible Notes Payable	193,500	—

Net Cash Flows Provided by Financing Activities	195,680	3,767

Net Change in Cash and Cash Equivalents	(122,921)	(34)

Cash and Cash Equivalents - Beginning of Period	122,921	41

Cash and Cash Equivalents - End of Period	$ —	$ 7

Cash Paid During the Period for:
Interest	—	—
Income Taxes	—	—

Non Cash Investing and Financing Activities:
Derivative Liability Reclassified to APIC	$ 489,725	$ —
Estimated Fair Value of Debt Discount	$ 189,484	$ —
Common Stock Issued Upon the Conversion of Notes Payable	$ 83,299	$ —

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

Spin-Off

On July 28, 2017, the Company signed a Separation Agreement (the “Agreement”) with Ms. Joy Gillespie pursuant to which Ms. Gillespie exchanged her 445,000,000 shares of common stock of SoOum Corp. for 100% of the ownership interests of Western Grade, LLC (“WG”), which were owned by SoOum Corp.  In effect, this transaction reverses the prior acquisition of Western Grade by SoOum Corp., which occurred on October 06, 2016.  The Separation Agreement entered between the parties contains other terms common to a transaction of this nature.  Accordingly, the Company's financial statements will not include the operations of WG from effective date of January 1, 2017, and the related transaction was accounted for as a spin-off of WG as of the effective date. Based on the consideration received (shares of common stock) and the net assets surrendered, the Company recorded a loss on spinoff of approximately $2,600,000, which has been included in loss on discontinued operations in the accompanying statement of operations for the period ended June 30, 2017.

Due to the Agreement, the Company will no longer report WG as the Company's "Predecessor" and all historical financial information of the Company will be that of SoOum Corporation.  WG was only consolidated with SoOum Corporation's financial statements for the period from October 6, 2017 (date of acquisition) through December 31, 2016.   The Proforma financial information included below discloses the effects as if the acquisition of WG was not included in the consolidated balance sheet at December 31, 2016 included herein.

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

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United Stated (“GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries.  All material intercompany transactions and balances have been eliminated.  These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  The results for the period ended June 30, 2017, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.  Certain items have been reclassified to conform to the current year presentation.

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

Debt Modifications and Extinguishments

When the Company modifies or extinguishes debt, it does so in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for as an extinguishment. Based on the guidance relied upon and the analysis performed, if the Company believes the embedded conversion feature has no fair value on the date of issuance (measurement date) and the embedded conversion feature has no beneficial conversion feature, the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss. If the Company determines the change in terms meet the criteria for substantial modification under ASC 470 it will treat the modification as extinguishment and recognize a loss from debt extinguishment.

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

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note D - Notes Payable

Notes payable consisted of the following:

	June 30, 2017	December 31, 2016
Jeff Zernov (Former Chief Executive Officer) (a)
Payable August 17, 2010 at 15% Interest.	$ 290,000	$ 290,000

Castaic (a)
Installment note payable annually at $17,171 including interest at 8.0% from January 2009 through January 2011.	30,620	30,620

Installment note payable monthly at $1,175 including interest at 8.0% from February 2008 through January 2011.	20,246	20,246

Innovative Outdoors (a)
Installment note payable monthly at $4,632 including interest at 7.0% from August 2008 through July 2011.	100,555	100,555

Total Notes Payable	$ 441,421	$ 441,421

(a) The Company no longer has contact with these holders and, accordingly, has not accrued interest on such notes since 2014.  Such accrual would have increased accrued expenses by approximately $27,300 and $13,652 at June 30, 2017 and December 31, 2016, respectively and increased interest expense by approximately $27,300 for each of the six months ended June 30, 2017 and 2016.

NOTE E – Convertible Debentures

As of June 30, 2017, the Company has outstanding fifteen (15) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 5% - 12%, per annum.  Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company.  Conversion prices vary based on the agreements and have various discount rates and terms. The convertible notes payable are convertible into common stock of the Company at the lesser of (a) discounts ranging from 0% - 50% of the lowest daily trading prices ranging from 10 to 30 days before the conversion date, or (b) a conversion price of $.0001.

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Convertible Debentures - continued

During the three months ended March 31, 2017, the Company entered into convertible debentures aggregating $191,500.  Based on the embedded conversion features, the Company recorded derivative liabilities in the amount of approximately $500,000, debt discount of approximately $189,000 and interest expense of approximately $311,000 (due to the excess of the initial derivative valuation over the face amount of the debenture).  In addition the Company issued shares of common stock as a commitment fee (See Note I).

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

The conversion rights embedded in the Notes are accounted for as derivative financial instruments because of the down round feature of the conversion price.  The embedded conversion feature was valued at the date of issuance and each reporting period using the Black-Scholes-Merton options pricing model with the following assumptions:  risk free interest rates ranging from .84% to 1.22%, contractual expected life of six (6) to twelve (12) months, expected volatility of 289% to 549%, calculated using the historical closing price of the company’s common stock, and dividend yield of zero, resulting in fair market value.

The Company had convertible debentures outstanding as follows:

At June 30, 2017	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
September 1, 2015 - Debenture	227,873	––	227,873
December 3, 2015 - Debenture	11,667	––	11,667
August 29, 2016 - Debenture	20,000	––	20,000
August 29, 2016 - Debenture	24,000	––	24,000
December 8, 2016 - Debenture	35,500	––	35,500
January 11, 2017 - Debenture	30,000	(12,354)	17,646
January 18, 2017 - Debenture	60,000	(24,176)	35,824
January 18, 2017 - Debenture	15,000	(1,364)	13,636
January 23, 2017 - Debenture	37,000	––	37,000
February 2, 2017	66,500	(12,308)	54,192
March 9, 2017	20,000	(6,841)	13,159
May 12, 2017	2,000	––	2,000

Total Convertible Debentures	$ 632,925	$ (57,043)	$ 575,882

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

In connection with the issuance of the note payable on December 8, 2016, the Company recorded a beneficial conversion feature of $35,500 based on the fixed conversion terms of such instrument.  During the six months ended June 30, 2017, the Company amortized approximately $30,000 to interest expense. The debt discount was fully amortized at June 30, 2017.

In April, 2017, all convertible notes payable were in default due to the Company’s delinquency of its public filings.  These notes also contain various default provisions including increases to the interest rate ranging from 0% to 16%, penalties of fixed amounts of $1,200, penalties of $500 per day or increases to the principal balance ranging from 0% to 150%. As of August 18, 2017, the Company has not received any correspondence enforcing default provisions of such notes.  Effective with the filing of this Form 10-Q for the period ended June 30, 2017, the Company will be current in its periodic filings.

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note F – Related Party Transactions

Notes payable – Related Parties consisted of the following:

The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,347,828 of accrued interest in accrued expenses at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016

R Kiphart – Former Member of Board of Directors – Unsecured (a)	$ 1,045,000	$ 1,045,000
R Kiphart – Former Member of Board of Directors – Secured (a)	50,000	50,000
Legacy Shareholders (a)	149,185	149,185
Miscellaneous	5,611	5,611
Current Management	8,391	8,391

Total Notes Payable – Related Parties	$ 1,258,187	$ 1,258,187

(a) The Company no longer has contact with these holders and, accordingly, has not accrued interest on such notes since December 2015.  Such accrual would have increased accrued expenses by approximately $82,124 and $164,248 at June 30, 2017 and December 31, 2016, respectively and increased interest expense by approximately $82,124 for each of the six months ended June 30, 2017 and 2016.

The Company has a convertible note payable with a David Westbrook, a related party, father to the Company’s CEO, in the amount of $2,000.  The note is due and payable in November 2017 and accrues interest at 12%. The note is included in convertible notes payable (See Note E).

Note G – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital and has incurred an operating loss during the six months ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – Accrued Expenses

Accrued Expenses consisted of the following:

	June 30, 2017	December 31, 2016

Consulting Fees	$ 765,379	$ 765,379
Interest	1,713,626	1,681,011
Professional Fees	641,348	503,544

Total Accrued Expenses	$ 3,120,353	$ 2,949,934

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

During the six months ended June 30, 2017, the Company issued 832,986,300 shares of common stock for the conversion of debt and accrued interest of approximately $83,300.

During the six months ended June 30, 2017, the Company issued 92,000,000 shares of common stock for services rendered.  The estimated fair value of such shares was approximately $111,000, which was expensed upon issuance.

During the six months ended June 30, 2017, the Company issued 41,562,500 shares of common stock for the payment of a loan commitment fee for a convertible debenture received February 2, 2017.  The estimated fair value of the loan commitment fee was approximately $62,350 and was expensed upon issuance. (See Note E).

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at June 30, 2017 and December 31, 2016 are $1,147,203.

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

The following liabilities were valued at fair value as of June 30, 2017 and December 31, 2016. No other items were valued at fair value on a recurring or non-recurring basis as of June 30, 2017 and December 31, 2016.

June 30, 2017		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 1,242,080	$ 1,242,080

Total		$ ––	$ ––	$ 1,242,080	$ 1,242,080

December 31, 2016		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 641,271	$ 641,271

Total		$ ––	$ ––	$ 641,271	$ 641,271

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – Fair Value – continued

The following table presents the approximate changes in fair value of the Company’s embedded conversion features (See Note E) measured at fair value on a recurring basis for the six months ended June 30, 2017.

Balance – January 1, 2017	$ 641,271
Issuance of Embedded Conversion Feature	890,774
Change in Fair Value	199,760
Reclassification to Additional Paid in Capital	(489,725)

Balance – June 30, 2017	$ 1,242,080

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Net revenues for the three months ended June 30, 2017 and 2016 was $-0- and $427, respectively.  Cost of goods sold were $-0- and $312 for the three months ended June 30, 2017 and 2016, respectively.  Net loss for the three months ended June 30 2017 was ($25,398) compared to net loss of ($80,140) for the three months ended June 30, 2016.

Total general and administrative expenses were $114,341 for the three months ended June 30, 2017 compared to $58,231 for the three months ended June 30, 2016.

Other income and (expenses) were $88,943 for the three months ended June 30, 2017 compared to ($22,024) for the three months ended June 30, 2016. Other income and (expenses) for the three months ended June 30, 2017 consisted of change in fair value of derivatives of $203,620 and interest expense of ($114,677) compared to change in fair value of derivatives of ($19,806) and interest expense of ($2,218) for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

Net revenues for the six months ended June 30, 2017 and 2016 was $19,354 and $3,087, respectively.  Cost of goods sold were $14,315 and $437 for the six months ended June 30, 2017 and 2016, respectively.  Net loss for the six months ended June 30 2017 was ($4,237,303) compared to net loss of ($4,159,537) for the six months ended June 30, 2016.

Total general and administrative expenses were $516,776 for the six months ended June 30, 2017 compared to $4,113,737 for the six months ended June 30, 2016.

Other income and (expenses) were ($1,100,369) for the six months ended June 30, 2017 compared to ($48,450) for the six months ended June 30, 2016. Other income and (expenses) for the six months ended June 30, 2017 consisted of change in fair value of derivatives of ($199,760), loss on extinguishment of debt of ($390,254) and interest expense of ($510,355) compared to change in fair value of derivatives of $6,922, and interest expense of ($55,372) for the six months ended June 30, 2016.

Loss on discontinued operations was $2,625,197 for the six months ended June 30, 2017 compared to $-0- for the six months ended June 30, 2016, which accounted for the spin-off of Western Grade.

Spin-Off

On July 28, 2017, the Company signed a Separation Agreement (the “Agreement”) with Ms. Joy Gillespie pursuant to which Ms. Gillespie exchanged her 445,000,000 shares of common stock of SoOum Corp. for 100% of the ownership interests of Western Grade, LLC (“WG”), which were owned by SoOum Corp.  In effect, this transaction reverses the prior acquisition of Western Grade by SoOum Corp., which occurred on October 06, 2016.  The Separation Agreement entered between the parties contains other terms common to a transaction of this nature.  Accordingly, the Company's financial statements will not include the operations of WG from effective date of January 1, 2017, and the related transaction was accounted for as a spin-off of WG as of the effective date. Based on the consideration received (shares of common stock) and the net assets surrendered, the Company recorded a loss on spinoff of approximately $2,600,000, which has been included in loss on discontinued operations in the accompanying statement of operations for the period ended June 30, 2017.

Due to the Agreement, the Company will no longer report WG as the Company's "Predecessor" and all historical financial information of the Company will be that of SoOum Corporation.  WG was only consolidated with SoOum Corporation's financial statements for the period from October 6, 2017 (date of acquisition) through December 31, 2016.  The Proforma financial information included below discloses the effects as if the acquisition of WG was not included in the consolidated balance sheet at December 31, 2016 included herein.

Liquidity and Capital Resources

Our operations used approximately $196,000 in cash for the six months ended June 30, 2017. Cash provided during the six months ended June 30, 2017, came principally from cash proceeds from convertible notes payable of $193,500.

Our operations used approximately $4,000 in cash for the six months ended June 30, 2016. Cash provided during the three months ended June 30, 2016 came principally from cash proceeds from notes payable affiliates of approximately $3,800.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $4,237,303 and $4,159,537 respectively, for the six months ended June 30, 2017 and 2016 and had an accumulated deficit of $23,937,173 as of June 30, 2017.  We have managed our liquidity during the first quarter of 2017 through the issuance of convertible notes payable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There were no changes to the Company’s critical accounting policies for the six months ended June 30, 2017.  Refer to the filed 10-K for a more detailed summary of the Company’s critical accounting policies.

Going Concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital and has incurred an operating loss during the six months ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2017:

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

(b) Changes in internal controls .

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .

The Company has a convertible note payable with a David Westbrook, a related party, father to the Company’s CEO, in the amount of $2,000.  The note is due and payable in November 2017 and accrues interest at 12%.

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

SOOUM CORP.

Date: August 24, 2017

By:/s/ William Westbrook

       William Westbrook

Its:  Chief Executive Officer and President

Date: August  24 , 2017

By: /s/ Ronald Vega

     Ronald Vega

Its:  Treasurer and Chief Financial Officer