Form 10-Q
period 2017-09-30
SoOum Corp.
filed 2017-12-01
CIK 78311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

□ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of November 30, 2017 was approximately 75,168,490.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

3

Condensed Consolidated Balance Sheets – September 30, 2017 (Unaudited) and December 31, 2016

4

Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2016 and 2017

5

Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2016 and 2017 (Unaudited)

6

Notes to Unaudited Condensed Consolidated Financial Statements

7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

21

Item 3: Quantitative and Qualitative Disclosures About Market Risks

22

Item 4: Controls and Procedures

22

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

23

Item 1A:  Risk Factors

23

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3: Defaults Upon Senior Securities

23

Item 4: Mine Safety Disclosures

23

Item 5: Other Information

23

Item 6: Exhibits

24

Signatures

24

SOOUM CORP.

New York, New York

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2017

SoOum Corp.
New York, New York

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and Cash Equivalents	$ —	$ 92
Prepaid Expenses	13,268	—
Current Assets of Discontinued Operations	—	391,566

Total Current Assets	13,268	391,658

Noncurrent Assets of Discontinued Operations	—	3,454,787

Total Assets	$ 13,268	$ 3,846,445

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Bank Overdraft	$ 4,793	$ —
Notes Payable - Current Portion	441,421	441,421
Notes Payable - Related Parties	1,258,187	1,258,187
Accounts Payable	1,316,333	1,283,324
Customer Deposit	23,085	—
Accrued Expenses	3,135,543	2,949,934
Judgements Payable	1,147,203	1,147,203
Stock Payable	—	5,000
Convertible Debt - Net of Discounts	628,369	486,460
Derivative Liability	755,905	641,271
Current Liabilities of Discontinued Operations	—	1,652,316

Total Current Liabilities	8,710,839	9,865,116

Other Liabilities
Non Current Portion of Discontinued Operations	—	80,808

Total Liabilities	8,710,839	9,945,924

Stockholders' Deficit
Common Stock - $.0001 Par; 20,000,000,000 Shares Authorized,
3,168,490 and 2,125,393 Issued and Outstanding, Respectively	317	106,270
Preferred Stock: $0.0001 Par; 25,000,000 Shares Authorized,
25,000,000 Issued and Outstanding, Respectively	2,500	2,500
Preferred Stock Class B: $0.0001 Par; 10,000,000 Shares Authorized,
9,100,000 Issued and Outstanding, Respectively	910	910
Preferred Stock Class C: $0.0001 Par; 10,000,000 Shares Authorized,
1,690,000 Issued and Outstanding, Respectively	169	169
Additional Paid-In-Capital	14,852,830	14,445,510
Accumulated Deficit	(23,554,297)	(20,654,838)

Total Stockholders' Deficit	(8,697,571)	(6,099,479)

Total Liabilities and Stockholders' Deficit	$ 13,268	$ 3,846,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoOum Corp.
New York, New York

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues, Net	$ —	$ 669	$ 19,354	$ 3,756

Cost of Sales	—	498	14,315	935

Gross Profit	—	171	5,039	2,821

Expenses
General and Administrative	40,832	756,232	557,608	4,869,969

Loss Before Other Income and (Expense)	(40,832)	(756,061)	(552,569)	(4,867,148)

Other Income and (Expense)
Change in Fair Value of Derivative	486,175	24,060	286,415	30,982
Loss on Extinguishment of Debt	—	—	(390,254)	—
Write Off Of Liabilities	—	—	—	—
Interest Expense	(62,466)	(7,333)	(572,822)	(62,705)

Total Other Income and (Expense), Net	423,709	16,727	(676,661)	(31,723)

Income (Loss) from Operations Before
Provision for Taxes and Loss from Discontinued Operations	382,877	(739,334)	(1,229,230)	(4,898,871)

Provision for Taxes	—	—	—	—

Net Income (Loss) Before Discontinued Operations	382,877	(739,334)	(1,229,230)	(4,898,871)

Loss on Discontinued Operations	—	—	(2,625,197)	—

Net Income (Loss) for the Period	$ 382,877	$ (739,334)	$ (3,854,427)	$ (4,898,871)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	3,168,490	148,636	2,970,222	133,276
Net Loss Per Common Share - Basic & Diluted:
Continuing Operations	$0.12	($4.97)	($0.41)	($36.76)
Discontinued Operations	$0.00	$0.00	($1.30)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial Statements.

SoOum Corp.
New York, New York

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2017	2016

Cash Flows from Operating Activities

Net Loss for the Period	$ (3,854,427)	$ (4,898,871)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Debt Discount	213,393	36,667
Loss on Extinguishment of Debt	390,254	—
Change in Fair Value of Derivative	(286,415)	503,690
Common Stock Issued for Services	111,000	4,265,178
Common Stock Issued for Commitment Fee	62,344	—
Loss on Discontinued Operations	2,625,197	344
Excess Fair Value of Derivatives	311,036	—
Changes in Assets and Liabilities:
Prepaid Expenses	(13,268)	—
Customer Deposit	23,085	—
Accounts Payable	35,510	—
Accrued Expenses	183,907	(145,778)
Other Assets	—	(10,000)

Net Cash Flows Used In Operating Activities	(198,384)	(248,770)

Cash Flows From Investing Activities
Cash Released in Spin-off of Discontined Operations	(122,830)	—

Net Cash Flows Provided by Investing Activities	(122,830)	—

Cash Flows From Financing Activities
Bank Overdraft	4,793	—
Proceeds from Notes Payable - Related Parties, net	—	211,831
Cash Proceed Received from Convertible Notes Payable, net	193,500	44,000

Net Cash Flows Provided by Financing Activities	198,293	255,831

Net Change in Cash and Cash Equivalents	(122,921)	7,061

Cash and Cash Equivalents - Beginning of Period	122,921	41

Cash and Cash Equivalents - End of Period	$ 0	$ 7,102

Cash Paid During the Period for:
Interest	—	—
Income Taxes	—	—

SUPPLEMENTAL DISCOLSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative Liability Reclassified to APIC	$ 489,725	$ —
Estimated Fair Value of Debt Discount	$ 189,484	$ —
Common Stock Issued Upon the Conversion of Notes Payable	$ 83,299	$ —
Common Stock Issued for Prepaid Services	—	$ 10,000
Common Stock Exchanged for Debt	—	$ 1,333

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

On November 14, 2017, the Board of Directors of the Company approved a one for 500 share reverse split of the Company’s common stock. All share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

Material Definitive Agreements

Acquisition

On August 25, 2016, SoOum Corp entered into a Securities Purchase Agreement with one hundred percent (100%) of the members (“the Sellers”) of Western Grade LLC (“WG”).   Upon the closing of the transaction on October 6, 2016, WG members transferred all of their outstanding ownership interests to SoOum Corp. In consideration, SoOum Corp. issued 890,000 shares of common stock to the Sellers. The common stock received by the members of Western Grade LLC, represent an ownership interest in SoOum Corp of approximately 42% at such time.  WG became a wholly owned subsidiary of SoOum Corp. See Form 8-K filed by SoOum Corp. on October 6, 2016 for more detail.

Initially, for periods after the acquisition of WG (since October 6, 2016), SoOum Corp.’s financial results were referred to as “Successor” and its results of operations combined SoOum Corp. operations and Western Grade’s operations.  For periods prior to the acquisition of WG the financial results were referred to as “Predecessor” and its operations included only the operations of WG.

Spin-Off

On July 28, 2017, the Company signed a Separation Agreement (the “Agreement”) with Ms. Joy Gillespie pursuant to which Ms. Gillespie exchanged her 890,000 shares of common stock of SoOum Corp. for 100% of the ownership interests of Western Grade, LLC (“WG”), which were owned by SoOum Corp.  In effect, this transaction reverses the prior acquisition of Western Grade by SoOum Corp., which occurred on October 06, 2016.  The Separation Agreement entered between the parties contains other terms common to a transaction of this nature.  Accordingly, the Company's financial statements will not include the operations of WG from effective date of January 1, 2017, and the related transaction was accounted for as a spin-off of WG as of the effective date. Based on the consideration received (shares of common stock) and the net assets surrendered, the Company recorded a loss on spinoff of approximately $2,600,000, which has been included in loss on discontinued operations in the accompanying statement of operations for the period ended September 30, 2017.

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

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United Stated ("U.S. GAAP"), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securites and Exchange Commission ("SEC"). The results for the period ended September 30, 2017, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period. Certain items have been reclassified to conform to the current year presentation.

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

Note D - Notes Payable

Notes payable consisted of the following:

	September 30, 2017	December 31, 2016
Jeff Zernov (Former Chief Executive Officer) (a)
Payable August 17, 2010 at 15% Interest.	$ 290,000	$ 290,000

Castaic (a)
Installment note payable annually at $17,171 including interest at 8.0% from January 2009 through January 2011.	30,620	30,620

Installment note payable monthly at $1,175 including interest at 8.0% from February 2008 through January 2011.	20,246	20,246

Innovative Outdoors (a)
Installment note payable monthly at $4,632 including interest at 7.0% from August 2008 through July 2011.	100,555	100,555

Total Notes Payable	$ 441,421	$ 441,421

(a) The Company no longer has contact with these holders and, accordingly, has not accrued interest on such notes since 2014.  Such accrual would have increased accrued expenses by approximately $ 150,000 and $110,000 each at September 30, 2017 and December 31, 2016, respectively and increased interest expense by approximately $40,956 for each of the nine months ended September 30, 2017 and 2016.

NOTE E – Convertible Debentures

As of September 30, 2017, the Company has outstanding sixteen (16) security purchase agreements with accredited investors for the sale of convertible promissory notes bearing interest at 5% - 12%, per annum with maturity dates ranging from due on demand through February 2018 .. Pursuant to the convertible promissory notes the investor may convert the amount paid towards the Securities Purchase Agreements into common stock of the Company. Conversion prices vary based on the agreements and have various discount rates and terms. The convertible notes payable are convertible into common stock of the Company at the lesser of (a) discounts ranging from 0% - 50% of the lowest daily trading prices ranging from 10 to 30 days before the conversion date, or (b) a conversion price of $.0001

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Convertible Debentures – continued

During the nine months ended September 30, 2017, the Company entered into convertible debentures aggregating $196,000.  Based on the embedded conversion features, the Company recorded derivative liabilities in the amount of approximately $500,000, debt discount of approximately $189,000 and interest expense of approximately $311,000 (due to the excess of the initial derivative valuation over the face amount of the debenture). In addition, the Company issued shares of commons stock as a commitment fee (See Note I).

In January 2017, the Company entered into convertible debentures for an aggregate amount of $100,000. In exchange, the Company extinguished $100,000 of notes payable to a different party.   In connection with the $100,000 debentures, the Company recognized a loss from extinguishment of debt and additional derivative liabilities of approximately $390,000 during the nine months ended September 30, 2017.

The conversion rights embedded in the Notes are accounted for as derivative financial instruments because of the down round variable conversion feature of the conversion price.  The embedded conversion feature was valued at the date of issuance and each reporting period using the Black-Scholes-Merton options pricing model with the following assumptions:  risk free interest rates ranging from .96% to 1.31%, contractual expected life of six (6) to twelve (12) months, expected volatility of 372% to 560%, calculated using the historical closing price of the company’s common stock, and dividend yield of zero, resulting in fair market value.

The Company had convertible debentures outstanding as follows:

At September 30, 2017	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
January 10, 2014 - Debenture	$ 7,150	$ ––	$ 7,150
April 2, 2014 – Debenture	17,815	––	17,815
June 18, 2014 – Settlement Agreement	58,420	––	58,420
September 1, 2015 - Debenture	227,873	––	227,873
December 3, 2015 - Debenture	11,667	––	11,667
August 29, 2016 - Debenture	20,000	––	20,000
August 29, 2016 - Debenture	24,000	––	24,000
December 8, 2016 - Debenture	35,500	––	22,285
January 11, 2017 - Debenture	30,000	( 2 880 )	8,173
January 18, 2017 - Debenture	60,000	(4,176)	15,824
January 18, 2017 - Debenture	15,000	––	6,136
January 23, 2017 - Debenture	37,000	––	37,000
February 2, 2017	66,500	––	20,942
March 9, 2017	20,000	––	4,166
May 12, 2017	2,000	––	2,000
August 29,2017	2,500	––	2,500

Total Convertible Debentures	$ 635,425	$ (7,056)	$ 628,369

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

In connection with the issuance of the note payable on December 8, 2016, the Company recorded a beneficial conversion feature of $35,500 based on the fixed conversion terms of such instrument.  During the nine months ended September 30, 2017, the Company amortized approximately $31,000 to interest expense. The debt discount was fully amortized at September 30, 2017.

As of April 2017, all convertible notes payable are in default due to the Company’s delinquency of its public filings.  These notes also contain various default provisions including increases to the interest rate ranging from 0% to 16%, penalties of fixed amounts of $1,200, penalties of $500 per day or increases to the principal balance ranging from 0% to 150%. As of November 2 8, 2017, the Company has not received any correspondence enforcing default provisions of such notes.

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note F – Related Party Transactions

Notes payable – Related Parties consisted of the following:

The notes to the former member of the Board of Directors are in default and the Company has included approximately $1,347,828 of accrued interest in accrued expenses at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016

R Kiphart – Former Member of Board of Directors – Unsecured (a)	$ 1,045,000	$ 1,045,000
R Kiphart – Former Member of Board of Directors – Secured (a)	50,000	50,000
Legacy Shareholders (a)	149,185	149,185
Miscellaneous	5,611	5,611
Current Management	8,391	8,391

Total Notes Payable – Related Parties	$ 1,258,187	$ 1,258,187

(a) The Company no longer has contact with these holders and, accordingly, has not accrued interest on such notes since December 2015.  Such accrual would have increased accrued expenses by approximately $287,000 and $164,000 at September 30, 2017 and December 31, 2016, respectively and increased interest expense by approximately $ 123,000 for each of the nine months ended September 31, 2017 and 2016.

Note G – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital and has incurred an operating loss during the nine months ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE H – Accrued Expenses

Accrued Expenses consisted of the following:

	September 30, 2017	December 31, 2016

Consulting Fees	$ 765,379	$ 765,379
Interest	1,726,023	1,681,011
Miscellaneous	644,141	503,544

Total Accrued Expenses	$ 3,135,543	$ 2,949,934

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

- In January 2016, the Company issued 3,441,000 shares of Class D as compensation for services rendered.  The Company recorded approximately $4,000,000 of expense related to such issuance.

- In October 2016, the holders of the Class D converted all outstanding shares into 872,400 shares of the Company’s common stock, foregoing any additional shares owed under the stated conversion terms.

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

During the nine months ended September 30, 2017, the Company issued 1,665,972 shares of common stock for the conversion of debt and accrued interest of approximately $83,300.

During the nine months ended September 30, 2017, the Company issued 184,000 shares of common stock for services rendered.  The estimated fair value of such shares was approximately $111,000, which was expensed upon issuance.

During the three months ended September 30, 2017, the Company issued 83,125 shares of common stock for the payment of a loan commitment fee for a convertible debenture received February 2, 2017.  The estimated fair value of the loan commitment fee was approximately $62,350 and was expensed upon issuance. (See Note E).

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – Commitments and Contingencies

Various creditors have brought legal proceedings for collections of their claims against the Company.  Judgments payable at September 30, 2017 and December 31, 2016 are $1,147,203.

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

The following liabilities were valued at fair value as of September 30, 2017 and December 31, 2016. No other items were valued at fair value on a recurring or non-recurring basis as of September 30, 2017 and December 31, 2016.

September 30, 2017		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 755,905	$ 755,905

Total		$ ––	$ ––	$ 755,905	$ 755,905

December 31, 2016		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 641,271	$ 641,271

Total		$ ––	$ ––	$ 641,271	$ 641,271

SOOUM CORP.

New York, New York

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – Fair Value – continued

The following table presents the approximate changes in fair value of the Company’s embedded conversion features (See Note E) measured at fair value on a recurring basis for the three months ended March 31, 2017.

Balance – January 1, 2017	$ 641,271
Issuance of Embedded Conversion Feature	890,774
Change in Fair Value	286,415
Reclassification to Additional Paid in Capital	(489,725)

Balance – September 30, 2017	$ 755,905

NOTE L – Subsequent Events

In November 2017, the Company issued 72,000,000 shares of Common Stock for employee and consultants compensation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016

Net revenues for the three months ended September 30, 2017 and 2016 was $-0- and $629, respectively.  Cost of goods sold were $-0- and $498 for the three months ended September 30, 2017 and 2016, respectively.  Net income for the three months ended September 30 2017 was $382,959 compared to net loss of ($350,797) for the three months ended September 30, 2016.

Total general and administrative expenses were $40,832 for the three months ended September 30, 2017 compared to $165,543 for the three months ended September 30, 2016.

Other income and (expenses) were $423,791 for the three months ended September 30, 2017 compared to ($185,425) for the three months ended September 30, 2016. Other income and (expenses) for the three months ended September 30, 2017 consisted of  change in fair value of derivatives of $486,175 and interest expense of ($62,384) compared to change in fair value of derivatives of $355,408 and interest expense of ($540,833) for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016

Net revenues for the nine months ended September 30, 2017 and 2016 was $19,354 and $3,756, respectively.  Cost of goods sold were $14,315 and $935 for the nine months ended September 30, 2017 and 2016, respectively.  Net loss for the nine months ended September 30 2017 was ($3,854,345) compared to net income of $6,040,282 for the nine months ended September 30, 2016.

Total general and administrative expenses were $557,608 for the nine months ended September 30, 2017 compared to $279,280 for the nine months ended September 30, 2016.

Other income and (expenses) were ($676,579) for the nine months ended September 30, 2017 compared to $6,316,741 for the nine months ended September 30, 2016. Other income and (expenses) for the nine months ended September 30, 2017 consisted of change in fair value of derivatives of $286,415, loss on extinguishment of debt of ($390,254) and interest expense of ($572,740) compared to change in fair value of derivatives of $362,330, loss on extinguishment of debt of $-0- and interest expense of ($596,205) for the nine months ended September 30, 2016.

Loss on discontinued operations was $2,625,197 for the nine months ended September 30, 2017 compared to $-0- for the nine months ended September 30, 2016, which accounted for the spin-off of Western Grade.

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

Liquidity and Capital Resources

Our operations used approximately $196,000 in cash for the nine months ended September 30, 2017. Cash required during the nine months ended September 30, 2017, came principally from cash proceeds from convertible notes payable of $193,500.

Our operations used approximately $9,000 in cash for the nine months ended September 30, 2017. Cash required during the three months ended September 30, 2017 came principally from cash proceeds from an investor of $2,500.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred a net loss of $3,854,345 and net income of $6,040,283 respectively, for the nine months ended September 30, 2017 and 2016 and had an accumulated deficit of $23,554,215 as of September 30, 2017.  We have managed our liquidity during the nine months of 2017 through the issuance of convertible notes payable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There were no changes to the Company’s critical accounting policies for the three months ended September 30, 2017.  Refer to the filed 10-K for a more detailed summary of the Company’s critical accounting policies.

Going Concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital and has incurred an operating loss during the three months ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2017:

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

101 XBRL Interactive Data Documents (To be filed as an amendment)

(b) Reports of Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOOUM CORP.

Date: November 30, 2017

By /s/William Westbrook

       William Westbrook

Its:  Chief Executive Officer and President

Date: November 30, 2017

By: /s/Terence Byrne

         Terence Byrne

Its:  Treasurer and Chief Financial Officer