Form 10-Q/A
period 2017-09-30
SoOum Corp.
filed 2017-12-06
CIK 78311

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

Item 3. Defaults Upon Senior Securities .

None.

Item 4. Mine Safety Disclosures .

Not applicable.

Item 5. Other Information .

None.

Item 6. Exhibits

(a) Exhibits

31.1*  Amended Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2* Amended Certification pursuant to Section 302of Sarbanes Oxley Act of 2002

32.1*  Amended Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2* Amendd Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101* XBRL Interactive Data Documents

* Herewith

(b) Reports of Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOOUM CORP.

Date: December 6, 2017

By /s/William Westbrook

       William Westbrook

Its:  Chief Executive Officer and President

Date: December 6, 2017

By: /s/Terence Byrne

         Terence Byrne

Its:  Treasurer and Chief Financial Officer